Form 10QSB
period 1999-03-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 1999-06-28
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
         March 31, 1999                                         333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Florida                                            59-3535315
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3411 Tamiami Trail North, Naples, Florida                         34103
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:     (941) 643-4646
                          -----------------------------------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]              No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock, $.01 Par Value                             18,000
                                           ------------------------------------
             Class                           Outstanding as of June 25, 1999

Transitional Small Business Disclosure Format:

                  Yes [ ]               No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                                 BALANCE SHEETS



                                                              March 31, 1999       February 22, 1999
                                                              --------------       -----------------
ASSETS                                                          (Unaudited)

Cash and due from banks                                       $      113,035       $         206,330
Federal funds sold                                                        --                      --
                                                              --------------       -----------------

                 Total cash and cash equivalents                     113,035                 206,330

Securities available for sale                                             --                      --

Loans                                                                     --                      --
Less allowance for loan losses                                            --                      --
                                                              --------------       -----------------

Net loans                                                                                         --

Deferred offering costs                                               35,746                  16,905
Premises and equipment, net                                        1,528,873               1,429,237
Accrued interest & other assets                                       29,832                  22,942
                                                              --------------       -----------------

                 Total assets                                 $    1,707,486       $       1,675,414
                                                              ==============       =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                        $           --       $              --
  Interest bearing                                                        --                      --
                                                              --------------       -----------------

                 Total deposits                                           --                      --
Accounts payable                                                      23,740                   8,577
Loans payable                                                      1,700,000               1,600,000
Advances from organizers                                                  --                      --
Customer repurchase agreements                                            --                      --
Accrued interest & other liabilities                                  44,882                  34,309
                                                              --------------       -----------------
                 Total liabilities                                 1,768,622               1,642,886

Shareholders' equity:
  Preferred stock, par value $.01 per share,
     1,000,000 shares authorized; no shares
     issued and outstanding                                               --                      --
  Common stock, par value $.01 per share,
     20,000,000 shares authorized; 18,000 shares
     issued and outstanding                                              180                     180
  Additional paid-in capital                                         179,820                 179,820
  Deficit                                                           (241,136)               (147,472)
  Unrealized loss on securities available for sale                        --                      --
                                                              --------------       -----------------

                 Total shareholders' equity                          (61,136)                 32,528
                                                              --------------       -----------------

                 Total liabilities and shareholders' equity   $    1,707,486       $       1,675,414
                                                              ==============       =================


See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three months ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                      ----            ----
Interest income:
     Interest and fees on loans                    $      --       $      --
     Interest on securities                               --              --
     Interest on federal funds sold                       --              --
     Interest on reverse repurchase agreement             --              --
     Interest other                                      911              --
                                                   ---------       ---------

Total interest income                                    911              --
Interest expense:
     Interest on deposits                                 --
     Interest on repurchase agreements                    --              --
     Interest other                                    4,776              --
                                                   ---------       ---------
Total interest expense                                 4,776              --
                                                   ---------       ---------

Net interest income                                   (3,865)             --

Provision for loan losses                                 --              --
                                                   ---------       ---------

Net interest income after
     Provision for loan losses                        (3,865)             --

Non-interest income

Non-interest expense:
     Salaries and benefits                            68,853              --
     Occupancy and equipment expense                  29,086              --
     Other expense                                    16,213              --
                                                   ---------       ---------

Total non-interest expense                           114,152              --
                                                   ---------       ---------

Net loss                                            (118,017)             --
                                                   ---------       ---------

Other comprehensive income (loss)                         --              --
                                                   ---------       ---------

Comprehensive income (loss)                        $(118,017)      $      --
                                                   =========       =========

Net loss per share                                 $  (14.96)      $      --
                                                   =========       =========

Average shares outstanding                             7,889              --
                                                   =========       =========


See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                            Three months ended March 31,
                                                            ----------------------------
                                                               1999            1998
                                                               ----            ----
Cash flows from operating activities:
     Net loss                                               $(118,017)      $      --
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                              97              --
         Provision for loan losses                                 --              --
         Increase in deferred
             offering costs                                   (28,155)             --
         Increase in accrued interest
            and other assets                                   (6,490)             --
         Increase in accrued interest
            and other liabilities                              50,216              --
                                                            ---------       ---------

     Total adjustments                                         15,668              --
                                                            ---------       ---------

Net cash used in operating activities                        (102,349)             --
                                                            ---------       ---------

Cash flow from investing activities:
     Net increase in loans                                         --              --
     Purchase of securities available for sale                     --              --
     Maturity of securities available for sale                     --              --
     Purchase of premises and equipment                      (179,673)             --
                                                            ---------       ---------
Net cash used in investing activities                        (179,673)             --
                                                            ---------       ---------

Cash flow from financing activities:
     Net proceeds from issuance of common stock                90,000              --
     Borrowings on loans payable                              200,000              --
     Increase in customer repurchase agreements                    --
     Repayments on organizers advances                        (10,000)             --
                                                            ---------       ---------
Net cash provided by financing activities                     280,000              --
                                                            ---------       ---------

Increase (Decrease) in cash and cash equivalents               (2,022)             --

Cash and cash equivalents, beginning of period                115,057              --
                                                            ---------       ---------

Cash and cash equivalents, end of period                    $ 113,035       $      --
                                                            =========       =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest               $   1,958       $      --
                                                            =========       =========

Supplemental schedule of noncash financing activities:
     Settlement of organizers advances in exchange
         for issuance of common stock                       $      --       $      --
                                                            =========       =========


See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:

        Citizens Bancshares of Southwest Florida, Inc. (the "Company") was incorporated under the laws of the state of Florida. The Company is in the development stage and its activities have been limited to the organization of the Bank, as well as the offering of $12,000,000 in common stock (the "Offering"). Approximately $9.7 million of the proceeds of the Offering are intended to be used by the Company to provide for the capitalization of the Bank.

Basis of Presentation:

        The accompanying unaudited financial statements include the accounts of the Company. No intercompany accounts or transactions exist.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - INITIAL PUBLIC OFFERING

         On May 19, 1999, the Company began offering 1,200,000 shares of common stock in a public offering providing net proceeds of approximately $11.9 million after deducting offering costs. The proceeds from the public offering are being held in an escrow account until the Company receives subscriptions for 1,000,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Citizens Bancshares of Southwest Florida, Inc. (the "Company") is in the development stage. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 for an offering of a minimum of 1,000,000 shares and a maximum of 1,200,000 shares of the Company's common stock, $.01 par value per share. The Registration Statement became effective on May 14, 1999. The primary purpose of the offering is to raise funds to form and capitalize Citizens National Bank of Southwest Florida, a national banking association in organization (the "Bank"). The Company has funded its start-up and organization costs through (i) the sale of $180,000 of the Company's common stock to the Company's directors at the public offering price of $10.00 per share, and (ii) an $800,000 line of credit from NationsBank, N.A. The offering is conditioned upon fulfillment of the following conditions: (a) not less than $10,000,000 shall have been deposited in the subscription escrow account, (b) the Federal Reserve Board must have approved the Company's application to become a bank holding company, (c) the FDIC must have approved the Bank's application for deposit insurance, and (d) the Company shall not have canceled the offering prior to the time funds are withdrawn from the subscription escrow account.

         Subscription funds received during the offering are being placed in an escrow account and invested in direct obligations of the U.S. government and U.S. government-backed securities.

            In the opinion of the Company, the minimum proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective first years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceedings of the offering.

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits. The following exhibit is filed with this report:


                  Exhibit No.                        Description
                  -----------         ------------------------------------------


                      27              Financial Data Schedule (for SEC use only)


             (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: June 28, 1999                   By:  /s/ Michael L. McMullan
                                            -----------------------------------
                                            Michael L. McMullan
                                            Chief Executive Officer