Form 10QSB
period 1999-06-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 1999-08-13
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File Number:
          June 30, 1999                                         333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                         59-3535315
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)


3411 Tamiami Trail North, Suite 200, Naples, Florida                34103
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:     (941) 643-4646
                           ----------------------------------------------------

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

                  Yes   X                   No
                       ----                     -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                      18,000
----------------------------        -------------------------------------------
        Class                             Outstanding as of August 12, 1999

Transitional Small Business Disclosure Format:

        Yes                         No       X
            ----------                  ---------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                                 BALANCE SHEETS

                                                               June 30, 1999    February 22, 1999
                                                              ----------------  -----------------
                                                                (Unaudited)
ASSETS

Cash and due from banks                                         $   154,293       $   206,330
Federal funds sold                                                       --                --
                                                                -----------       -----------

                Total cash and cash equivalents                     154,293           206,330

Securities available for sale                                            --                --

Loans                                                                    --                --
Less allowance for loan losses                                           --                --
                                                                -----------       -----------

Net loans                                                                                  --

Deferred offering costs                                              77,131            16,905
Premises and equipment, net                                       1,781,614         1,429,237
Accrued interest & other assets                                      32,481            22,942
                                                                -----------       -----------

                Total assets                                    $ 2,045,519       $ 1,675,414
                                                                ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                          $        --       $        --
  Interest bearing                                                       --                --
                                                                -----------       -----------

                Total deposits                                           --                --

Accounts payable                                                     29,092             8,577
Loans payable                                                     2,300,000         1,600,000
Advances from organizers                                                 --                --
Customer repurchase agreements                                           --                --
Accrued interest & other liabilities                                 20,002            34,309
                                                                -----------       -----------
                Total liabilities                                 2,349,094         1,642,886

Shareholders' equity:
  Preferred stock, par value $.01 per share,
     2,000,000 shares authorized; no shares
     issued and outstanding                                              --                --
  Common stock, par value $.01 per share,
     10,000,000 shares authorized; 18,000 shares
     issued and outstanding                                             180               180
  Additional paid-in capital                                        179,820           179,820
  Deficit                                                          (483,575)         (147,472)
  Unrealized loss on securities available for sale                       --                --
                                                                -----------       -----------

                Total shareholders' equity                         (303,575)           32,528
                                                                -----------       -----------

                Total liabilities and shareholders' equity      $ 2,045,519       $ 1,675,414
                                                                ===========       ===========


See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months ended June 30
                                                                -----------------------------
                                                                   1999             1998
                                                                   ----             ----
Interest income:
     Interest and fees on loans                                 $        --       $        --
     Interest on securities                                              --                --
     Interest on federal funds sold                                      --                --
     Interest on reverse repurchase agreement                            --                --
     Interest other                                                  55,480                --
                                                                -----------       -----------

Total interest income                                                55,480                --
Interest expense:
     Interest on deposits                                                --                --
     Interest on repurchase agreements                                   --                --
     Interest other                                                  11,209                --
                                                                -----------       -----------
Total Iinterest expense                                              11,209                --
                                                                -----------       -----------

Net interest income                                                  44,271                --

Provision for loan losses                                                --                --
                                                                -----------       -----------

Net interest income after
     Provision for loan losses                                       44,271                --

Non-interest income

Non-interest expense:
     Salaries and benefits                                          169,061                --
     Occupancy and equipment expense                                 39,899                --
     Other expense                                                   77,750                --
                                                                -----------       -----------

Total non-interest expense                                          286,710                --
                                                                -----------       -----------

Net loss                                                           (242,439)               --
                                                                -----------       -----------

Other comprehensive income (loss)                                        --                --
                                                                -----------       -----------

Comprehensive income (loss)                                     $  (242,439)      $        --
                                                                ===========       ===========

Net loss per share                                              $    (13.47)      $        --
                                                                ===========       ===========

Average shares outstanding                                           18,000                 0
                                                                ===========       ===========


See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  Six months ended June 30,
                                                                -----------------------------
                                                                   1999              1998
                                                                   ----              ----
Interest income:
     Interest and fees on loans                                 $        --       $        --
     Interest on securities                                              --                --
     Interest on federal funds sold                                      --                --
     Interest on reverse repurchase agreement                            --                --
     Interest other                                                  56,391                --
                                                                -----------       -----------

Total interest income                                                56,391                --
Interest expense:
     Interest on deposits                                                --                --
     Interest on repurchase agreements                                   --                --
     Interest other                                                  15,985                --
                                                                -----------       -----------
Total interest expense                                               15,985                --
                                                                -----------       -----------

Net interest income                                                  40,406                --

Provision for loan losses                                                --                --
                                                                -----------       -----------

Net interest income after
     Provision for loan losses                                       40,406                --

Non-interest income

Non-interest expense:
     Salaries and benefits                                          237,914                --
     Occupancy and equipment expense                                 68,985                --
     Other expense                                                   93,963                --
                                                                -----------       -----------

Total non-interest expense                                          400,862                --
                                                                -----------       -----------

Net loss                                                           (360,456)               --
                                                                -----------       -----------

Other comprehensive income (loss)                                        --                --
                                                                -----------       -----------

Comprehensive income (loss)                                     $  (360,456)      $        --
                                                                ===========       ===========

Net loss per share                                              $    (27.79)      $        --
                                                                ===========       ===========

Average shares outstanding                                           12,973                 0
                                                                ===========       ===========


See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Six months ended June 30,
                                                                -----------------------------
                                                                    1999            1998
                                                                    ----            ----
Cash flows from operating activities:
     Net loss                                                   $  (360,456)      $        --
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                                   194                --
         Provision for loan losses                                       --                --
         (Increase) Decrease in deferred
             offering costs                                         (69,540)               --
         (Increase) Decrease in accrued interest
            and other assets                                         (9,139)               --
         Increase (Decrease) in accrued interest
            and other liabilities                                    30,688                --
                                                                -----------       -----------

     Total adjustments                                              (47,797)               --
                                                                -----------       -----------

Net cash used in operating activities                              (408,253)               --
                                                                -----------       -----------

Cash flow from investing activities:
     Net increase in loans                                               --                --
     Purchase of securities available for sale                           --                --
     Maturity of securities available for sale                           --                --
     Purchase of premises and equipment                            (432,511)               --
                                                                -----------       -----------
Net cash used in investing activities                              (432,511)               --
                                                                -----------       -----------

Cash flow from financing activities:
     Net proceeds from issuance of common stock                      90,000                --
     Borrowings on loans payable                                    800,000                --
     Increase in customer repurchase agreements                          --                --
     Repayments on organizers advances                              (10,000)               --
                                                                -----------       -----------
Net cash provided by financing activities                           880,000                --
                                                                -----------       -----------

Increase (Decrease) in cash and cash equivalents                     39,236                --

Cash and cash equivalents, beginning of period                      115,057                --
                                                                -----------       -----------

Cash and cash equivalents, end of period                        $   154,293       $        --
                                                                ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $    60,606       $        --
                                                                ===========       ===========

Supplemental schedule of noncash financing activities:
     Settlement of organizers advances in exchange
         for issuance of common stock                           $        --       $        --
                                                                ===========       ===========

See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999



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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - INITIAL PUBLIC OFFERING

         On May 19, 1999, the Company began offering 1,200,000 shares of common stock in a public offering providing net proceeds of approximately $11.9 million after deducting offering costs. The proceeds from the public offering are being held in an escrow account until the Company receives subscriptions for 1,000,000 shares of the Company's common stock.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

         Citizens Bancshares of Southwest Florida, Inc. (the "Company") is in the development stage. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 for an offering of a minimum of 1,000,000 shares and a maximum of 1,200,000 shares of the Company's common stock, $.01 par value per share. The Registration Statement became effective on May 14, 1999. The primary purpose of the offering is to raise funds to form and capitalize Citizens National Bank of Southwest Florida, a national banking association in orgainzation (the "Bank"). The Company has funded its start-up and organization costs through (i) the sale of $180,000 of the Company's common stock to the Company's directors at the public offering price of $10.00 per share, and (ii) an $800,000 line of credit from NationsBank, N.A. The offering is conditioned upon fulfillment of the following conditions: (a) not less than $10,000,000 shall have been deposited in the subscription escrow account, (b) the Federal Reserve Board must have approved the Company's application to become a bank holding company, (c) the FDIC must have approved the Bank's application for deposit insurance, and (d) the Company shall not have canceled the offering prior to the time funds are withdrawn from the subscription escrow account.

         Subscription funds received during the offering are being placed in an escrow account and invested in direct obligations of the U.S. government and U.S. government- backed securities.

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

           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward- looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a) Exhibits. The following exhibit is filed with this report:

                   Exhibit No.                        Description
                   -----------                        -----------
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



                                       CITIZENS BANCSHARES
                                       OF SOUTHWEST FLORIDA, INC.



Dated: August 13, 1999                 By:  /s/ Polly M. Rogers
                                            -----------------------------------
                                                Polly M. Rogers
                                                President



Dated: August 13, 1999                 By:  /s/ Thomas M. Whelan
                                            -----------------------------------
                                                Thomas M. Whelan
                                                Chief Financial Officer
                                                (principal financial
                                                and accounting officer)