Form 10QSB
period 1999-09-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 1999-11-15
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                      Commission File Number:
    September 30, 1999                                 333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Florida                                   59-3535315
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


3411 Tamiami Trail North, Suite 200, Naples, Florida          34103
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number:     (941) 643-4646
                          ------------------------------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   [ X ]                         No   [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value                         1,119,270
---------------------------------          -------------------------------------
                 Class                     Outstanding as of November 10, 1999

Transitional Small Business Disclosure Format:

              Yes   [   ]                         No   [ X ]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30, 1999          February 22, 1999
                                                                       ---------------------        -----------------
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                    $  1,400,251                $   206,330
Federal funds sold                                                            8,579,000                         --
                                                                           ------------                -----------

                  Total cash and cash equivalents                             9,979,251                    206,330

Securities available for sale                                                   291,000                         --

Loans                                                                           833,697                         --
Less allowance for loan losses                                                   (2,571)                        --
                                                                           ------------                -----------

Net loans                                                                       831,126                         --

Deferred offering costs                                                              --                     16,905
Premisis and equipment, net                                                   1,947,375                  1,429,237
Accrued interest & other assets                                                  21,525                     22,942
                                                                           ------------                -----------

                  Total assets                                             $ 13,070,277                $ 1,675,414
                                                                           ============                ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                     $    146,635                $        --
  Interest bearing                                                            2,818,791                         --
                                                                           ------------                -----------

                  Total deposits                                              2,965,426                         --

Accounts payable                                                                     --                      8,577
Loans payable                                                                        --                  1,600,000
Advances from organizers                                                             --                         --
Customer repurchase agreements                                                       --                         --
Accrued interest & other liabilities                                             88,674                     34,309
                                                                           ------------                -----------
                  Total liabilities                                           3,054,100                  1,642,886

Shareholders' equity:
  Preferred stock, par value $.01 per share,
      2,000,000 shares authorized; no shares
      issued and outstanding                                                         --                         --
  Common stock, par value $.01 per share,
      10,000,000 shares authorized; 1,095,570 shares
      issued and outstanding                                                     10,956                        180
  Additional paid-in capital                                                 10,852,398                    179,820
  Deficit                                                                      (847,177)                  (147,472)
  Unrealized loss on securities available for sale                                   --                         --
                                                                           ------------                -----------

                  Total shareholders' equity                                 10,016,177                     32,528
                                                                           ------------                -----------

                  Total liabilities and shareholders' equity               $ 13,070,277                $ 1,675,414
                                                                           ============                ===========

See accompanying notes to financial statements

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three months ended September 30
                                                           --------------------------------
                                                                1999                  1998
Interest income:
      Interest and fees on loans                             $   5,173             $   --
      Interest on securities                                        --                 --
      Interest on federal funds sold                            42,765                 --
      Interest on reverse repurchase agreement                      --                 --
      Interest other                                            21,903                 --
                                                             ---------             ------

Total interest income                                           69,841                 --
Interest expense:
      Interest on deposits                                       7,430                 --
      Interest on repurchase agreements                             --                 --
      Interest other                                             3,095                 --
                                                             ---------             ------
Total interest expense                                          10,525                 --
                                                             ---------             ------

Net interest income                                             59,316                 --

Provision for loan losses                                        2,571                 --
                                                             ---------             ------

Net interest income after
      Provision for loan losses                                 56,745                 --

Non-interest income                                                638

Non-interest expense:
      Salaries and benefits                                    264,435                 --
      Occupancy and equipment expense                           61,601                 --
      Other expense                                             94,949                 --
                                                             ---------             ------

Total non-interest expense                                     420,985                 --
                                                             ---------             ------

Net loss                                                      (363,602)                --
                                                             ---------             ------

Other comprehensive income (loss)                                   --                 --
                                                             ---------             ------

Comprehensive income (loss)                                  $(363,602)            $   --
                                                             =========             =====-

Net loss per share                                           $   (0.73)            $   --
                                                             =========             ======

Average shares outstanding                                     500,874                 0
                                                             =========             ======


See accompanying notes to financial statements

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Nine months ended September 30,
                                                             -------------------------------
                                                               1999                  1998
Interest income:
      Interest and fees on loans                             $   5,173            $    --
      Interest on securities                                        --                 --
      Interest on federal funds sold                            42,765                 --
      Interest on reverse repurchase agreement                      --                 --
      Interest other                                            78,293                 --
                                                             ---------            -------

Total interest income                                          126,231                 --
Interest expense:
      Interest on deposits                                       7,430                 --
      Interest on repurchase agreements                             --                 --
      Interest other                                            19,080                 --
                                                             ---------            -------
Total Iinterest expense                                         26,510                 --
                                                             ---------            -------

Net interest income                                             99,721                 --

Provision for loan losses                                        2,571                 --
                                                             ---------            -------

Net interest income after
      Provision for loan losses                                 97,150                 --

Non-interest income                                                638

Non-interest expense:
      Salaries and benefits                                    502,349                 --
      Occupancy and equipment expense                          130,585                 --
      Other expense                                            188,912                 --
                                                             ---------            -------

Total non-interest expense                                     821,846                 --
                                                             ---------            -------

Net loss                                                      (724,058)                --
                                                             ---------            -------

Other comprehensive income (loss)                                   --                 --
                                                             ---------            -------

Comprehensive income (loss)                                  $(724,058)           $    --
                                                             =========            =======

Net loss per share                                           $   (4.08)           $    --
                                                             =========            =======

Average shares outstanding                                     177,394                  0
                                                             =========            =======


See accompanying notes to financial statements

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Nine months ended September 30,
                                                                     ---------------------------------
                                                                           1999                  1998
Cash flows from operating activities:
      Net loss                                                       $   (724,058)               $  --
      Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation                                                      9,129                   --
          Provision for loan losses                                         2,571                   --
          (Increase) Decrease in deferred
              offering costs                                                7,591                   --
          (Increase) Decrease in accrued interest
             and other assets                                               1,818                   --
          Increase (Decrease) in accrued interest
             and other liabilities                                         70,268                   --
                                                                     ------------                -----

      Total adjustments                                                    91,377                   --
                                                                     ------------                -----

Net cash used in operating activities                                    (632,681)                  --
                                                                     ------------                -----

Cash flow from investing activities:
      Net increase in loans                                              (833,697)                  --
      Purchase of securities available for sale                          (291,000)                  --
      Maturity of securities available for sale                                --                   --
      Purchase of premises and equipment                                 (607,207)                  --
                                                                     ------------                -----
Net cash used in investing activities                                  (1,731,904)                  --
                                                                     ------------                -----

Cash flow from financing activities:
      Net proceeds from issuance of common stock                       10,773,353                   --
      Increase in deposits                                              2,965,426
      Borrowings on loans payable                                       1,100,000                   --
      Payments on loans payable                                        (2,600,000)
      Increase in customer repurchase agreements                               --                   --
      Repayments on organizers advances                                   (10,000)                  --
                                                                     ------------                -----
Net cash provided by financing activities                              12,228,779                   --
                                                                     ------------                -----

Increase (Decrease) in cash and cash equivalents                        9,864,194                   --

Cash and cash equivalents, beginning of period                            115,057                   --
                                                                     ------------                -----

Cash and cash equivalents, end of period                             $  9,979,251                $  --
                                                                     ------------                -----

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                       $    108,894                $  --
                                                                     ============                =====

Supplemental schedule of noncash financing activities:
      Settlement of organizers advances in exchange
          for issuance of common stock                               $         --                $  --
                                                                     ============                =====

See accompanying notes to financial statements

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:
         Citizens Bancshares of Southwest Florida, Inc. (the "Company") was incorporated under the laws of the state of Florida on September 15, 1998. Effective August 20, 1999, the Company's new wholly owned subsidiary, Citizens National Bank of Southwest Florida (the "Bank") received federal regulatory approval to commence its banking operations. Contemporaneously, the Company became a registered bank holding company under the Bank Holding Company Act of 1956, as amended. Until August 20, 1999, the Company was in the development stage and its activities had been limited to the organization of the Bank, as well as the offering of $12,000,000 in common stock (the "Offering"). Approximately $9.7 million of the proceeds of the Offering were used by the Company to provide for the capitalization of the Bank. Also effective August 20, 1999, the Bank received approval from the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance.

Basis of Presentation:
         The accompanying unaudited consolidated financial statements include the accounts of the Company and, since its organization on August 20, 1999, the accounts of the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - INITIAL PUBLIC OFFERING

         From May 19, 1999 through August 20, 1999, the Company sold approximately 1,034,350 shares of common stock in a public offering. Subsequent to August 20, 1999 and through September 30, 1999 the Company sold approximately 43,220 additional shares of its common stock in the same offering. As of September 30, 1999, the offering had provided net proceeds of approximately $10.7 million after deducting offering costs. In addition, the Company sold 18,000 shares to its organizers in advance of the public offering at the public offering price of $10 per share. The proceeds from the public offering were held in an escrow account until the Company received subscriptions for 1,000,000 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Citizens Bancshares of Southwest Florida, Inc. (the "Company") was incorporated in Florida on September 15, 1998 to become a bank holding company and to own and control all of the outstanding shares of Citizens National Bank of Southwest Florida, a de novo national bank in Naples, Florida (the "Bank"). As of November 10, 1999, the Company has realized aggregate net proceeds of approximately $10,958,000 from sales of shares of its common stock in an initial public offering. See "Part II-Changes in Securities and Use of Proceeds." Of these net proceeds, the Company used $9.7 million to purchase 100% of the Bank's common stock immediately prior to commencement of banking operations on August 20, 1999.

         The Company believes that the proceeds of the offering will satisfy the cash requirements of the Company and the Bank for their respective initial years of operations. It is not anticipated that the Company will find it necessary to raise additional funds to meet expenditures required to operate the business of the Company and/or the Bank during the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the offering.

                               Financial Condition

         Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

Asset Quality

         A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for a new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

         Because principal banking operations commenced on August 20, 1999, management is not yet in a position to determine the composition of non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity and Sources of Capital

         A bank's liquidity position reflects its ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position for the Bank as total cash and cash equivalents amounted to $10.0 million, representing 76.4% of total assets. Investment securities amounted to $0.3 million, representing 2.2% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Bank's ability to maintain and expand its deposit base and borrowing capabilities is also a source of liquidity. The Bank's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. There are no trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, the Bank's liquidity increasing or decreasing in any material way.

         Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                                                       Minimum
                                                  September 30,       regulatory
                                                      1999            requirement
                                                  -------------       ----------
Bank
         Tier 1 Capital                            195.18%              4.0%
          Total risk-based capital ratio           195.24%              8.0%
          Leverage ratio                            78.30%              3.0%

Company - Consolidated
          Tier 1 Capital                           211.35%              4.0%
          Total risk-based capital ratio           211.42%              8.0%
          Leverage ratio                            87.32%              4.0%

                              Results Of Operations

         The Company's only activity since its inception has been the establishment of its sole subsidiary, the Bank. As the Bank commenced business on August 20, 1999, a meaningful discussion of the Company's results of operations is not possible at this time.

         The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

                                    Year 2000

         A critical issue affecting businesses such as the Company and Bank that rely extensively on electronic data processing systems is the Year 2000 issue. The Year 2000 issue has arisen due to the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail as a result of their inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment being controlled by microprocessor chips may not deal appropriately with the year "00." This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         As the Company has purchased all of its data processing system equipment during 1999, the Company has been able to address Year 2000 compliance issues in conjunction with its initial purchase and installation of such equipment. The Company has reviewed, and believes that it has complied with, the Year 2000 guidelines set forth by the OCC, FRB and the FFIEC. The Bank uses a third-party vendor for processing its primary banking applications, which has assured the Company that its systems are Year 2000 compliant now or will be well in advance of the Year 2000. The Company believes that its systems, those of the Bank and of the Bank's data processing vendor are currently Year 2000 compliant and does not believe that material expenditures will be necessary to implement any further modifications. However, there can be no assurance that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely, such as the Bank's data processing vendor, will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations. The Bank has developed a contingency plan, focusing on manual processing of transactions, to enable its customers to be served in the event of a crisis. The Year 2000-oriented contingency plan will supplement the all-purpose disaster plan currently in place.

              Cautionary Note Regarding Forward-Looking Statements

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On May 19, 1999, the Company commenced an initial public offering of its common stock, $.01 par value per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2, Registration No. 333-74997 (the "Registration Statement"). The Registration Statement registered 1,200,000 shares of common stock, to be sold to the public at a price of $10.00 per share, and warrants to purchase 113,330 shares of common stock, which have been issued to the organizers of the Company and the Bank in consideration of the efforts expended and risks undertaken by the organizers during the organizational process. As of November 10, 1999, the Company had sold 1,101,270 shares of common stock, for gross aggregate proceeds of $11,012,700.

         As set forth in the table below, from the effective date of the Registration Statement to November 8, 1999, the Company paid expenses in the aggregate of approximately $55,000 in connection with the offering. All of the amounts shown in the table are estimated except for the Securities and Exchange Commission registration fee. None of the amounts shown were paid directly or indirectly to any director, officer or general partner of the Company, or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of the Company.

           SEC registration fee ...................               $ 3,651
           Blue sky qualification fees and expenses                 2,500
           Printing and engraving expenses ........                15,000
           Legal fees and expenses ................                20,000
           Accounting fees and expenses ...........                10,000
           Mailing and distribution ...............                 2,000
           Miscellaneous ..........................                 2,000
                                                                  -------
           Total ..................................               $55,151
                                                                  =======

         After deducting the offering expenses described above, net proceeds to the Company from the offering as of November 8, 1999 totaled approximately $10,958,000. Of this amount, the Company used $9.7 million to purchase 100% of the issued and outstanding capital stock of the Bank and the remaining $1,258,000 has been used to repay expenses incurred in the organization of the Company and to provide general working capital. None of the net proceeds of the offering have been paid directly or indirectly to any director, officer, general partner of the Company, or any of their associates, or to any persons owning 10% or more of any class of equity securities of the Company, or to an affiliate of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)       Exhibits.  The following exhibit is filed with this Report.

                   Exhibit No.          Description
                   -----------          -----------
                   27.1                 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999.


                                    SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CITIZENS BANCSHARES OF SOUTHWEST
                                    FLORIDA, INC.



Dated: November 12, 1999            By:  /s/ Michael L. McMullan
                                       -----------------------------------
                                       Michael L. McMullan, Chief Executive
                                       Officer (principal executive officer)



Dated: November 12, 1999            By:  /s/ Thomas W. Whelan
                                       -----------------------------------
                                       Thomas M. Whelan, Chief Financial
                                       Officer (principal accounting and
                                       financial officer)