Form 10KSB40
period 1999-12-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2000-03-30
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB
                             -----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999
                ------------------------------------------------

                        Commission File Number 333-74997

                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.

                              A Florida Corporation
                   IRS Employer Identification No. 59-3535315

                       3411 Tamiami Trail North, Suite 200
                              Naples, Florida 34103
                                 (941) 643-4646

                 Securities Registered Pursuant to Section 12(b)
                  of the Securities Exchange Act of 1934: NONE

                 Securities Registered Pursuant to Section 12(g)
                  of the Securities Exchange Act of 1934: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1999: $432,291

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (852,934 shares) on March 1, 2000, was $8,529,340. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2000: 1,163,570 shares of $.01 par value common stock.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (check one)
Yes     No   X

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of Citizens Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Citizens Bancshares' financial performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements. Citizens Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Citizens Bancshares of Southwest Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida, a national banking association then in organization. Citizens Bancshares was incorporated as a mechanism to enhance Citizens National Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of Citizens Bancshares' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Citizens National Bank's growth is such that this minimum ratio is not maintained, Citizens Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Citizens National Bank and otherwise raise capital in a manner which is unavailable to Citizens National Bank under existing banking regulations.

         For approximately the first eleven months following its incorporation, the main activities of Citizens Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

         Citizens National Bank is a full service commercial bank, without trust powers. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Citizens National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

DEPOSITS

         Citizens National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within Citizens National Bank's market area, obtained through the personal solicitation of Citizens National Bank's officers and directors, direct mail solicitation and advertisements published in the local media. Citizens National Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, Citizens National Bank has implemented a service charge fee schedule competitive with other financial institutions in the bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

LOAN PORTFOLIO

         Citizens National Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 1999, Citizens National Bank had a legal lending limit for unsecured loans of up to $1,256,725 to any one person. See "Supervision and Regulation."

         While risk of loss in Citizens National Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Citizens National Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in Citizens National Bank's real estate portfolio. Of Citizens National Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

         Management of Citizens National Bank intends to originate loans and to participate with other banks with respect to loans which exceed Citizens National Bank's lending limits. Management of Citizens National Bank does not believe that loan participations necessarily pose any greater risk of loss than loans which Citizens National Bank originates.

         The following is a description of each of the major categories of loans in Citizens National Bank's loan portfolio:

         Commercial Loans

         Commercial lending is directed principally towards businesses whose demands for funds fall within Citizens National Bank's legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although Citizens National Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans may be secured by inventory, equipment, accounts receivable, and other assets.

         Consumer Loans

         Citizens National Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. In evaluating these loans Citizens National Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, Citizens National Bank maintains a proper margin between the loan amount and collateral value.

         Real Estate Loans

         Citizens National Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with Citizens National Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the bank.

ASSET/LIABILITY MANAGEMENT

         It is the objective of Citizens National Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of Citizens National Bank are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of Citizens National Bank seeks to invest the largest portion of Citizens National Bank's assets in commercial, consumer and real estate loans.

         Citizens National Bank's asset/liability mix is monitored on a daily basis with a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to Citizens National Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on Citizens National Bank's earnings.

MARKET AREA AND COMPETITION

         The primary market area of Citizens National Bank is the Park Shore section of Naples, Florida, which is approximately three miles north of downtown Naples, in Collier County, Florida. Collier County represents one of the fastest growing metropolitan areas in the United States. According to information compiled by the Collier County Community Development and Environmental Services Division, the county population more than quadrupled from 1975 to 1995. The county's estimated 1999 population of 202,900 is expected to increase another 30% by the end of the year 2000.

         Collier County's economic base is built on services, retail trade, tourism, finance, insurance, real estate, construction and agriculture. While historically employment in the county has been seasonal, as a result of winter tourism, recent population growth has added greater diversity to the county's economy.

         Competition in Citizens National Bank's market area is intense. At June 30, 1999, Collier County reported total bank and thrift institution deposits of $4.1 billion and the market was served by 24 financial institutions with a total of 89 branches in Collier County. The 24 financial institutions represent 22 commercial banks and two savings banks. Nineteen regional holding companies are represented in the county. Of these, Bank of America and First Union are the largest. In addition, numerous brokerage firms compete in the market for deposits and services.

         Financial institutions compete with one another primarily for deposits. Citizens National Bank's deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. Citizens National Bank competes with financial institutions which have much greater financial resources than Citizens National Bank, and which may be able to offer more and unique services and possibly better terms to their customers.

         Citizens National Bank also competes with financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been entering the traditional banking markets. Due to the continuing growth of Collier County, it is anticipated that additional competition will continue from new entrants to the market.

CORRESPONDENT BANKING

         Correspondent banking involves the providing of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. Citizens National Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks. Such correspondent arrangements are governed, in part, by the provisions of 12 C.F.R. 32.107 and OCC Banking Circular 181 (Rev.) (August 2, 1984).

         Citizens National Bank plans to sells loan participations to correspondent banks with respect to loans which exceed Citizens National Bank's lending limit. As compensation for services provided by a correspondent, Citizens National Bank may maintain certain balances with such correspondents in non-interest bearing accounts. At December 31, 1999 Citizens National Bank had no outstanding participations.

DATA PROCESSING

         Citizens National Bank has entered into a five-year data processing servicing agreement with The BISYS Group, Inc., which provides for Citizens National Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by Independent Bankers Bank, and payroll processing is provided by ADP.

EMPLOYEES

         Citizens National Bank presently employs 17 persons on a full-time basis, including 11 officers, and one person on a part-time basis. Citizens National Bank will hire additional persons as needed, including additional tellers and financial service representatives. All employees of Citizens Bancshares are also employed by Citizens National Bank, and all of the compensation paid to such employees is paid by Citizens National Bank.

MONETARY POLICIES

         The results of operations of Citizens National Bank will be affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of Citizens National Bank.

SUPERVISION AND REGULATION

         Citizens Bancshares and Citizens National Bank operate in a highly regulated environment, and their business activities is governed by statute, regulation and administrative policies. The business activities of Citizens Bancshares and Citizens National Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC"), the Florida Department of Banking and Finance (the "Florida Banking Department") (to a limited extent) and the Federal Deposit Insurance Corporation (the "FDIC").

         Citizens Bancshares is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, Citizens Bancshares may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, Citizens Bancshares may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, Citizens Bancshares, or any other bank holding company located in Florida, may acquire a bank located in any other state, and a bank holding company located outside Florida may acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

         De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

         A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the company being the agency which traditionally regulates the activity in which the company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The principal provisions of the Financial Services Modernization Act will permit Citizens Bancshares, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. Citizens Bancshares, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, Citizens Bancshares, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

         It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

         A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non- FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect as activity for which Federal Reserve Board approval had been obtained.

         Citizens Bancshares is also regulated by the Florida Banking Department under the Florida Banking Code, which requires every bank holding company to obtain the prior approval of the

Florida Commissioner of Banking before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more. However, approval of the Florida Banking Department is not required if the bank to be acquired, or all bank subsidiaries of the Florida bank holding company to be acquired, are national banks.

         Citizens National Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, Citizens National Bank, as a subsidiary of Citizens Bancshares, is subject to restrictions under federal law in dealing with Citizens Bancshares and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

         Both Citizens Bancshares and Citizens National Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

         In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk- based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                      Total Risk-Based     Tier 1 Risk-Based         Tier 1
                                        Capital Ratio        Capital Ratio       Leverage Ratio
                                        -------------        -------------       --------------
Well capitalized(1)                          >=10%                >= 6%              >= 5%
Adequately  Capitalized(1)                   >= 8%                >= 4%              >= 4%(2)
Undercapitalized(4)                           < 8%                 < 4%               < 4%(3)
Significantly Undercapitalized(4)             < 6%                 < 3%               < 3%
Critically Undercapitalized                   -                    -                 <= 2%(5)

---------------------------
(1)  An institution must meet all three minimums.
(2) >=3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5)  Ratio of tangible equity to total assets.

         The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

         Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, Citizens Bancshares is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of Citizens Bancshares and each of its subsidiaries.

         The scope of regulation and permissible activities of Citizens Bancshares and Citizens National Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. Citizens Bancshares and Citizens National Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

ITEM 2.  DESCRIPTION OF PROPERTY

         Citizens National Bank's main office is a single story, 4,500 square foot building located on an approximately 1.05-acre parcel of land at 3401 Tamiami Trail North in Naples, Florida. The facility has a vault, four offices, four teller stations, five drive-through lanes, a boardroom conference facility and a loan operations area.

         Citizens Bancshares leases approximately 3,000 square feet of office space to serve as the operations offices of Citizens Bancshares and Citizens National Bank. The leased premises are located at 3411 Tamiami Trail North, which is adjacent to the property on which Citizens National Bank's main office facility is located. Monthly payments of $4,438.50 are due under the lease agreement.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Citizens Bancshares or Citizens National Bank is a party or of which any of their properties are subject; nor are there material proceedings known to Citizens Bancshares to be contemplated by any governmental authority; nor are there material proceedings known to Citizens Bancshares, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Citizens Bancshares, or any associate of any of the foregoing is a party or has an interest adverse to Citizens Bancshares or Citizens National Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the quarter ended December 31, 1999 to a vote of security holders of Citizens Bancshares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.     MARKET INFORMATION

         During the period covered by this report and to date, there has been no established public trading market for Citizens Bancshares' common stock.

         B.     HOLDERS OF COMMON STOCK

         As of March 1, 2000, the number of holders of record of Citizens Bancshares' common stock was 409.

         C.     DIVIDENDS

         To date, Citizens Bancshares has not paid any dividends on its common stock. As Citizens Bancshares and Citizens National Bank are both start-up enterprises, it is the policy of the Board of Directors of Citizens Bancshares to reinvest earnings for such period of time as is necessary to ensure the success of the operations of Citizens Bancshares and of Citizens National Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Citizens National Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of Citizens Bancshares.

         Citizens National Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank's net income for the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by Citizens National Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

         D.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                On May 19, 1999, Citizens Bancshares commenced an initial public offering of its common stock, $.01 par value per share. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2, Registration No. 333-74997 (the "Registration Statement"). The Registration Statement registered 1,200,000 shares of common stock, to be sold to the public at a price of $10.00 per share, and warrants to purchase 113,330 shares of common stock, which have been issued to the organizers of the Citizens Bancshares and the Bank in consideration of the efforts expended and risks undertaken by the organizers during the organizational process. On February 14, 2000, the initial public offering was completed. Citizens Bancshares sold an aggregate of 1,145,570 shares, for gross aggregate proceeds of $11,455,700.

         As set forth in the table below, Citizens Bancshares paid expenses in the aggregate of approximately $55,000 in connection with the offering. All of the amounts shown in the table are estimated except for the Securities and Exchange Commission registration fee. None of the amounts shown were paid directly or indirectly to any director, officer or general partner of Citizens Bancshares, or any of their associates, or to any persons owning 10% or more of any class of equity securities of Citizens Bancshares, or to an affiliate of Citizens Bancshares.


         SEC registration fee........................        $   3,651
         Blue sky qualification fees and expenses....            2,500
         Printing and engraving expenses.............           15,000
         Legal fees and expenses.....................           20,000
         Accounting fees and expenses................           10,000
         Mailing and distribution....................            2,000
         Miscellaneous...............................            2,000
                                                              --------
         Total.......................................         $ 55,151
                                                              ========

         After deducting the offering expenses described above, net proceeds to Citizens Bancshares from the offering totaled approximately $11,400,549. Of this amount, Citizens Bancshares used $9.7 million to purchase 100% of the issued and outstanding capital stock of Citizens National Bank and the remaining $1,700,549 has been used to repay expenses incurred in the organization of Citizens Bancshares and to provide general working capital. None of the net proceeds of the offering have been paid directly or indirectly to any director, officer, general partner of Citizens Bancshares, or any of their associates, or to any persons owning 10% or more of any class of equity securities of Citizens Bancshares, or to an affiliate of Citizens Bancshares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of Citizens Bancshares' financial condition and results of operations should be read in conjunction with Citizens Bancshares' Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

ORGANIZATION

         Citizens Bancshares was incorporated in September 1998 to serve as a holding company for Citizens National Bank. For approximately the first eleven months of operation, the main activities centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities, hiring and training bank personnel, and raising capital in an initial public offering to fund the start-up of Citizens National Bank. On August 24, 1999, Citizens National Bank commenced operations.

RESULTS OF OPERATIONS

         During the development stage, from June 15, 1998 (date of incorporation) to August 24, 1999 (the date Citizens National Bank opened), Citizens Bancshares' net loss amounted to $669,966. Net loss from August 24, 1999 to December 31, 1999 amounted to $553,821. Losses from June 15, 1998 to December 31, 1999 amounted to $1,223,787, or $(2.21) per share, based on the weighted average shares outstanding during 1999.

         Net Interest Income

         Net interest income is the principal component of a financial institution's income stream and represents the difference between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. Citizens National Bank had no investments in tax-exempt securities during 1999 and, accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

         The following table sets forth, for the period indicated, certain information related to the Citizens Bancshares' average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the period indicated.


                                                                                   Year Ended December 31, 1999
                                                                        ------------------------------------------------
                                                                                             Interest
                                                                           Average            Income/             Yield/
                                                                           Balance            Expense              Rate
ASSETS
Earning assets:
   Loans, net of deferred loan fees(1) ...........................      $   586,643        $    65,528            11.17%
   Investment securities(2) ......................................          509,584             29,403             5.77%
   Interest bearing deposits in banks ............................        2,164,220             94,360             4.36%
   Federal funds sold ............................................        4,599,417            236,870             5.15%
                                                                        -----------        -----------            -----
Total earning assets .............................................      $ 7,859,865        $   426,161             5.42%
   Cash and due from banks .......................................          268,301
   Premises and equipment, net ...................................        1,757,000
   Other assets ..................................................           13,454
   Allowance for loan losses .....................................           (2,212)
                                                                        -----------
Total assets .....................................................      $ 9,896,408
                                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits ..............................      $   292,075              6,192             2.12%
   Savings deposits ..............................................          176,354              5,079             2.88%
   Money market deposits .........................................          313,353             10,654             3.40%
   Certificates of deposit of $100,000 or more ...................        1,113,812             62,819             5.64%
   Other time deposits ...........................................        1,275,294             78,048             6.12%
   Other borrowed funds ..........................................        1,252,691             19,060(3)          1.52%(3)
                                                                        -----------        -----------            -----
Total interest-bearing liabilities ...............................      $ 4,423,580        $   181,852             4.11%
                                                                                           -----------
   Noninterest-bearing demand deposits ...........................          381,649
   Other liabilities .............................................            7,677
   Shareholders' equity ..........................................        5,083,503
                                                                        -----------
Total liabilities and shareholders' equity .......................      $ 9,896,408
                                                                        ===========
   Net interest income ...........................................                         $   244,309
                                                                                           ===========
   Net interest spread ...........................................                                                 1.31%
   Net interest margin ...........................................                                                 2.47%

--------------------
(1) During 1999, all loans were accruing interest. Deferred loan fees were $0 in 1999.
(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.
(3)  Net of capitalized interest.

         As reflected above, average yield on earning assets amounted to 5.42%, while the average cost of funds amounted to 4.11%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the year ended December 31, 1999 amounted to 3.11%.

         To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, Citizens National Bank will periodically adjust the rates and terms of its interest-bearing liabilities in response to general market rate changes and the competitive environment. Management monitors Federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments such as short-term U.S. government and agency securities. Citizens National Bank will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

         Rate/Volume Analysis of Net Interest Income

         A rate/volume analysis of net interest income cannot be provided as of December 31, 1999 because at that date Citizens National Bank had been operating for less than two years.

         Non-Interest Income

         Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

         Non-interest income for the year ended December 31, 1999 amounted to $6,130 and represented 0.09% of average assets. Management expects non-interest income as a percentage of average assets to increase significantly in 2000.

         Non-Interest Expense

         Non-interest expense for the year ended December 31, 1999 amounted to $1,324,222. As a percent of total average assets, non-interest expense amounted to 6.31%. The components of non-interest expense for 1999 are set forth below.


         Salaries and benefits................................   $  698,503
         Occupancy expenses...................................      143,925
         Equipment rentals, depreciation and maintenance......       59,275
         General operating expenses...........................      422,519
                                                                 ----------
             Total non-interest expense.......................   $1,324,222
                                                                 ==========

         Provision for Loan Losses

         During 1999, $26,885 was provided to the allowance for loan losses. There were no charge-offs during 1999. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FINANCIAL CONDITION

         Loan Portfolio

         The following table presents various categories of loans contained in Citizens National Bank's loan portfolio at December 31, 1999:

                                                                             AS OF
         TYPE OF LOAN                                                  DECEMBER 31, 1999
         ------------                                                  -----------------

         Commercial................................................       $1,995,645
         Consumer..................................................          570,739
         Real estate...............................................        1,767,757
                                                                          ----------
                  Subtotal.........................................        4,334,141
                  Less: allowance for loan losses..................           26,885
                                                                          ----------
                          Total (net of allowances)................       $4,307,256
                                                                          ==========


         The following is a presentation of an analysis of maturities of loans at December 31, 1999:


                                 DUE IN 1      DUE AFTER 1 TO   DUE AFTER
TYPE OF LOAN                   YEAR OR LESS      5 YEARS         5 YEARS         TOTAL
------------                   ------------      -------         -------         -----
                                                   (in thousands)
Commercial ................      $  705          $  104          $1,187          $1,996
Consumer ..................          63             269             238             570
Real estate ...............         212             109           1,447           1,768
                                 ------          ------          ------          ------
     Total ................      $  980          $  482          $2,872          $4,334
                                 ======          ======          ======          ======

         For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 1999:


                                           DUE IN 1     DUE AFTER 1 TO   DUE AFTER
TYPE OF LOAN                             YEAR OR LESS      5 YEARS        5 YEARS          TOTAL
------------                             ------------      -------        -------          -----
                                                               (in thousands)
Predetermined fixed interest rate          $  226          $  396          $1,068          $1,690
Floating interest rate ..........             754              86           1,804           2,644
                                           ------          ------          ------          ------
     Total ......................          $  980          $  482          $2,872          $4,334
                                           ======          ======          ======          ======

         As of December 31, 1999, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

         As of December 31, 1999, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 1999, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 1999.

         Summary of Loan Loss Experience

         An analysis of Citizens National Bank's loan loss experience for fiscal 1999 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                       YEAR ENDED
                                                                    DECEMBER 31, 1999

           Balance at beginning of period.......................        $      0
           Charge-offs..........................................               0
           Recoveries...........................................               0
           Additions charged to operations......................          26,885
                                                                        --------
           Balance at end of period.............................        $ 26,885
                                                                        ========
           Ratio of net charge-offs during the period to
               average loans outstanding during the period......               0%
                                                                        ========

         At December 31, 1999 the allowance was allocated as follows:


                                                        PERCENT OF LOANS
                                                        IN EACH CATEGORY
                                             AMOUNT      TO TOTAL LOANS

Commercial .............................    $13,765            46.0%
Consumer ...............................      4,281            13.2%
Real estate ............................      8,839            40.8%
                                            -------          ------
         Total .........................    $26,885          100.0 %
                                            =======          ======

         Loan Loss Reserve

         In considering the adequacy of Citizens National Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 46.0% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in Citizens National Bank's loan portfolio. However, 94.7% of these commercial loans at December 31, 1999 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

         Citizens National Bank's consumer loan portfolio constitutes 13.2% of outstanding loans at December 31, 1999. At December 31, 1999 the majority of Citizens National Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

         Real estate mortgage loans constituted 40.8% of outstanding loans at December 31, 1999. All loans in this category represent residential real estate mortgages where the amount of the original loan generally does not exceed 80% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

         A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of Citizens National Bank. In addition to the above review, Citizens National Bank's primary regulator, the OCC, also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of Citizens National Bank. Information provided from the above two independent sources, together with information provided by the management of Citizens National Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Deposits

         The following table presents, for the period from August 24, 1999 (the date Citizens National Bank opened) through December 31, 1999, the average amount of and average rate paid on each of the following deposit categories:

                                                            PERIOD FROM AUGUST 24, 1999 (BANK
                                                              OPENING) TO DECEMBER 31, 1999
                                                          ---------------------------------------
DEPOSIT CATEGORY                                          AVERAGE AMOUNT        AVERAGE RATE PAID
----------------                                          --------------        -----------------
Non-interest bearing  demand deposits...............      $  1,071,553                  --
NOW and money market deposits.......................         1,701,100                2.79%
Savings deposits....................................           494,319                2.88%
Time deposits.......................................       $ 6,705,122                5.90%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1999:


                                                  MATURITIES OF
                                          TIME CERTIFICATES OF DEPOSIT
                                              AT DECEMBER 31, 1999
                                         -----------------------------
                                           AMOUNT         AVERAGE RATE
                                           ------         ------------
3 months or less ....................    $  406,892          5.06%
3-6 months ..........................     4,770,779          6.23%
6-12 months .........................       765,860          5.66%
over 12 months ......................            --            --
                                         ----------          ----
     Total ..........................    $5,943,531          6.08%
                                         ==========          ====

         Investment Portfolio

         As of December 31, 1999, investment securities comprised approximately 5.2% of Citizens National Bank's assets, federal funds sold comprised approximately 59.5% of Citizens National Bank's assets, and net loans comprised approximately 16.3% of Citizens National Bank's assets. Citizens National Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, Citizens National Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from Citizens National Bank to another bank.

         The following table presents the book value of Citizens National Bank's investments at December 31, 1999. All securities held at December 31, 1999 were categorized as follows:


                                                                                   AT DECEMBER 31, 1999
                                                                          --------------------------------------
                                                                          AVAILABLE FOR SALE    HELD TO MATURITY
                                                                          ------------------    ----------------
Obligations of U.S. Treasury and other U.S. agencies..............                    --             $987,915
Other securities..................................................               377,360                   --
                                                                                --------             --------
         Total....................................................              $377,360             $987,915
                                                                                ========             ========

         The following table indicates, as of December 31, 1999, the amount of investments due by contractual maturity in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:


                                                                 AMOUNT             YIELD (1)
                                                                 ------             ---------
Obligations of U.S. Treasury and other U.S. agencies:
     0-1 year .......................................          $        0              --
     Over 1 through 5 ...............................          $  987,915             6.16%
     Over 5 through 10 ..............................                   0               --
Federal Reserve Bank stock, Federal Home Loan
     Bank stock and other securities, no maturity ...             377,360             6.00%
                                                               ----------             ----
Total ...............................................          $1,365,275             6.13%
                                                               ==========             ====

-----------------
(1)  Citizens National Bank has not invested in any tax-exempt obligations.

         Interest Rate Sensitivity

         Net interest income, Citizens National Bank's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize Citizens National Bank overall interest rate risks.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                                               AFTER
                                                               THREE
                                                               MONTHS        AFTER SIX       AFTER ONE
                                                                BUT            MONTHS         YEAR BUT
                                                WITHIN         WITHIN           BUT            WITHIN
                                                THREE           SIX            WITHIN           FIVE       AFTER FIVE
                                                MONTHS         MONTHS         ONE YEAR          YEARS         YEARS          TOTAL
                                                ------         ------         --------          -----         -----          -----
                                                                       (dollar amounts in thousands)
EARNING ASSETS
Loans ...................................      $    628       $   --          $    945        $  1,693       $  1,068       $  4,334
US Government securities ................          --             --              --               988           --              988
Federal funds sold ......................         15766           --              --              --             --           15,766
Other earning assets ....................          2000           --              --              --              377          2,377
                                               --------       --------        --------        --------       --------       --------
   Total earning assets .................      $ 18,394       $   --          $    945        $  2,681       $  1,445       $ 23,465
                                               ========       ========        ========        ========       ========       ========

SUPPORTING SOURCES OF FUNDS
Interest-bearing deposits ...............      $  3,009       $   --          $   --          $   --         $   --         $  3,009
Certificates, less than $100 M ..........            43           6937             424            --             --            7,404
Certificates, $100M and over ............           407           4771             766            --             --            5,944
                                               --------       --------        --------        --------       --------       --------
   Total interest-bearing liabilities ...      $  3,459       $ 11,708        $  1,190        $   --         $   --         $ 16,356
                                               ========       ========        ========        ========       ========       ========
Interest-sensitivity gap ................      $ 14,935       $(11,708)       $   (245)       $  2,681       $  1,445       $  7,108
Cumulative interest-sensitivity gap .....      $ 14,935       $  3,227        $  2,982        $  5,663       $  7,108
Interest-sensitivity gap ratio ..........         531.8%           0.0%           79.4%            N/A            N/A
Cumulative interest-sensitivity gap ratio         531.8%         121.3%          118.2%          134.5%         143.5%

         As evidenced by the table above, Citizens National Bank is cumulatively asset sensitive. In an increasing interest rate environment, an asset sensitive position (a gap ratio of greater than 100%) is generally more advantageous since assets are repriced sooner than liabilities. Conversely, in a declining interest rate environment, a liability sensitive position (a gap ratio of less than 100%) is generally more advantageous as liabilities would be repriced sooner than assets. With respect to Citizens National Bank, an increase in interest rate would result in higher earnings while a decline in interest rates will reduce income. This, however, assumes that all other factors affecting income remain constant.

         As Citizens National Bank continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. Citizens National Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

         Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Citizens National Bank's liquidity position was initially established through Citizens Bancshares' purchase of $9,700,000 of the common stock of Citizens National Bank. As Citizens National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits grew to $17,947,371 at December 31, 1999. Below are the pertinent liquidity balances and ratios at December 31, 1999.

                                                                              AT
                                                                       DECEMBER 31, 1999

          Cash and cash equivalents................................      $ 18,295,344
          Securities available for sale............................            50,760
          CDs over $100,000 to total deposits ratio................              33.1%
          Loan to deposit ratio....................................              24.1%
          Brokered deposits........................................                 0

         Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $18.3 million, representing 64.8% of total assets. Securities available for sale provide a secondary source of liquidity. None of the $1.4 million in Citizens National Bank's securities portfolio is scheduled to mature in 2000.

         At December 31, 1999, large denomination certificates accounted for 33.1% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Citizens National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Collier County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Collier County, as outside depositors are generally more likely to be interest rate sensitive.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999, Citizens Bancshares had no brokered deposits in its portfolio.

         Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Citizens Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1999 are as follows:


                                                                          YEAR ENDED
                                                                      DECEMBER 31, 1999
Return on average assets..........................................         (5.2)%
Return on average equity..........................................         (12.7)%
Average equity to average assets ratio............................          41.3%
Dividend payout ratio.............................................          0.0%

CAPITAL ADEQUACY

         There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMELS 1 by their primary regulator, (which includes the subsidiary Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

         The table below illustrates Citizens National Bank's and Citizen Bancshares' regulatory capital ratios at December 31, 1999:


                                                                                             MINIMUM
                                                                DECEMBER 31,               REGULATORY
CITIZENS NATIONAL BANK                                             1999                    REQUIREMENT
----------------------                                            ------                   -----------
Tier 1 Capital........................................             87.54%                     4.00%
Tier 2 Capital.........................................             0.28%
                                                                  ------
     Total risk-based capital ratio....................            87.82%                     8.00%
                                                                  ======
Leverage ratio.........................................            39.70%                     4.00%
                                                                  ======

CITIZENS BANCSHARES - CONSOLIDATED
Tier 1 Capital.........................................           102.16%                     4.00%
Tier 2 Capital.........................................             0.27%
                                                                  ------
      Total risk-based capital ratio...................           102.43%                     8.00%
                                                                  ======
Leverage ratio.........................................            44.48%                     4.00%
                                                                  ======

         The above ratios indicate that the capital positions of Citizens Bancshares and Citizens National Bank are sound and that Citizens Bancshares is well positioned for future growth.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report:
         Independent Auditors' Report
         Consolidated Balance Sheets - December 31, 1999 and 1998
         Consolidated Statements of Income - Year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998
         Consolidated Statements of Changes in Shareholders' Equity - Year ended December 31, 1999 and the period from June 15, 1998 to December 31, 1998
         Consolidated Statements of Cash Flows - Year ended December 31,
         1999 and the period from June 15, 1998 to December 31, 1998

[HILL, BARTH & KING LLC LOGO]

Trianon Centre
3777 Tamiami Trail, North
Suite 200
Naples, Florida 34103
(941) 263-2111 PHONE
(941) 263-0496 FAX
www.hbkcpa.com


         Board of Directors and Stockholders of
         Citizens Bancshares of Southwest Florida, Inc.
         Naples, Florida


                          Independent Auditors' Report

                  We have audited the accompanying consolidated balance sheets of Citizens Bancshares of Southwest Florida, Inc. and its subsidiary Citizens National Bank of Southwest Florida (collectively, the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and the period from June 15, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Bancshares of Southwest Florida, Inc. and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999 and the period from June 15, 1998 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.


                                               /s/ Hill Barth & King LLC

                                               Certified Public Accountants



January 18, 2000
Naples, Florida

                           CONSOLIDATED BALANCE SHEETS

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998



                                                                                      1999                  1998
                                                                                  ------------           -----------
           A S S E T S

Cash and due from banks                                                           $  2,529,344           $   115,057
Federal funds sold                                                                  15,766,000                     0
                                                                                  ------------           -----------
                                         TOTAL CASH AND CASH EQUIVALENTS            18,295,344               115,057
                                                                                  ------------           -----------

Interest-bearing deposits in banks                                                   2,000,000                     0

Securities available for sale - NOTE B                                                  50,760                     0
Securities held to maturity (fair value
   approximates $985,938) - NOTE B                                                     987,915                     0

Loans - NOTE C                                                                       4,334,141                     0
Less:
  Allowance for loan losses - NOTE C                                                   (26,885)                    0
                                                                                  ------------           -----------
                                                               NET LOANS             4,307,256                     0
                                                                                  ------------           -----------

Restricted securities, Federal Home Loan Bank
  and Federal Reserve Bank Stock, at cost                                              326,600                     0
Premises and equipment - NOTE D                                                      2,170,140             1,349,297
Accrued interest receivable                                                             51,723                     0
Other assets                                                                            52,024                31,433
                                                                                  ------------           -----------
                                                                                  $ 28,241,762           $ 1,495,787
                                                                                  ============           ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Deposits - NOTE E                                                                 $ 17,947,371           $         0
Other borrowings                                                                             0             1,600,000
Accrued interest payable                                                                 3,266                18,406
Accrued expenses and other liabilities                                                 156,558                     0
                                                                                  ------------           -----------
                                                       TOTAL LIABILITIES            18,107,195             1,618,406
                                                                                  ------------           -----------

Commitments and contingencies - NOTE G Stockholders' Equity (Deficit) - NOTE K:
  Preferred stock, par value $.01 per share,
      1,000,000 shares authorized; no shares
      issued and outstanding                                                                 0                     0
   Common stock, par value $.01 per share,
    20,000,000 shares authorized; 1,145,070
    shares issued and outstanding in 1999
      and 500 in 1998                                                                   11,451                     5
Additional paid-in capital                                                          11,346,903                   495
Accumulated deficit                                                                 (1,223,787)             (123,119)
Accumulated other comprehensive income                                                       0                     0
                                                                                  ------------           -----------
                                    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            10,134,567              (122,619)
                                                                                  ------------           -----------
                                                                                  $ 28,241,762           $ 1,495,787
                                                                                  ============           ===========


           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                   Year ended December 31, 1999 and the period from June 15, 1998 (date of inception) to December 31, 1998


                                                                                      1999                1998
                                                                                  -----------           ---------

INTEREST INCOME
   Interest and fees on loans                                                     $    65,528           $       0
   Interest on securities and other                                                   123,763               1,917
   Interest on federal funds sold                                                     236,870                   0
                                                                                  -----------           ---------
                                                   TOTAL INTEREST INCOME              426,161               1,917
                                                                                  -----------           ---------

INTEREST EXPENSE
   Interest on deposits                                                               162,772                   0
   Interest on other borrowings                                                        19,080               2,073
                                                                                  -----------           ---------
                                                 TOTAL INTEREST EXPENSE               181,852               2,073
                                                                                  -----------           ---------

                                             NET INTEREST INCOME (LOSS)               244,309                (156)

  Provision for loan losses                                                           (26,885)                  0
                                                                                  -----------           ---------
                                       NET INTEREST INCOME (LOSS) AFTER
                                              PROVISION FOR LOAN LOSSES               217,424                (156)

NON-INTEREST INCOME
   Service charges, commissions and fees                                                6,130                   0
                                                                                  -----------           ---------
                                                                                      223,554                (156)
                                                                                  -----------           ---------

NON-INTEREST EXPENSES
   Salaries and employee benefits - NOTE I                                            698,503              18,360
   Occupancy expenses                                                                 143,925              17,026
   Equipment rental, depreciation and
     maintenance                                                                       59,275                  32
   General operating - NOTES H AND N                                                  422,519              87,545
                                                                                  -----------           ---------
                                                    TOTAL OTHER EXPENSES            1,324,222             122,963
                                                                                  -----------           ---------
                                                LOSS BEFORE INCOME TAXES           (1,100,668)           (123,119)

INCOME TAXES - NOTE F                                                                       0                   0
                                                                                  -----------           ---------
                                                               NET LOSS           $(1,100,668)          $(123,119)
                                                                                  ===========           =========


LOSS PER SHARE                                                                    $     (1.98)          $       0
                                                                                  ===========           =========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                   554,558                   0
                                                                                  ===========           =========



           See accompanying notes to consolidated financial statements

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                Year ended December 31, 1999 and the period from
             June 15, 1998 (date of inception) to December 31, 1998



                                                                                                    ACCUMULATED
                                                             ADDITIONAL                                OTHER
                                           COMMON             PAID-IN              ACCUMULATED     COMPREHENSIVE
                                           STOCK              CAPITAL                DEFICIT           INCOME            TOTAL
                                        -----------         ------------           -----------     -------------     ------------

Balance (date of inception)
       June 15, 1998                    $         0         $          0           $         0         $    0        $          0
    Common stock issued,
       pursuant to company
       organization                               5                  495                     0              0                 500
    Comprehensive income:
       Net loss for 1998                          0                    0              (123,119)             0            (123,119)
       Unrealized gain on
        available for sale
        investment securities                     0                    0                     0              0                   0
                                                                                                                     ------------
    Total comprehensive income             (123,119)
                                        -----------         ------------           -----------         ------        ------------
Balance (deficit)
       December 31, 1997                          5                  495              (123,119)             0            (122,619)
    Common stock issued,
       net of offering
       costs of $92,347                      11,451           11,346,903                     0              0          11,358,354
    Common stock redeemed
       (organizational shares)                   (5)                (495)                    0              0                (500)
    Comprehensive income:
       Net loss for 1999                          0                    0            (1,100,668)             0          (1,100,668)
       Unrealized gain on
        available for sale
        investment securities                     0                    0                     0              0                   0
                                                                                                                     ------------
    Total comprehensive income           (1,100,668)
                                        -----------         ------------           -----------         ------        ------------
Balance (deficit)
       December 31, 1999                $    11,451         $ 11,346,903           $(1,223,787)        $    0        $ 10,134,567
                                        ===========         ============           ===========         ======        ============



           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                   Year ended December 31, 1999 and the period from June 15, 1998 (date of inception) to December 31, 1998



                                                                                      1999                  1998
                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $(1,100,668)          $  (123,119)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                                    45,606                    32
      Provision for loan losses                                                        26,885                     0
      Increase in accrued interest
        receivable                                                                    (51,723)                    0
      Increase in other assets                                                        (21,091)              (30,933)
      Increase (decrease) in accrued interest
         payable                                                                      (15,140)               18,406
      Increase in accrued expenses and
       other liabilities                                                              156,558                     0
                                                                                  -----------           -----------
                                  NET CASH USED IN OPERATING ACTIVITIES              (959,573)             (135,614)
                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest-bearing deposits
      in banks                                                                     (2,000,000)                    0
   Net increase in loans                                                           (4,334,141)                    0
   Purchases of securities available for sale                                        (377,360)                    0
   Purchases of securities held for investment                                       (987,915)                    0
   Purchases of premises and equipment                                               (866,449)           (1,349,329)
                                                                                  -----------           -----------
                                   NET CASH USED IN INVESTING ACTIVITIES           (8,565,865)           (1,349,329)
                                                                                  -----------           -----------



           See accompanying notes to consolidated financial statements

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                   Year ended December 31, 1999 and the period from June 15, 1998 (date of inception) to December 31, 1998



                                                                 1999                 1998
                                                            ------------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                 $ 17,947,371           $        0
   Borrowings on (repayment of) short-term notes              (1,600,000)           1,600,000
   Net proceeds from issuance of
      common stock                                            11,358,354                    0
                                                            ------------           ----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES            27,705,725            1,600,000
                                                            ------------           ----------

      NET INCREASE IN CASH AND CASH EQUIVALENTS               18,180,287              115,057

CASH AND CASH EQUIVALENTS
    Beginning of period                                          115,057                    0
                                                            ------------           ----------
    End of period                                           $ 18,295,344           $  115,057
                                                            ============           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:

      Interest                                              $    196,992           $        0
                                                            ============           ==========



           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

        Citizens Bancshares of Southwest Florida, Inc. (the Company) is incorporated under the laws of the state of Florida. The Company's activities prior to August 24, 1999 were limited to the organization of Citizens National Bank of Southwest Florida, Inc., (the Bank), as well as preparation for a $12,000,000 common stock offering (the Offering). On August 24, 1999, the Company and the Bank emerged from the development stage and began operations.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Citizens National Bank of Southwest Florida. All significant intercompany balances and transactions have been eliminated.

Nature of Operations:

        The Bank provides a full range of commercial and consumer banking services primarily within the Naples, Florida area. As a national bank, it is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

Use of Estimates:

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

        Cash, demand balances due from banks and federal funds sold are considered cash and cash equivalents for cash flow reporting purposes. Generally, federal funds are sold for one-day periods.

Investment Securities:

        Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. No investments are held for trading purposes. Securities not classified as held to maturity are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments do not have readily determinable fair values.

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities (Continued):

        Realized gains and losses on sales of investment securities are determined by specific identification of the security sold. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statement of operations.

Loans:

        Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

        Management has established a policy to discontinue accruing interest (non-accrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Bank is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower's financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible.
Interest income on non-accrual loans is recognized only as received.

        Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of related loans on a method that approximates the interest method. For the year ended December 31, 1999, the net amount of fees and direct costs were not deferred to be recognized over the life of the loan but were expensed in the consolidated statements of operations. The net amount of direct loan fees and costs expensed is not materially different from the amounts which normally would have been deferred. The Bank intends to begin deferring net fees and costs during 2000.

Allowance for Loan Losses:

        The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable loan losses after giving consideration to the growth and composition of the loan portfolio, current economic conditions, past loss experience, evaluation of potential losses in the current loan portfolio and such other factors that warrant current recognition in estimating loan losses.

        Loans which are considered to be uncollectible are charged-off against the allowance. Recoveries on loans previously charged-off are added to the allowance.

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (Continued):

        Impaired loans are loans for which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at either the loan's observable market price or the fair value of the collateral. Interest income on impaired loans is recognized only as received.

Premises and Equipment:

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is less.

        The Company capitalizes interest on borrowings during the construction or renovation of new facilities. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 1999 and 1998 the Company capitalized $64,508 and $0, respectively.

Income Taxes:

        Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

        The Company and the Bank file a consolidated tax return.

New Accounting Pronouncements:

        In June 1998, the Financing Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material impact on financial condition and results of operations.

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE B - SECURITIES

        Investment securities shown in the consolidated balance sheets of the Company at December 31, 1999 are as follows:


                                                                    GROSS UNREALIZED           ESTIMATED
                                               AMORTIZED        ------------------------          FAIR
                                                  COST            GAINS          LOSSES           VALUE
                                               ---------        --------        --------       ---------
Available for sale securities:
        Independent Bankers Bank Stock          $ 50,760        $      0        $      0        $ 50,760
                                                --------        --------        --------        --------
        Totals                                  $ 50,760        $      0        $      0        $ 50,760
                                                ========        ========        ========        ========

Held to maturity securities:
        U.S. Treasury securities and
      other U.S. agency obligations             $987,915        $      0        $  1,977        $985,938
                                                --------        --------        --------        --------
        Totals                                  $987,915        $      0        $  1,977        $985,938
                                                ========        ========        ========        ========

         Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Bank's portfolio and analysis servicer. As of December 31, 1999, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows:



                                      HELD TO MATURITY                    AVAILABLE FOR SALE
                                 ---------------------------         --------------------------
                                 AMORTIZED            FAIR           AMORTIZED           FAIR
                                    COST              VALUE            COST              VALUE
                                 ---------          --------         ---------         --------
Due after one through
          five years              $987,915          $985,938          $      0         $      0
                                  --------          --------          --------         --------
                                   987,915           985,938                 0                0

Independent Bankers Bank                 0                 0            50,760           50,760
                                  --------          --------          --------         --------
Totals                            $987,915          $985,938          $ 50,760         $ 50,760
                                  ========          ========          ========         ========

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE C - LOANS

         The composition of loans at December 31, 1999 is as follows:

          Commercial                                                            $    584,556
          Real estate                                                              2,928,879
          Lines of credit                                                            500,526
          Consumer                                                                   320,180
                                                                                ------------
          Total                                                                 $  4,334,141
                                                                                ============

        The majority of the Company's lending activities are conducted principally with customers located in the Naples, Florida area. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Although the Bank's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Bank could be susceptible to economic downturns and natural disasters.

        The Bank had no loans on nonaccrual as of December 31, 1999.

        The activity in the allowance for loan losses for the year ended December 31, 1999 is as follows:

          Balance at beginning
            of year                                                                              $       0
          Provision charged to
            operations                                                                              26,885
          Charge-offs                                                                                    0
          Recoveries                                                                                     0
                                                                                                 ---------
          Balance at end of year                                                                 $  26,885
                                                                                                 =========

NOTE D - PREMISES AND EQUIPMENT

        Premises and equipment at December 31, consist of the following:


                                                                               1999                  1998
                                                                           ------------          ------------

              Land                                                         $    545,269          $    545,269
              Building                                                        1,050,407               802,169
              Leasehold improvements                                             23,640                     0
              Furniture, fixtures and equipment                                 263,548                     0
              EDP equipment and software                                        332,914                 1,891
                                                                           ------------          ------------
                                                                              2,215,778             1,349,329
              Less accumulated depreciation                                      45,638                    32
                                                                           ------------          ------------
                                                     Totals                $  2,170,140          $  1,349,297
                                                                           ============          ============

        Depreciation expense for the years ended December 31, 1999 and 1998 was $45,606 and $32, respectively.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE E - DEPOSITS

        Deposits at December 31, 1999 are comprised of the following:

              Interest-bearing:
                Money market                                                                     $ 1,044,918
                Negotiable order of withdrawal accounts                                            1,288,100
                Savings                                                                              675,900
              Certificates of deposit:
                Less than $100,000                                                                 7,403,604
                $100,000 or more                                                                   5,943,531
                                                                                                 -----------
                                                                                                  16,356,053
              Demand (non-interest-bearing)                                                        1,591,318
                                                                                                 -----------
              Total                                                                              $17,947,371
                                                                                                 ===========

        The maturities on certificates of deposit of $100,000 or more as of December 31, 1999 are as follows:

              Three months or less                                                               $   406,892
              Over three months to six months                                                      4,770,779
              Over six months to twelve months                                                       765,860
                                                                                                 -----------
              Total                                                                              $ 5,943,531
                                                                                                 ===========

        At December 31, 1999, all certificates of deposit mature during the next year.

        Included in interest expense is $62,819 which relates to interest on certificates of deposit of $100,000 or more.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE F - INCOME TAXES

        At December 31, 1999, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance is recorded at December 31, 1999 and at December 31, 1998.

        The components of deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                      1999                1998
                                                                    ---------           ---------
        Deferred tax assets:
         Net operating loss carryforwards                           $ 189,808           $       0
         Allowance for loan losses                                      9,141                   0
         Organizational and startup costs                             228,116              41,797
         Other deductions deferred for
           income taxes                                                 7,978               1,554
                                                                    ---------           ---------
                                                                      435,043              43,351
                                                                    ---------           ---------
        Deferred tax liabilities:
         Depreciation on premises and equipment                        23,753                 209
                                                                    ---------           ---------
                                                                      411,290              43,142
         Valuation allowance                                          411,290              43,142
                                                                    ---------           ---------
        Deferred tax assets, net                                    $       0           $       0
                                                                    =========           =========

        At December 31, 1999, the Company had a tax net operating loss carryforward of approximately $540,000 which expires in 2019.


NOTE G - COMMITMENTS AND CONTINGENCIES

        The Company has entered into an operating lease agreement for certain bank offices which expires in October 2001. Rent expense was $57,421 for 1999 related to this lease.

     Future minimum rental commitments as of December 31, 1999 are as follows:

         Year ending -
           December 31, 2000                                    $  89,930
           December 31, 2001                                       82,851
           December 31, 2002                                       22,762
           December 31, 2003                                       20,612
           December 31, 2004                                        6,528
           Thereafter                                               1,333
                                                                ---------

        Total minimum payments required                         $ 224,016
                                                                =========

     The Company and the Bank have entered into employment agreements expiring at various dates through May 2002 with four senior officers providing for annual compensation aggregating approximately $410,000.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE H - RETIREMENT PLAN

        The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute from 1% to 15% of their pay. Currently, the Company does not contribute to the Plan on behalf of eligible employees but the Company may make discretionary contributions based on the Company's profitability and approval of the board of directors. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee's account. Company contributions, if made, would become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service. The Company made no contributions to the Plan in 1999.


NOTE I - RELATED PARTY TRANSACTIONS

        The Bank has granted loans to executive officers and directors of the Bank and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 1999 is as follows:

          Loan balances at December 31, 1998                        $        0
          New loans                                                     50,000
          Repayments                                                   (50,000)
                                                                    ----------
          Loan balances at December 31, 1999                        $        0
                                                                    ==========

        The Bank also has accepted deposits from employees, officers and directors of the Bank and the Company and from associates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors. Such deposits amounted to approximately $594,936 at December 31, 1999.


NOTE J - SUBSEQUENT EVENT

        During the first quarter 2000 the Company anticipates the conclusion of its common stock offering subject to the registration filed with the SEC on May 7, 1999. As of December 31, 1999 1,145,070 shares had been issued out of the 1,200,000 shares registered with the SEC.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE K - STOCKHOLDERS' EQUITY

        The Company has adopted an incentive stock option plan for certain of its employees and has authorized and reserved 150,000 shares of common stock for issuance under this plan.

        The Company applies APB 25 in accounting for its stock option plan described above. The option price under the stock option plan equals or exceeds the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's pro forma net loss and net loss per share would have been reflected as follows:

                                                                   1999
                                                               ------------
              Net loss as reported                             $ (1,100,668)
              Pro forma net loss                               $ (1,198,670)
              Net loss per share as reported                   $      (1.98)
              Pro forma net loss per share                     $      (2.16)


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in 1999 include: dividend yield of 0.00%, expected volatility of 16.12%, risk-free interest rate of 6.00% and expected lives of 4.92 years. At December 31, 1999, options for 17,000 shares were exercisable at an average price per share of $10.00. Options granted expire after 10 years and are exercisable in 20% to 33.33% increments annually. Transactions related to this stock option plan are as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                          OPTIONS           OPTION PRICE
                                                        OUTSTANDING           PER SHARE
                                                        -----------         ------------
        Balance December 31, 1998                                 0
        Granted                                              88,650         $      10.00
        Exercised                                                 0
        Forfeited                                                 0
                                                        -----------         ------------
        Balance December 31, 1999                            88,650         $      10.00
                                                        ===========         ============

        In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase .67 shares of common stock (at an exercise price of $10.00 per share) for each initial share purchased by such organizers in the offering. The Warrants will vest in equal increments of 20% commencing on the date of grant (August 24, 1999) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $10.00 per share beginning on the date of grant and expiring 10 years after the grant date.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

        The Company has reserved 113,330 shares of its Common Stock for issuance thereunder.

        The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 1999, no amount was available for distribution to the Company as dividends without prior regulatory approval.

        The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

        The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                                            Capital to risk-
                                                            weighted assets
                                                       -------------------------
                                                                                           Tier 1 capital
                                                        Total             Tier 1          to average assets
                                                       ----------------------------------------------------
Well capitalized                                          10%               6%                    5%
Adequately capitalized                                     8%               4%                    4%
Undercapitalized                                           6%               3%                    3%

        The Company was considered well capitalized as of December 31, 1999.

        Management is not aware of any events or circumstances that have occurred since year-end that would change the Company's capital category.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

        At December 31, 1999, actual capital levels and minimum required levels were as follows (in thousands):

                                                                                          Minimum Required
                                                                        Minimum              To Be Well
                                                                        Required          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                                        Adequacy               Action
                                                    Actual              Purposes             Regulations
                                                -----------------------------------------------------------
                                                Amount   Ratio       Amount   Ratio        Amount    Ratio
                                                -----------------------------------------------------------
Total capital (to risk
  weighted assets)
    Consolidated                                $10,162  102.43%      $  794   8.00%       $  992    10.00%
    Bank                                        $ 8,405   87.82%      $  766   8.00%       $  957    10.00%
Tier 1 capital (to risk
  weighted assets)
    Consolidated                                $10,135  102.16%      $  397   4.00%       $  595     6.00%
    Bank                                        $ 8,378   87.54%      $  383   4.00%       $  574     6.00%
Tier 1 capital (to
  average assets)
    Consolidated                                $10,135   44.48%      $  911   4.00%       $1,139     5.00%
    Bank                                        $ 8,378   39.70%      $  844   4.00%       $1,055     5.00%


NOTE L - OFF-BALANCE SHEET RISK

        In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Banks' balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE L - OFF-BALANCE SHEET RISK (CONTINUED)

        Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting these commitments for which collateral is deemed necessary is maintained by the Banks.

        Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Banks' exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 1999, the Bank had commitments of approximately $1,151,095 for undisbursed portions of loans in process and unused portions of lines of credit. Commitments under standby letters of credit aggregated approximately $30,000 at December 31, 1999.



NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following table presents the estimates of fair value of financial instruments as of December 31, 1999:

                                                                                                     ESTIMATED
                                                                             CARRYING                  FAIR
                                                                              AMOUNT                   VALUE
                                                                           ------------            ------------
            Financial assets:
              Cash and cash equivalents                                    $ 18,295,344            $ 18,295,344
              Interest-bearing deposits in bank                               2,000,000               2,000,000
              Securities available for sale                                      50,760                  50,760
              Securities held to maturity                                       987,915                 985,938
              Restricted securities                                             326,600                 326,600
              Net loans                                                       4,334,141               4,334,141
              Accrued interest receivable                                        51,723                  51,723

            Financial liabilities:
              Deposits                                                       17,947,371              18,136,184
              Accrued interest payable                                            3,266                   3,266
            Off-Balance Sheet Credit Risk:
              Commitments to extend credit                                    1,151,095               1,151,095
              Standby letters of credit                                          30,000                  30,000

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Securities: For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

        Loans: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefits that result from low-cost funding provided by the deposit liabilities compared to the cost of alternate sources of funds.

        Accrued interest: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

        Off-balance sheet credit risk: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customer. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

        The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the bank's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE N - GENERAL OPERATING EXPENSES

        The following amounts comprise general operating expenses for the year ended December 31, 1999:

          Office expenses and supplies                                                 $    84,321
          Data processing                                                                   34,936
          Professional and outside service fees                                             75,344
          Advertising, marketing and public
            relations                                                                       63,652
          Dues and subscriptions                                                            30,211
          Insurance                                                                         24,347
          License, fee and taxes                                                            16,196
          Other                                                                             93,512
                                                                                       -----------

          Totals                                                                       $   422,519
                                                                                       ===========


NOTE O - CONDENSED FINANCIAL INFORMATION

        The condensed financial information of Citizens Bancshares of Southwest Florida, Inc. (parent company only) as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period from June 15, 1998 (date of inception) to December 31, 1998 is as follows:

        BALANCE SHEETS
                                                                               1999          1998
                                                                           -----------    ----------
        Assets:
          Investment in and indebtedness of
            subsidiary, at equity                                          $ 8,388,168    $         0
          Cash and due from banks                                            1,746,399        115,057
          Premises and equipment                                                     0      1,349,297
          Other assets                                                               0         31,433
                                                                           -----------    -----------
                                                                           $10,134,567    $ 1,495,787
                                                                           ===========    ===========

        Liabilities:
          Accrued expenses and other liabilities                           $         0    $    18,406
          Other borrowings                                                           0      1,600,000

        Stockholders' equity (deficit):
          Preferred stock                                                            0              0
          Common stock                                                          11,451              5
          Additional paid-in capital                                        11,346,903            495
          Accumulated deficit                                               (1,223,787)      (123,119)
          Accumulated other comprehensive income                                     0              0
                                                                           -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         10,134,567       (122,619)
                                                                           -----------    -----------
                                                                           $10,134,567    $ 1,495,787
                                                                           ===========    ===========

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE O - CONDENSED FINANCIAL INFORMATION (CONTINUED)

     STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                             1999              1998
                                                                         ------------      ------------
Income:
  Interest on investment
    securities and other                                                 $     94,360      $      1,917
                                                                         ------------      ------------
                                                       TOTAL INCOME            94,360             1,917
                                                                         ------------      ------------
  Expenses:
    Interest on other borrowings                                               19,080             2,073
    Salaries and employee benefits                                            305,869            18,360
    Occupancy                                                                  65,877            17,026
    Equipment rental, depreciation
      and maintenance                                                             193                32
    General operating                                                         222,377            87,545
                                                                         ------------      ------------
                                                     TOTAL EXPENSES           613,396           125,036
                                                                         ------------      ------------
                                               LOSS FROM OPERATIONS
                                  BEFORE INCOME TAXES AND EQUITY IN
                               UNDISTRIBUTED NET LOSS OF SUBSIDIARY          (519,036)         (123,119)

   Income taxes                                                                     0                 0
                                                                         ------------      ------------
                                LOSS BEFORE EQUITY IN UNDISTRIBUTED
                                             NET LOSS OF SUBSIDIARY          (519,036)         (123,119)

   Equity in undistributed net loss
     of subsidiary                                                           (581,632)                0
                                                                         ------------      ------------
                                                           NET LOSS        (1,100,668)         (123,119)

   Accumulated deficit:
     Beginning of period                                                     (123,119)                0
                                                                         ------------      ------------
     End of period                                                       $ (1,223,787)     $   (123,119)
                                                                         ============      ============

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE O - CONDENSED FINANCIAL INFORMATION (CONTINUED)

     STATEMENTS OF CASH FLOWS

                                                                                     1999              1998
                                                                                 ------------      ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                   $ (1,100,668)     $   (123,119)
      Adjustments to reconcile net loss
      to net cash used in operating
      activities:
        Equity in undistributed net
         loss of subsidiary                                                           581,632                 0
        Depreciation of premises and
         equipment                                                                        193                32
        (Increase) decrease in other
         assets                                                                        30,933           (30,933)
        Increase (decrease) in accrued expenses
         and other liabilities                                                        (18,406)           18,406
                                                                                 ------------      ------------
                                  NET CASH USED IN OPERATING ACTIVITIES              (506,316)         (135,614)
                                                                                 ------------      ------------

    CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in subsidiary banks                                               (8,969,800)                0
      Purchases of premises and equipment                                            (510,145)       (1,349,329)
      Sale of premises and equipment                                                1,859,249                 0
                                                                                 ------------      ------------
                                  NET CASH USED IN INVESTING ACTIVITIES            (7,620,696)       (1,349,329)
                                                                                 ------------      ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings on (repayment of)
        short-term notes                                                           (1,600,000)        1,600,000
      Proceeds from issuance of
        common stock                                                               11,358,354                 0
                                                                                 ------------      ------------
                                                    NET CASH PROVIDED BY
                                                    FINANCING ACTIVITIES            9,758,354         1,600,000
                                                                                 ------------      ------------

                                   INCREASE IN CASH AND CASH EQUIVALENTS            1,631,342           115,057

    Cash and cash equivalents:
      Beginning of period                                                             115,057                 0
                                                                                 ------------      ------------
      End of period                                                              $  1,746,399      $    115,057
                                                                                 ============      ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of Citizens Bancshares and Citizens National Bank are as follows:

                                                        Position with                      Position with
Name                                 Age (1)        Citizens Bancshares                Citizens National Bank
----                                 ---            -------------------                ----------------------
Michael L. McMullan..............    45           Chief Executive Officer             Chief Executive Officer
                                                   and Class II Director                    and Director
Polly M. Rogers..................    61                  President                           President
                                                   and Class III Director                   and Director
Joe B. Cox.......................    60                   Chairman                            Chairman
                                                   and Class III Director                   and Director
Thomas M. Whelan.................    50           Chief Financial Officer             Chief Financial Officer
Craig D. Sherman.................    42                     --                         Chief Lending Officer
Earl L. Frye.....................    71              Class III Director                       Director
Stanley W. Hole..................    68               Class I Director                        Director
John B. James....................    58              Class II Director                        Director
LaVonne Johnson..................    67               Class I Director                        Director
Luc C. Mazzini...................    44               Class I Director                        Director
Bernard L. Turner................    73              Class II Director                        Director
Lorenzo Walker...................    79              Class III Director                       Director

-----------------
(1)  As of March 1, 2000

         With the exception of Mr. McMullan, all of the directors of Citizens Bancshares have served as directors since the incorporation of the company in September 1998. Mr. McMullan has been a member of the Board of Directors since February 1999. Citizens Bancshares has a classified Board of Directors whereby one-third of the members will be elected each year at the company's Annual Meeting of Shareholders. Upon such election, each director serves for a term of three years. Citizens Bancshares' officers are appointed by its Board of Directors and hold office at the will of the Board.

         Each member of the Board of Directors of Citizens National Bank is elected each year at the bank's Annual Meeting of Shareholders. As Citizens Bancshares is the sole shareholder of Citizens National Bank, bank directors are effectively elected by the Board of Directors of the holding company. Citizens National Bank's officers are appointed by its Board of Directors and hold office at the will of the Board.

         MICHAEL L. MCMULLAN has served as President and Chief Executive Officer of Citizens Bancshares and Citizens National Bank since February 1999. From 1990 to February 1999, Mr. McMullan was employed by NationsBank (now Bank of America) in various management positions, including Manager of Economic Development for the State of Florida, the position he held immediately prior to joining Citizens Bancshares. Mr. McMullan was Senior Banking Executive for NationsBank in Collier County from 1991-1993.

         POLLY M. ROGERS has served as the President of Citizens Bancshares and Citizens National Bank since September 1998. From July 1994 until July 1996, Ms. Rogers served as President and as a director of Gulf Coast National Bank in Naples, Florida.

         JOE B. COX has served as the senior partner of the Naples branch office of the law firm of Cummings & Lockwood since July 1978. Mr. Cox is a director of Beasley Broadcasting Group, Inc., which is traded on the Nasdaq National Market under the symbol "BBGI."

         THOMAS M. WHELAN has served as the Chief Financial Officer of Citizens Bancshares and Citizens National Bank since April 1999. From 1993 to 1996, Mr. Whelan served in various positions, including Vice President, Director for Banking Services, with Triangle Bank in Raleigh, North Carolina. In 1996, he joined Hendry County Bank as Vice President and Cashier, and in May 1997 was named President and Chief Executive Officer. Following the acquisition of Hendry County Bank by Florida Community Bank in February 1998, he served as Executive Vice President until joining Citizens Bancshares in April 1999.

         CRAIG D. SHERMAN has served as the Senior Lending Officer of Citizens National Bank since May 1999. Prior to joining Citizens, Mr. Sherman was employed by SouthTrust Bank for over five years, serving most recently as Vice President and Commercial Team Lender.

         EARL L. FRYE has served as the President of Downing-Frye & Associates, a real estate development firm, since 1963. From 1989 to 1992, Mr. Frye served as a broker with and partner of USF&G Realty near Baltimore, Maryland.

         STANLEY W. HOLE, a professional engineer, is Chairman Emeritus of Hole, Montes & Associates, a Naples-based civil engineering firm of which Mr. Hole was Chairman of the Board when he retired in 1997 after serving for 32 years. He maintains a private consulting practice and serves on a number of advisory boards in southwest Florida.

         JOHN B. JAMES retired from NationsBank on December 31, 1997 after 30 years in the banking industry. His most recent position with NationsBank, which he held from 1994 until 1997, was Senior Vice President, Regional Executive, Collier and Monroe Counties, Florida.

         LAVONNE JOHNSON is a retired Planner and Project Director for Allegheny County, Pennsylvania

         LUC C. MAZZINI, D.D.S. is a licensed dentist in both Florida and Texas and has been practicing General Dentistry since 1980. Dr. Mazzini has maintained an active dental practice in Collier County since 1990.

         BERNARD L. TURNER served as Chairman of the Board of the Florida Coastal School of Law, Jacksonville, Florida, since he co-founded the institution in 1994.

         LORENZO WALKER retired in 1980 as a principal of Walker Construction Company, which he co-founded in 1946. In 1953, Mr. Walker formed James L. Walker Real Estate Inc., of which he served as President until retiring in 1999.

         There are no family relationships between any director or executive officer and any other director or executive officer of Citizens Bancshares.

         Citizens Bancshares is not subject to the requirements of Section 16 of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

         The following tables provide certain summary information for the fiscal year ended December 31, 1999 concerning compensation paid or accrued by Citizens Bancshares to or on behalf of Citizens Bancshares' Chief Executive Officer. None of the executive officers of Citizens Bancshares received compensation in excess of $100,000 during fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                             Long-term
                                                           Annual Compensation             Compensation
                                                           -------------------             ------------
         Name and                                                                           Securities
    Principal Position            Year                   Salary              Bonus       Underlying Options
    ------------------            ----                   ------              -----       ------------------
Michael L. McMullan             1999(1)                 $120,356               -               30,000
Chief Executive Officer

----------------------
(1) Mr. McMullan has served as Chief Executive Officer of Citizens Bancshares since February 28, 1999. Prior to that date, the company was in the organizational stage and no one received any compensation for serving as its Chief Executive Officer.


                              OPTION GRANTS IN 1999

                                Number of          Percentage of total
                            shares underlying       options granted to      Exercise price
Name                         options granted        employees in 1999         per share         Expiration date
----                         ---------------        -----------------         ---------         ---------------
Michael L. McMullan               30,000                  33.8%                 $10.00              10/24/09

         No stock options were exercised by any optionee during fiscal 1999. The following table provides information regarding the value of options held by the Chief Executive Officer at December 31, 1999:

                          FISCAL YEAR END OPTION VALUES

                                         Number of Securities                   Value of Unexercised
                                    Underlying Unexercised Options              In-the-Money Options
                                          at Fiscal Year End                     at Fiscal Year End
Name                                  Exercisable / Unexercisable            Exercisable / Unexercisable
----                                  ---------------------------            ---------------------------
Michael L. McMullan                         6,000 / 24,000                           $0 / $0 (1)

-------------------------
(1) Dollar values calculated as the difference between the estimated fair market value of Citizens Bancshares' common stock at December 31, 1999 ($10.00) and the exercise price of such options. Because no organized trading market exists for the common stock of the Bank, the fair market value was computed by reference to the offering price of the common stock in the company's initial public offering.

Employment Agreement with Chief Executive Officer

         Citizens Bancshares and Citizens National Bank have entered into an employment agreement, dated as of April 28, 1999, with Michael McMullan, pursuant to which Mr. McMullan serves as Chief Executive Officer of Citizens National Bank and Citizens Bancshares. The employment agreement provides for a term of three years and an initial salary at an annual rate of $140,000. Mr. McMullan's salary may be increased from time to time in the sole discretion of the board of directors of Citizens Bancshares, and Mr. McMullan will also be eligible to receive a bonus, which will not exceed 40% of his annual base salary. In addition, Mr. McMullan has been issued an option pursuant to the employment agreement to purchase 30,000 shares of the common stock of Citizens Bancshares at an exercise price of $10.00 per share.

         In the event of a "change of control" of Citizens Bancshares, as defined in the employment contract, Mr. McMullan will be entitled to give written notice to Citizens Bancshares of termination of his employment agreement and to receive a cash payment equal to 250% of his annual salary, and an additional cash payment equal to the excess, if any, of the aggregate market value of the number of shares of common stock of Citizens Bancshares subject to options held by Mr. McMullan over the aggregate exercise price of all such options.

         The employment agreement provides that Citizens Bancshares may terminate the employment of Mr. McMullan with or without cause, but that in the latter case Mr. McMullan will receive a severance payment equal to that he would be entitled to in the event of a change in control, as described above. In addition, the employment agreement contains a non-compete provision which provides that in the event the employment contract is terminated by Citizens Bancshares or Citizens National Bank without cause, or by Mr. McMullan, Mr. McMullan may not, without the prior written consent of Citizens Bancshares, either directly or indirectly serve as an employee of any financial institution within Collier or Lee County for a period of twelve months after such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 1, 2000 with respect to ownership of the outstanding common stock of Citizens Bancshares by (i) all persons known by Citizens Bancshares to beneficially own more than 5% of the outstanding shares of common stock of Citizens Bancshares, (ii) each director of Citizens Bancshares, and (iii) all executive officers and directors of Citizens Bancshares, as a group.

                                                      Number of Shares             Percent
Name                                                 Beneficially Owned (1)        of Total (2)
----                                                 ------------------            --------
Joe B. Cox.......................................          26,197 (3)                 2.3%
Earl L. Frye.....................................          26,197 (4)                 2.3%
Stanley W. Hole..................................          13,093 (5)                 1.1%
John B. James....................................          26,197 (6)                 2.3%
LaVonne Johnson .................................          52,197 (7)                 4.5%
Luc C. Mazzini...................................          32,667 (8)                 2.8%
Michael L. McMullan..............................          16,000 (9)                 1.4%
Polly M. Rogers..................................          30,197 (10)                2.6%
Bernard L. Turner................................          29,530 (11)                3.3%
Lorenzo Walker ..................................          47,197 (12)                4.1%
      All directors and executive
      officers, as a group (12 individuals)......         310,636 (13)               25.8%

--------------
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The information shown above is based upon information furnished to the company by the named persons. Information relating to beneficial ownership of the shares is based upon "beneficial ownership" concepts set forth in rules promulgated the Securities Exchange Act of 1934, as amended. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be determined to be a beneficial owner of the same securities.
(2) In calculating the percentage ownership for a given individual or group, the number of shares of the company's common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but such unissued shares are not deemed outstanding in calculating the percentage ownership for other persons or groups.
(3)  Includes presently exercisable warrants to purchase 2,667 shares.
(4)  Includes presently exercisable warrants to purchase 2,667 shares.
(5) Includes presently exercisable warrants to purchase 1,333 shares and 3,000 shares held by spouse, as to which beneficial ownership is disclaimed.
(6)  Includes presently exercisable warrants to purchase 2,667 shares.
(7) Includes presently exercisable warrants to purchase 2,667 shares and 26,000 shares held by spouse, as to which beneficial ownership is disclaimed.
(8)  Includes presently exercisable warrants to purchase 2,667 shares.
(9)  Includes presently exercisable options to purchase 6,000 shares.
(10) Includes presently exercisable options to purchase 4,000 shares and presently exercisable warrants to purchase 2,667 shares.
(11) Includes presently exercisable warrants to purchase 2,667 shares and 6,000 shares held by spouse, as to which beneficial ownership is disclaimed.
(12) Includes presently exercisable warrants to purchase 2,667 shares and 21,000 shares held by spouse, as to which beneficial ownership is disclaimed.
(13) Includes 39,666 shares subject to presently exercisable warrants and options and 56,000 shares as to which beneficial ownership is disclaimed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Citizens National Bank extends loans from time to time to certain of Citizens Bancshares' directors, their associates and members of the immediate families of the directors and executive officers of Citizens Bancshares. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with Citizens Bancshares or Citizens National Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from (i) a Registration Statement on Form SB-2 for Citizens Bancshares filed with the SEC on March 24, 1999 ("SB-2"); or (ii) Amendment No. 1 to SB-2, filed with the SEC on May 7, 1999 ("SB-2/A"). The exhibit numbers correspond to the exhibit numbers in the referenced document.

     Exhibit No.             Description of Exhibit
     -----------             ----------------------

         *3.1       Amended and Restated Articles of Incorporation of Citizens
                    Bancshares (SB-2)

         *3.2       Bylaws of Citizens Bancshares (SB-2)

         *4.1       Specimen Common Stock Certificate (SB-2/A)

         *4.3       Form of Stock Purchase Warrant (SB-2/A)

         *10.1      Employment Agreement of Michael L. McMullan, dated as of April
                    28, 1999 (SB-2/A)

         10.1.1     Amendment, dated as of August 24, 1999, to the Employment
                    Agreement of Michael L. McMullan

         *10.2      Agreement for the Purchase and Sale of Real Property (SB-2)

         *10.3      Employment Agreement of Polly M. Rogers, dated as of April 28,
                    1999 (SB-2/A)

         10.3.1     Amendment, dated as of August 24, 1999, to the Employment
                    Agreement of Polly M. Rogers

         10.4       1999 Stock Option Plan

         10.5       Form of Incentive Stock Option Agreement

         21.1       Subsidiaries of the Registrant

         27.1       Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.


Dated:  March 27, 2000        By: /s/ Michael L. McMullan
                                 -----------------------------------------------
                                   Michael L. McMullan
                                   Chief Executive Officer (Principal Executive
                                   Officer)


Dated:  March 27, 2000        By: /s/ Thomas M. Whelan
                                 -----------------------------------------------
                                   Thomas M. Whelan
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                    Title                               Date
         ---------                                    -----                               ----

/s/ Joe B. Cox                                Chairman and Director                   March 27, 2000
----------------------------------
Joe B. Cox
/s/ Michael L. McMullan                    Chief Executive Officer and                March 27, 2000
----------------------------------                   Director
Michael L. McMullan
/s/ Polly M. Rogers                           President and Director                  March 27, 2000
----------------------------------
Polly M. Rogers
                                                     Director
----------------------------------
Earl L. Frye
/s/ Stanley W. Hole                                  Director                         March 28, 2000
----------------------------------
Stanley W. Hole
/s/ John B. James                                    Director                         March 28, 2000
----------------------------------
John B. James
/s/ LaVonne Johnson                                  Director                         March 27, 2000
----------------------------------
LaVonne Johnson
/s/ Luc C. Mazzini                                   Director                         March 27, 2000
----------------------------------
Luc C. Mazzini
/s/ Bernard L. Turner                                Director                         March 27, 2000
----------------------------------
Bernard L. Turner
/s/ Lorenzo Walker                                   Director                         March 27, 2000
----------------------------------
Lorenzo Walker

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        No annual report or proxy material has been sent to security holders as of the date of filing this report. An annual report and proxy materials will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB, and the Registrant will furnish copies of such material to the Commission when they are sent to security holders.

\                                  EXHIBIT INDEX

         Exhibit
            No                       Description
         -------                    -----------

         10.1.1 Amendment, dated as of August 24, 1999, to the Employment Agreement of Michael L. McMullan

         10.3.1 Amendment, dated as of August 24, 1999, to the Employment Agreement of Polly M. Rogers

         10.4            1999 Stock Option Plan

         10.5            Form of Incentive Stock Option Agreement

         21.1            Subsidiaries of Registrant

         27.1            Financial Data Schedule (for SEC use only)