Form 10QSB
period 2000-03-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2000-05-15
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
     March 31, 2000                                          333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                           59-3535315
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3411 Tamiami Trial, Suite 200, Naples, Florida                      34103
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number:   (941) 643-4646
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

                  Yes [X]                   No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $0.01 par value                          1,165,370
-----------------------------------           ----------------------------------
              Class                             Outstanding as of May 10, 2000

Transitional Small Business Disclosure Format:

                  Yes [ ]                   No [X]

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEETS
          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY



                                                                March 31, 2000        December 31, 1999
                                                                --------------        -----------------
                                                                  (Unaudited)
ASSETS
Cash and due from banks                                           $    842,713           $  2,529,344
Federal funds sold                                                  16,249,000             15,766,000
                                                                  ------------           ------------
         Total cash and cash equivalents                            17,091,713             18,295,344
                                                                  ------------           ------------

Interest-bearing deposits in banks                                   2,000,000              2,000,000

Securities available for sale                                           50,760                 50,760
Securities held to maturity                                            990,784                987,915

Loans                                                                9,850,760              4,334,141
Less:    Allowance for loss loans                                      (60,636)               (26,885)
                                                                  ------------           ------------
         Net loans                                                   9,790,124              4,307,256
                                                                  ------------           ------------

Restricted securities, Federal Home Loan Bank and
     Federal Reserve Bank Stock, at cost                               326,600                326,600
Premises and equipment, net                                          2,145,880              2,170,140
Accrued interest receivable                                             61,906                 51,723
Other assets                                                            78,887                 52,024
                                                                  ------------           ------------
         TOTAL ASSETS                                             $ 32,536,654           $ 28,241,762
                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                         $  2,307,136           $  1,591,318
     Interest bearing                                               20,194,392             16,356,053
                                                                  ------------           ------------
         Total deposits                                             22,501,528             17,947,371

Accrued interest                                                         7,659                  3,266
Accrued expenses and other liabilities                                    (660)               156,558
                                                                  ------------           ------------
         Total liabilities                                          22,508,527             18,107,195
                                                                  ------------           ------------

Preferred stock, par value $.01 per share,
   1,000,000 shares authorized; no shares issued
   and outstanding                                                          --                     --
Common stock, par value $.01 per share,
   20,000,000 shares authorized;1,165,370 and
   1,145,070 shares issued and outstanding, respectively                11,654                 11,451
Additional paid-in capital                                          11,549,700             11,346,903
Accumulated deficit                                                 (1,533,227)            (1,223,787)
                                                                  ------------           ------------
         Total shareholders' equity                                 10,028,127             10,134,567
                                                                  ------------           ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 32,536,654           $ 28,241,762
                                                                  ============           ============



                      CONSOLIDATED STATEMENTS OF OPERATIONS
          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                                   (Unaudited)



                                                               Three months ended March 31,
                                                                 2000                1999
                                                             -----------           ---------
INTEREST INCOME

     Interest and fees on loans                              $   183,479           $      --
     Interest on securities and other                             54,851                  --
     Interest on federal funds sold                              221,189                  --
     Interest other                                               14,482                 911
                                                             -----------           ---------
           TOTAL INTEREST INCOME                                 474,001                 911
                                                             -----------           ---------

INTEREST EXPENSE
     Interest on deposits                                        249,004                  --
     Interest on other borrowings                                     --               4,776
                                                             -----------           ---------
       TOTAL INTEREST EXPENSE                                    249,004               4,776
                                                             -----------           ---------

       NET INTEREST INCOME (LOSS)                                224,997              (3,865)

Provision for loan losses                                        (33,751)                 --
                                                             -----------           ---------
NET INTEREST INCOME (LOSS) AFTER
     PROVISION FOR LOAN LOSSES                                   191,246              (3,865)

NON-INTEREST INCOME
     Service charges, commissions and fees                         6,219                  --

NON-INTEREST EXPENSE
     Salaries and employee benefits                              278,997              68,853
     Occupancy                                                    54,297              29,086
     Equipment rental, depreciation and maintenance               42,378                  --
     General operating                                           131,233              16,213
                                                             -----------           ---------
       TOTAL NON-INTEREST EXPENSES                               506,905             114,152
                                                             -----------           ---------
       LOSS BEFORE INCOME TAXES                                 (309,440)           (118,017)

INCOME TAXES                                                          --                  --
                                                             -----------           ---------
       NET LOSS                                              $  (309,440)          $(118,017)
                                                             ===========           =========

NET LOSS PER SHARE                                           $     (0.27)          $  (14.96)
                                                             ===========           =========

AVERAGE SHARES OUTSTANDING                                     1,162,577               7,889
                                                             ===========           =========


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                                   (Unaudited)



                                                                                Three months ended March 31,
                                                                                 2000                  1999
                                                                             ------------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                   $   (309,440)          $(118,017)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                                                 44,161                  97
      Provision for loan losses                                                    33,751                  --
      Net securities amortization and accretion                                    (2,870)                 --
      (Increase) decrease in accrued interest receivable                          (10,183)                 --
      (Increase) decrease in other assets                                         (26,863)            (34,645)
      Increase (decrease) in accrued interest payable                               4,393                  --
      Increase (decrease) in accrued expenses and other liabilities              (157,218)             50,216
                                                                             ------------           ---------
          Total adjustments                                                      (114,829)             15,668
                                                                             ------------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                            (424,269)           (102,349)
                                                                             ------------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                                        (5,516,619)                 --
  Purchase of securities available for sale                                            --                  --
  Maturity of securities available for sale                                            --                  --
                                                                             ------------           ---------
  Purchase of premises and equipment                                              (19,900)           (179,673)
                                                                             ------------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                          (5,536,519)           (179,673)
                                                                             ------------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                      203,000              90,000
  Increase in deposits                                                          4,554,155                  --
  Borrowings on loans payable                                                          --             200,000
  Repayments on organizers advances                                                    --             (10,000)
                                                                             ------------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,757,155             280,000
                                                                             ------------           ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                         (1,203,631)             (2,022)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                          18,295,344             115,057
  End of period                                                              $ 17,091,713           $ 113,035
                                                                             ============           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest                                   $    244,863           $   1,958
                                                                             ============           =========


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

                               Financial Condition

     Management continuously monitors the financial condition of Citizens National Bank in order to maintain sufficient capital to support the operations of Citizens National Bank and Citizens Bancshares and to protect the depositors of Citizens National Bank. Further discussion of significant items affecting Citizens National Bank's financial condition are discussed below.

Asset Quality

     A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Citizens National Bank's directive in this regard is carried out through its policies and procedures for extending credit to Citizens National Bank's customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

     Principal banking operations commenced on August 24, 1999, and management has not identified any non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Citizens National Bank's liquidity position was initially established through Citizens Bancshares' purchase of $9,700,000 of the common stock of Citizens National Bank. As Citizens National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Citizens National Bank had deposits of $24,474,149 at March 31, 2000. Below are the pertinent liquidity balances and ratios at March 31, 2000.


                                                                           AT
                                                                     MARCH 31, 2000
                                                                     --------------
             Cash and cash equivalents..........................      $19,064,335
             Securities available for sale......................      $    50,760
             CDs over $100,000 to total deposits ratio..........             33.1%
             Loan to deposit ratio...............................            40.3%

     Cash and cash equivalents are the primary source of liquidity. At March 31, 2000, cash and cash equivalents amounted to $19.1 million, representing 55.2% of total assets. Securities available for sale provide a secondary source of liquidity. None of the $1.0 million in Citizens National Bank's securities portfolio is scheduled to mature in 2000.

     At March 31, 2000, large denomination certificates accounted for 33.1% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Citizens National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Citizens National Bank customers residing in Collier County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Collier County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in Citizens Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

     There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

     The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital into average total assets. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS 1.

     The table below illustrates Citizens National Bank's and Citizen Bancshares' regulatory capital ratios at March 31, 2000:



                                                                                         MINIMUM
                                                                     MARCH 31,         REGULATORY
         CITIZENS NATIONAL BANK                                        2000            REQUIREMENT
                                                                     ---------         -----------

         Tier 1 Capital........................................        57.02%             4.00%
              Total risk-based capital ratio....................       57.45%             8.00%
         Leverage ratio.........................................       27.41%             4.00%

         Citizens Bancshares - Consolidated
         Tier 1 Capital.........................................       69.06%             4.00%
               Total risk-based capital ratio...................       69.48%             8.00%
         Leverage ratio.........................................       32.06%             4.00%


     The above ratios indicate that the capital positions of Citizens Bancshares and Citizens National Bank are sound and that Citizens Bancshares is well positioned for future growth.

                              Results of Operations

     Since Citizens National Bank did not begin operations until the third quarter of 1999, a comparison of the company's results of operations for the quarter ended March 31, 1999 to those for the quarter ended March 31, 2000 would not be meaningful. This discussion will therefore concentrate on results of operations for the quarter ended March 31, 2000.

     Net income (loss) for the quarter ended March 31, 2000 amounted to $(309,440), or $(.27) per share. The following is a brief discussion of the more significant components of net income:

         (a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the quarter ended March 31, 2000.



                     Interest                                             Interest
                 Earning Assets/                      Average              Income/              Yield/
               Bearing Liabilities                    Balance               Cost                 Cost
               -------------------                  -----------           --------              ------

               Federal funds sold                   $15,677,659           $221,190               5.67%

               Securities                           $ 3,366,263           $ 54,850               6.55%
               Loans                                $ 7,315,192           $183,479              10.09%
                                                    -----------           --------              -----
                    Total                           $26,359,114           $459,519               7.01%
                                                    ===========
               Deposits                             $21,029,574           $257,556               4.93%
                                                    ===========           --------              -----
               Net interest income                                        $201,963               2.08%
                                                                          ========               =====
               Net yield on earning assets                                                       3.08%
                                                                                                 =====

         (b) At December 31, 1999, the allowance for loan losses amounted to $26,885. During the quarter ended March 31, 2000, an additional $33,751 was provided to the allowance for loan losses. There have been no charge-offs since the opening of Citizens National Bank. As of March 31, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $6,219, or an annualized 0.09% of average assets, for the quarter ended March 31, 2000.

         (d) Non-interest expense for the quarter ended March 31, 2000 amounted to $506,905. As a percent of total average assets, non-interest expense amounted to 6.95%. The components of non-interest expense for the quarter ended March 31, 2000 are set forth below:


                           Salaries and benefits........................................    $278,997
                           Occupancy expenses...........................................      54,297
                           Equipment rentals, depreciation and maintenance..............      42,378
                           General operating expenses...................................     131,233
                                                                                            --------
                           Total non-interest expense...................................    $506,905
                                                                                            ========


         Citizens Bancshares is not aware of any current recommendation by any regulatory authority which, if implemented, would have a material effect on Citizens Bancshares' liquidity, capital resources or results of operations.

              Cautionary Note Regarding Forward-Looking Statements

         Citizens Bancshares may, from time to time, make written or oral forward-looking statements, including statements contained in Citizens Bancshares' filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Citizens Bancshares' actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Citizens Bancshares' market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. Citizens Bancshares cautions that such factors are not exclusive. Citizens Bancshares does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, Citizens Bancshares.

                          PART II. - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits. The following exhibit is filed with this Report.


                  Exhibit No.               Description
                  -----------               -----------
                       27                   Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000         By: /s/ Michael L. McMullan
                              --------------------------------------------------
                               Michael L. McMullan, Chief Executive Officer



Date: May 12, 2000         By: /s/ Thomas M. Whelan
                              --------------------------------------------------
                               Thomas M. Whelan, Chief Financial Officer
                               (principal financial and accounting officer)