Form 10QSB
period 2000-06-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2000-08-09
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                              Commission File Number:
       June 30, 2000                                           333-74997



                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                 ----------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            Florida                                             59-3535315
            -------                                             ----------
State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                              Identification No.)



3411 Tamiami Trail North, Suite 200, Naples, Florida              34103
----------------------------------------------------        -------------------
(Address of principal executive offices)                       (Zip Code)



Issuer's telephone number:  941-643-4646
                            ------------



                                 Not applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 19834 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                No [ ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.01 per value                    1,165,370
         -----------------------------        ---------------------------------
                  Class                       Outstanding as of August 10, 2000

Transitional Small Business Disclosure Format:

                     Yes [ ]                No [X]

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

CONSOLIDATED BALANCE SHEETS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY


                                                                 June 30, 2000         December 31, 1999
                                                                 -------------         -----------------
            ASSETS                                                (Unaudited)
Cash & due from banks                                            $  1,071,611             $  2,529,344
Federal funds sold                                               $  6,791,000             $ 15,766,000
                                                                 ------------             ------------
                      Total cash and cash equivalents            $  7,862,611             $ 18,295,344
                                                                 ------------             ------------

Interest-bearing deposits in banks                               $  2,000,000             $  2,000,000

Securities available for sale                                    $     50,760             $     50,760
Securities held to maturity                                      $    993,654             $    987,915

Loans                                                            $ 21,649,064             $  4,334,141
Less: allowance for loan losses                                  $   (146,041)            $    (26,885)
                                                                 ------------             ------------
                       Net loans                                 $ 21,503,023             $  4,307,256
                                                                 ------------             ------------
Restricted securities, Federal Home Loan Bank and
Federal Reserve Bank Stock, at cost                              $    326,600             $    326,600
Premises and equipment, net                                      $  2,218,832             $  2,170,140
Accrued interest receivable                                      $    152,294             $     51,723
Other assets                                                     $     77,529             $     52,024
                                                                 ------------             ------------
                      TOTAL ASSETS                               $ 35,185,303             $ 28,241,762
                                                                 ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing                                             $  2,408,233             $  1,591,318
Interest bearing                                                 $ 23,019,869             $ 16,356,053
                                                                 ------------             ------------
        Total deposits                                           $ 25,428,102             $ 17,947,371

Accrued interest                                                 $     13,198             $      3,266
Accrued Expenses and other liabilities                           $     10,746             $    156,558
                                                                 ------------             ------------
                      TOTAL LIABILITIES                          $ 25,452,046             $ 18,107,195
                                                                 ------------             ------------
Preferred stock, par value $.01 per share,
1,000,000 shares authorized;no shares issued
and outstanding                                                  $         --             $         --
Common stock, par value $.01 per share,
20,000,000 shares authorized;1,165,370 and 1,145,070
shares issued and outstanding, respectively                      $     11,654             $     11,451
Additional paid-in capital                                       $ 11,549,700             $ 11,346,903
Accumulated deficit                                              $ (1,828,097)            $ (1,223,787)
Unrealized loss on securities available for sale                 $         --             $         --
                                                                 ------------             ------------
TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                            $  9,733,257             $ 10,134,567
                                                                 ------------             ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 35,185,303             $ 28,241,762
                                                                 ============             ============

CONSOLIDATED STATEMENTS OF OPERATIONS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
         (Unaudited)


                                                                    Three months ended June 30,
                                                                    2000                   1999
                                                                -----------             ---------
INTEREST INCOME
   Interest and fees on loans                                   $   405,657             $      --
   Interest on securities and other                             $    55,189             $      --
   Interest on federal funds sold                               $   176,252             $      --
   Interest other                                               $        --             $  55,480
                                                                -----------             ---------
                          TOTAL INTEREST INCOME                 $   637,098             $  55,480
                                                                -----------             ---------
INTEREST EXPENSE
   Interest on deposits                                         $   278,446             $      --
   Interest on other borrowings                                 $        --             $  11,209
                                                                -----------             ---------
                          TOTAL INTEREST EXPENSE                $   278,446             $  11,209
                                                                -----------             ---------

                          NET INTEREST INCOME (LOSS)            $   358,652             $  44,271

Provision for loan losses                                       $   (86,220)            $      --
                                                                -----------             ---------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                           $   272,432             $  44,271

NON-INTEREST INCOME
   Service charges, commissions and fees                        $     8,837             $      --

NON-INTEREST EXPENSES
   Salaries and employee benefits                               $   291,863             $ 169,061
   Occupancy expenses                                           $    46,100             $  39,899
   Equipment rental, depreciation & maintenance                 $    47,276             $      --
   General operating                                            $   190,900             $  77,750
                                                                -----------             ---------
                        TOTAL NON-INTEREST EXPENSES             $   576,139             $ 286,710
                                                                -----------             ---------
                        LOSS BEFORE INCOME TAXES                $  (294,870)            $(242,439)

INCOME TAXES                                                    $        --             $      --
                                                                -----------             ---------
                       NET LOSS                                 $  (294,870)            $(242,439)
                                                                ===========             =========

NET LOSS PER SHARE                                              $     (0.25)            $  (13.47)
                                                                ===========             =========

AVERAGE SHARES OUTSTANDING                                        1,165,370                18,000
                                                                ===========             =========

CONSOLIDATED STATEMENTS OF OPERATIONS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
         (Unaudited)

                                                                     Six months ended June 30,
                                                                    2000                   1999
                                                                -----------             ---------
INTEREST INCOME
   Interest and fees on loans                                   $   589,136             $      --
   Interest on securities and other                             $   110,040             $      --
   Interest on federal funds sold                               $   397,441             $      --
   Interest other                                               $    14,482             $  56,391
                                                                -----------             ---------
                          TOTAL INTEREST INCOME                 $ 1,111,099             $  56,391
                                                                -----------             ---------

INTEREST EXPENSE
   Interest on deposits                                         $   527,450             $      --
   Interest on other borrowings                                 $        --             $  15,985
                                                                -----------             ---------
                          TOTAL INTEREST EXPENSE                $   527,450             $  15,985
                                                                -----------             ---------

                          NET INTEREST INCOME (LOSS)            $   583,649             $  40,406

Provision for loan losses                                       $  (119,971)            $      --
                                                                -----------             ---------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                           $   463,678             $  40,406

NON-INTEREST INCOME
   Service charges, commissions and fees                        $    15,056             $      --

NON-INTEREST EXPENSES
   Salaries and employee benefits                               $   570,860             $ 237,914
   Occupancy expenses                                           $   100,397             $  68,985
   Equipment rental, depreciation & maintenance                 $    89,654             $      --
   General operating                                            $   322,133             $  93,963
                                                                -----------             ---------
                        TOTAL NON-INTEREST EXPENSES             $ 1,083,044             $ 400,862
                                                                -----------             ---------
                        LOSS BEFORE INCOME TAXES                $  (604,310)            $(360,456)

INCOME TAXES                                                    $        --             $      --
                                                                -----------             ---------
                        NET LOSS                                $  (604,310)            $(360,456)
                                                                ===========             =========

NET LOSS PER SHARE                                              $     (0.52)            $  (27.79)
                                                                ===========             =========

AVERAGE SHARES OUTSTANDING                                        1,163,973                12,973
                                                                ===========             =========

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY


                                                                                    Six months ended June 30,
                                                                                   2000                    1999
                                                                               -------------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                     $   (604,310)            $(360,456)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                             $     83,309             $     194
      Provision for loan losses                                                $    119,156             $      --
      Net securities amortization and accretion                                $     (5,740)            $      --
      (Increase) Decrease in accrued interest receivable                       $   (100,570)
      (Increase) Decrease in other assets                                      $    (25,507)            $ (78,679)
      Increase (Decrease) in accrued interest payable                          $      9,932
      Increase (Decrease) in accrued expenses and other liabilities            $   (145,813)            $  30,688
                                                                               ------------             ---------

          Total adjustments                                                    $    (65,233)            $ (47,797)
                                                                               ------------             ---------

NET CASH USED IN OPERATING ACTIVITIES                                          $   (669,543)            $(408,253)
                                                                               ------------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                                        $(17,314,920)
  Purchase of securities available for sale                                    $         --
  Maturity of securities available for sale                                    $         --
  Purchase of premises and equipment                                           $   (132,001)            $(432,511)
                                                                               ------------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                          $(17,446,921)            $(432,511)
                                                                               ------------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                   $    203,000             $  90,000
  Increase in deposits                                                         $  7,480,729             $      --
  Borrowings on loans payable                                                  $         --             $ 800,000
  Repayments on organizers advances                                            $         --             $ (10,000)
                                                                               ------------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      $  7,683,729             $ 880,000
                                                                               ------------             ---------

NET INCREASE (DECREASE) IN CASH                                                $(10,432,733)            $  39,236
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period                                                            $ 18,295,344             $ 115,057
                                                                               ------------             ---------

End of period                                                                  $  7,862,611             $ 154,293
                                                                               ============             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                       $    517,518             $  60,606
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

Asset Quality,

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

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Citizens National Bank's liquidity position was initially established through Citizens Bancshares' purchase of $9,700,000 of the common stock of Citizens National Bank. As Citizens National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Citizens National Bank had deposits of $27,426,049 at June 30, 2000. Below are the pertinent liquidity balances and ratios at June 30, 2000.

                                                                         At
                                                                  June 30, 2000
                                                                  -------------
         Cash and cash equivalents............................     $ 9,860,559
         Securities available for sale........................     $    50,760
         CDs over $100,000 to total deposits ratio............            48.9%
         Loan to deposit ratio................................            78.9%

         Cash and cash equivalents are the primary source of liquidity. At June 30, 2000, cash and cash equivalents amounted to $9.9 million, representing 28.0% of total assets. This represents a decrease of approximately $10.4 million in cash and cash equivalents from December 31, 1999, resulting primarily from an increased volume of loans originated by Citizens National Bank, particularly during the second quarter of 2000. Securities available for sale provide a secondary source of liquidity. None of the $1.0 million in Citizens National Bank's securities portfolio is scheduled to mature in 2000.

         At June 30, 2000, large denomination certificates accounted for 48.9% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Citizens National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Citizens National Bank customers residing in Collier County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Collier County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative perpetual preferred stock and any related surplus and minority interest in the equity accounts of consolidated subsidiaries. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock:

         Banks are required to maintain a minimum risk-based capital ratio of 8.0% , with at least 4.0% consisting of Tier 1 capital.

         The second measure of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital into average total assets. The OCC has established a 4.0% minimum leverage ratio requirement for all banks that are not rated CAMELS 1.

         The table below illustrates Citizens National Bank's and Citizen Bancshares' regulatory capital ratios at June 30, 2000:


                                                                                                 MINIMUM
                                                                           JUNE 30,            REGULATORY
         CITIZENS NATIONAL BANK                                              2000              REQUIREMENT
         ----------------------                                            --------            -----------
         Tier 1 Capital.................................................    34.83 %               4.00 %
             Total risk-based capital ratio.............................    35.49 %               8.00 %
         Leverage ratio.................................................    23.15 %               4.00 %

         CITIZENS BANCSHARES - CONSOLIDATED
         ----------------------------------
         Tier 1 Capital.................................................    43.06 %               4.00 %
             Total risk-based capital ratio.............................    43.71 %               8.00 %
         Leverage ratio.................................................    29.13 %               4.00 %

         The above ratios indicate that the capital positions of Citizens Bancshares and Citizens National Bank are sound and that Citizens Bancshares is well positioned for future growth.

                              Results of Operations

         Since Citizens National Bank did not begin operations until the third quarter of 1999, a comparison of the company's results of operations for the quarter ended June 30, 1999 to those for the quarter ended June 30, 2000 would not be meaningful. This discussion will therefore concentrate on results of operations for the quarter ended June 30, 2000.

         Net income (loss) for the quarter ended June 30, 2000 amounted to $(294,870), or $(.25) per share. The following is a brief discussion of the more significant components of net income:

         (a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the quarter ended June 30, 2000.


                        Interest                                                   Interest
                     Earning Assets/                             Average            Income/          Yield/
                   Bearing Liabilities                           Balance             Cost             Cost
                   -------------------                        ------------      --------------       ------
                   Federal funds sold......................   $ 11,269,132      $      176,252        6.34%
                   Securities..............................   $  3,369,153      $       55,189        6.64%
                   Loans...................................   $ 15,477,255      $      405,657       10.63%
                                                              ------------      --------------       ------
                             Total.........................   $ 30,115,540      $      637,098        8.58%
                   Deposits................................   $ 25,401,656      $      303,771        4.85%
                   Net interest income.....................                     $      333,329        3.73%
                   Net yield on earning assets.............                                           4.49%

         (b) At December 31, 1999, the allowance for loan losses amounted to $26,885. During the quarter ended June 30, 2000, an additional $86,220 was provided to the allowance for loan losses. There has been one charge-off of $815.05 since the opening of Citizens National Bank. As of June 30, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $8,837, or an annualized 0.11% of average assets, for the quarter ended June 30, 2000.

         (d) Non-interest expense for the quarter ended June 30, 2000 amounted to $576,139. As a percent of total average assets, non-interest expense amounted to 6.95 %. The components of non-interest expense for the quarter ended June 30, 2000 are set forth below:


                   Salaries and benefits............................................    $291,863
                   Occupancy expenses...............................................      46,100
                   Equipment rentals, depreciation and maintenance..................      47,276
                   General operating expenses.......................................     190,900
                                                                                        --------
                            Total non-interest expense..............................    $576,139
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

             Exhibit No.  Description

                 27       Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 7, 2000                     By: /s/  Michael L. McMullan
                                             ----------------------------------
                                             Michael L. McMullan, Chief
                                             Executive Officer


Date: August 7, 2000                     By: /s/  Thomas M. Whelan
                                             -----------------------------------
                                             Thomas M. Whelan, Chief Executive
                                             Officer(principal financial and
                                             accounting officer)