Form 10QSB
period 2000-09-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2000-11-07
CIK 1082368

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                              Commission File Number:
    September 30, 2000                                                333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Florida                                              59-3535315
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                              Identification No.)


3411 Tamiami Trail North, Suite 200, Naples, Florida              34103
----------------------------------------------------            ----------
       (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number:                 941-643-4646
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
                  Yes [X]                               No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $0.01 per value                             1,165,370
-----------------------------                ----------------------------------
            Class                            Outstanding as of October 31, 2000


Transitional Small Business Disclosure Format:

                  Yes [ ]                               No [X]




===============================================================================

                        PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

CONSOLIDATED BALANCE SHEETS

CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY


                                                           September 30,      December 31,
                                                                2000               1999
                                                           ------------       ------------
                                                            (Unaudited)

                     ASSETS

Cash & due from banks                                      $  1,026,370       $  2,529,344

Federal funds sold                                            5,558,000         15,766,000
                                                           ------------       ------------
      Total cash and cash equivalents                         6,584,370         18,295,344
                                                           ------------       ------------

Interest-bearing deposits in banks                            2,000,000          2,000,000

Securities available for sale                                    50,760             50,760

Securities held to maturity                                     996,492            987,915

Loans                                                        27,251,391          4,334,141

Less: allowance for loan losses                                (173,547)           (26,885)
                                                           ------------       ------------
      Net loans                                              27,077,844          4,307,256
                                                           ------------       ------------

Restricted securities, Federal Home Loan Bank and
Federal Reserve Bank Stock, at cost                             326,600            326,600

Premises and equipment, net                                   2,186,437          2,170,140

Accrued interest receivable                                     156,422             51,723

Other assets                                                    104,977             52,024
                                                           ------------       ------------
                           TOTAL ASSETS                    $ 39,483,902       $ 28,241,762
                                                           ============       ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

Non-interest bearing                                       $  3,515,950       $  1,591,318

Interest bearing                                             26,488,724         16,356,053
                                                           ------------       ------------
      Total deposits                                         30,004,674         17,947,371

Accrued interest                                                 19,917              3,266

Accrued Expenses and other liabilities                           19,095            156,558
                                                           ------------       ------------
                           TOTAL LIABILITIES                 30,043,686         18,107,195
                                                           ------------       ------------

Preferred stock, par value $.01 per share,
1,000,000 shares authorized; no shares issued
and outstanding                                                      --                 --

Common stock, par value $.01 per share,
20,000,000 shares authorized; 1,165,370 and 1,145,070
shares issued and outstanding, respectively                      11,654             11,451

Additional paid-in capital                                   11,549,700         11,346,903

Accumulated deficit                                          (2,121,138)        (1,223,787)

Unrealized loss on securities available for sale                     --                 --
                                                           ------------       ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          9,440,216         10,134,567
                                                           ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 39,483,902       $ 28,241,762
                                                           ============       ============

CONSOLIDATED STATEMENTS OF OPERATIONS

CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

(Unaudited)


                                                      Three months ended
                                                         September 30,
                                                      2000           1999
                                                   -----------     ---------

INTEREST INCOME
   Interest and fees on loans                      $   594,997     $   5,173
   Interest on securities and other                     54,980            --
   Interest on federal funds sold                       96,351        42,765

   Interest other                                           --        21,903
                                                   -----------     ---------
                    TOTAL INTEREST INCOME              746,328        69,841
                                                   -----------     ---------

INTEREST EXPENSE
   Interest on deposits                                367,147         7,430
   Interest on other borrowings                             --         3,095
                                                   -----------     ---------
                    TOTAL INTEREST EXPENSE             367,147        10,525
                                                   -----------     ---------

                    NET INTEREST INCOME (LOSS)         379,181        59,316

Provision for loan losses                              (29,211)       (2,571)
                                                   -----------     ---------
NET INTEREST INCOME (LOSS) AFTER PROVISION
   FOR LOAN LOSSES                                     349,970        56,745

NON-INTEREST INCOME
   Service charges, commissions and fees                11,721           638


NON-INTEREST EXPENSES
   Salaries and employee benefits                      315,592       264,435
   Occupancy expenses                                   63,629        61,601
   Equipment rental, depreciation & maintenance         55,281            --
   General operating                                   220,230        94,949
                                                   -----------     ---------
                  TOTAL NON-INTEREST EXPENSES          654,732       420,985
                                                   -----------     ---------

                  LOSS BEFORE INCOME TAXES            (293,041)     (363,602)

INCOME TAXES                                                --            --
                                                   -----------     ---------

                  NET LOSS                         $  (293,041)    $(363,602)
                                                   ===========     =========

NET LOSS PER SHARE                                 $     (0.25)    $   (0.73)
                                                   ===========     =========

AVERAGE SHARES OUTSTANDING                           1,165,370       500,874
                                                   ===========     =========

CONSOLIDATED STATEMENTS OF OPERATIONS

CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

(Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                        2000             1999
                                                    -----------       ---------

INTEREST INCOME

   Interest and fees on loans                       $ 1,184,133       $   5,173

   Interest on securities and other                     165,020              --

   Interest on federal funds sold                       493,792          42,765

   Interest other                                        14,482          78,293
                                                    -----------       ---------
                    TOTAL INTEREST INCOME             1,857,427         126,231
                                                    -----------       ---------

INTEREST EXPENSE

   Interest on deposits                                 894,597           7,430

   Interest on other borrowings                              --          19,080
                                                    -----------       ---------
                    TOTAL INTEREST EXPENSE              894,597          26,510
                                                    -----------       ---------

                    NET INTEREST INCOME (LOSS)          962,830          99,721

Provision for loan losses                              (149,182)         (2,571)
                                                    -----------       ---------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                   813,648          97,150

NON-INTEREST INCOME

   Service charges, commissions and fees                 26,777             638

NON-INTEREST EXPENSES

   Salaries and employee benefits                       886,452         502,349

   Occupancy expenses                                   100,397          37,450

   Equipment rental, depreciation & maintenance         208,564          93,135

   General operating                                    542,363         188,912
                                                    -----------       ---------
                    TOTAL NON-INTEREST EXPENSES       1,737,776         821,846
                                                    -----------       ---------
                    LOSS BEFORE INCOME TAXES           (897,351)       (724,058)

INCOME TAXES                                                 --              --
                                                    -----------       ---------
                    NET LOSS                        $  (897,351)      $(724,058)
                                                    ===========       =========

NET LOSS PER SHARE                                  $     (0.77)      $   (4.08)
                                                    ===========       =========

AVERAGE SHARES OUTSTANDING                            1,164,123         177,394
                                                    ===========       =========


CONSOLIDATED STATEMENTS OF CASH FLOWS

CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY


                                                                       Nine months ended September 30,
                                                                            2000            1999
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                             $   (897,351)    $   (724,058)

  Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                          129,820            9,129

      Provision for loan losses                                             146,662            2,571

      Net securities amortization and accretion                              (8,578)              --

      (Increase) Decrease in accrued interest receivable                   (104,698)

      (Increase) Decrease in other assets                                   (52,955)           9,409

      Increase (Decrease) in accrued interest payable                        16,651

      Increase (Decrease) in accrued expenses and other liabilities        (137,465)          70,268
                                                                       ------------     ------------

          Total adjustments                                                 (10,563)          91,377
                                                                       ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                      (907,914)        (632,681)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                                 (22,917,247)        (833,697)

  Purchase of securities available for sale                                      --         (291,000)

  Maturity of securities available for sale                                      --

  Purchase of premises and equipment                                       (146,116)        (607,207)
                                                                       ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (23,063,363)        (607,207)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from issuance of common stock                                203,000       10,773,353

  Increase in deposits                                                   12,057,301        2,965,426

  Borrowings on loans payable                                                    --        1,100,000

  Payments on loans payable                                                      --       (2,600,000)

  Repayments on organizers advances                                              --          (10,000)
                                                                       ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                12,260,301       12,228,779
                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH                                         (11,710,974)       9,864,194
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period                                                      18,295,344          115,057
                                                                       ------------     ------------

End of period                                                          $  6,584,370     $  9,979,251
                                                                       ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                               $    877,946     $    108,894
                                                                       ============     ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of Citizens Bancshares of Southwest Florida, Inc. should be read in conjunction with the consolidated financial statements included elsewhere herein.

         Citizens Bancshares was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida, a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Citizens Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

         The third full quarter of consolidated operations ended September 30, 2000 and is not comparable to the same quarter of 1999 due to the significant change in the operation of Citizens Bancshares represented by the opening of Citizens National Bank.


                              Financial Condition


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

         Principal banking operations commenced on August 24, 1999, and management has not identified any non-performing assets. Additions to the allowance for loan losses are made monthly to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision will generally be determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Citizens National Bank's liquidity position was initially established through Citizens Bancshares' purchase of $9,700,000 of the common stock of Citizens National Bank. As Citizens National Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Citizens National Bank had deposits of $32,172,324 at September 30, 2000. Below are the pertinent liquidity balances and ratios at June 30, 2000.


                                                          At
                                                     September 30,
                                                         2000
                                                     -------------

         Cash and cash equivalents .................  $6,584,370
         Securities available for sale .............  $   50,760
         CDs over $100,000 to total deposits ratio..        37.9%
         Loan to deposit ratio .....................        85.1%


         Cash and cash equivalents are the primary source of liquidity. At September 30, 2000, cash and cash equivalents amounted to $6.6 million, representing 16.6% of total bank assets. Securities available for sale provide a secondary source of liquidity. None of the approximately $1.0 million in Citizens National Bank's securities portfolio is scheduled to mature in 2000. The bank has established lines of credit totaling $3,000,000 with correspondent banks as another secondary source of liquidity.

         At September 30, 2000, large denomination certificates accounted for 47.9% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDS and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on Citizens National Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Citizens National Bank customers residing in Collier County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Collier County, as outside depositors are generally considered to be more likely to be interest rate sensitive.

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

         The table below illustrates Citizens National Bank's and Citizen Bancshares' regulatory capital ratios at September 30, 2000:

                                                                  MINIMUM
                                                   SEPT 30,     REGULATORY
                                                     2000       REQUIREMENT
                                                   --------     -----------
         CITIZENS NATIONAL BANK

         Tier 1 Capital ......................      27.98%         4.00%
             Total risk-based capital ratio ..      28.63%         8.00%
         Leverage ratio ......................      19.70%         4.00%


         CITIZENS BANCSHARES - CONSOLIDATED

         Tier 1 Capital ......................      35.06%         4.00%
             Total risk-based capital ratio ..      35.70%         8.00%
         Leverage ratio ......................      25.06%         4.00%


         The above ratios indicate that the capital positions of Citizens Bancshares and Citizens National Bank are sound and that Citizens Bancshares is well positioned for future growth.

                             Results of Operations

         Since Citizens National Bank did not begin operations until the third quarter of 1999, a comparison of the company's results of operations for the quarter ended September 30, 1999 to those for the quarter ended September 30, 2000 would not be meaningful. This discussion will therefore concentrate on results of operations for the quarter ended September 30, 2000.

         Net loss for the quarter ended September 30, 2000 amounted to $(293,041), or $(.25) per share. The following is a brief discussion of the more significant components of net income:

         (a) Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table sets forth the main components of interest earning assets and interest bearing liabilities for the quarter ended September 30, 2000.

               Interest                                    Interest
           Earning Assets/                 Average          Income/      Yield/
         Bearing Liabilities               Balance           Cost         Cost
         -------------------             -----------       --------       ----

         Federal funds sold ...........  $ 5,882,435       $ 96,351       6.50%
         Securities ...................  $ 3,372,001       $ 54,980       6.47%
         Loans ........................  $24,889,067       $594,997       9.48%
                                         -----------       --------       ----
               Total ..................  $34,143,503       $746,328       8.67%
         Deposits .....................  $29,859,958       $386,849       5.14%
         Net interest income ..........                    $359,479       3.53%
         Net yield on earning assets ..                                   4.18%


         (b) At December 31, 1999, the allowance for loan losses amounted to $26,885. During the quarter ended September 30, 2000, an additional $29,211 was provided to the allowance for loan losses. There have been three charge-offs totaling $2,520 since the opening of Citizens National Bank. As of September 30, 2000, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         (c) Non-interest income, which consists primarily of service fees on deposit accounts and other miscellaneous fees, amounted to $11,721, or an annualized 0.12% of average assets, for the quarter ended September 30, 2000.

         (d) Non-interest expense for the quarter ended September 30, 2000 amounted to $654,732. As a percent of total average assets, non-interest expense amounted to 6.94 %. The components of non-interest expense for the quarter ended September 30, 2000 are set forth below:

                  Salaries and benefits ........................... $315,592
                  Occupancy expenses ..............................   63,629
                  Equipment rentals, depreciation and maintenance..   55,281
                  General operating expenses ......................  220,230
                                                                    --------
                           Total non-interest expense ............. $654,732
                                                                    --------

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

             Exhibit No.     Description

                 27          Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 23, 2000                      By: /s/ Michael L. McMullan
                                                -------------------------------
                                                    Michael L. McMullan,
                                                    Chief Executive Officer


Date: October 23, 2000                      By: /s/ Thomas M. Whelan
                                                -------------------------------
                                                    Thomas M. Whelan,
                                                    Executive Vice President
                                                    (principal financial and
                                                    accounting officer)