Form 10QSB/A
period 2000-06-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2000-11-28
CIK 1082368

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A-1
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

                Yes [ ]                               No [X]


================================================================================

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 27, 2000, Citizens Bancshares of Southwest Florida held its annual meeting of shareholders. At the meeting, Stanley Hole, LaVonne Johnson, and Dr. Luc Mazzini were elected as Class I Directors to two year terms. Michael McMullan, John James, and Bernard Turner were elected as Class II Directors to three year terms.

The following individuals will continue to serve as Directors until their respective terms expire: Polly M Rogers, Joe B. Cox, Earl L. Frye, and Lorenzo Walker.

Shareholders also approved the 1999 Stock Option Plan.

There were no other matters submitted to a vote of the security holders during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 24, 2000         By: /s/ Michael L. McMullan
                                    --------------------------------------------
                                    Michael L. McMullan, Chief Executive Officer


Date: November 24, 2000         By: /s/ Thomas M. Whelan
                                    --------------------------------------------
                                    Thomas M. Whelan, Chief Executive Officer
                                    (principal financial and accounting officer)