Form 10KSB40
period 2000-12-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2001-03-27
CIK 1082368

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            -----------------------

                                  FORM 10-KSB
                            -----------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31,2000
               ------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 2000: $2,717,297

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (945,934 shares) on March 1, 2001, was $9,454,000. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2001: 1,165,370 shares of $.01 par value common stock.

Documents Incorporated by Reference:

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2001 is incorporated by reference in answer to Part III of this report.

Transitional Small Business Disclosure Format (check one)
Yes [_]   No  [X]

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of Citizens Bancshares, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, Citizens Bancshares' financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. Citizens Bancshares does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

          Citizens Bancshares of Southwest Florida, Inc. (the "Company")was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (the "Bank"), a national banking association then in organization. Citizens Bancshares was incorporated as a mechanism to enhance Citizens National Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of Citizens Bancshares' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Citizens National Bank's growth is such that this minimum ratio is not maintained, Citizens Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Citizens National Bank and otherwise raise capital in a manner which is unavailable to Citizens National Bank under existing banking regulations.

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

          Citizens National Bank of Southwest Florida is a full service commercial bank with full trust powers. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Citizens National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

          On April 18, 2000, Citizens Capital Management was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National Bank of Southwest Florida. Citizens Capital Management applied with the OCC and was approved to conduct fiduciary responsibilities on August 23, 2000. CCM offers investment management, trust administration, estate planning, and financial planning services.

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

          Financial institutions compete with one another primarily for deposits and loans. Citizens National Bank's deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the offering of unique financial services products. The Bank competes with financial institutions which have much greater financial resources than Citizens National Bank, and which may be able to offer more and unique services and possibly better terms to their customers.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          The following is a presentation of the average consolidated balance sheets of the Company for the year ended December 31, 2000 and for the period from August 24, 1999 (the date the Company commenced its banking operations) through December 31, 1999. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

                                                  YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  2000               1999
                                                  ----               ----
ASSETS
------
Cash and Due from Banks                           $ 2,691,050   $  268,301
                                                  -----------   ----------

Federal Funds Sold                                 10,576,601    4,599,417
Other Investments                                   3,506,353    2,673,804
Loans                                              19,302,050      586,643
                                                  -----------   ----------

Total Earning Assets                               33,385,004    7,859,864
                                                  -----------   ----------

Other Assets                                        2,719,503    1,768,243
                                                  -----------   ----------

Total Assets                                      $38,795,557   $9,896,408
                                                  ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-Interest Bearing Deposits                     $ 3,002,190   $  381,649
Savings Deposits                                      511,591      176,354
Time Deposits                                      19,069,581    2,389,106
Other Interest Bearing Deposits                     6,298,119      605,428
Other Borrowings                                            0    1,252,691
Other Liabilities                                      82,667        7,677
                                                  -----------   ----------

Total Liabilities                                  28,964,148    4,812,905

Stockholders' Equity                                9,831,409    5,083,503
                                                  -----------   ----------

Total Liabilities and Stockholders' Equity        $38,795,557   $9,896,408
                                                  ===========   ==========

The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2000 and 1999 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities. Yield calculations for 1999 have been annualized to portray results of a full fiscal year.


2000

ASSETS                             AVERAGE AMOUNT  INTEREST EARNED AVERAGE YIELD
------                             --------------  ---------------  ------------

Federal Funds Sold                    $10,576,601       $  651,339      6.16%
Other Investments                       3,506,353          242,289      6.91%
Loans                                  19,302,050        1,779,649      9.22%
                                      -----------       ----------      ----
Total Earning Assets                  $33,385,004       $2,673,277      8.01%
                                      ===========       ==========      ====

LIABILITIES                        AVERAGE AMOUNT    INTEREST PAID AVERAGE YIELD
-----------                        --------------    ------------- -------------

Savings Deposits                      $   511,591       $   15,975      3.12%
Time Deposits                          19,069,581        1,142,280      5.99%
Other Interest Bearing Deposits         6,298,119          226,287      3.59%
Other Borrowings                                0                0
                                      -----------       ----------      ----

Total Interest Bearing Liabilities    $25,879,291       $1,384,542      5.35%
                                      ===========       ==========      ====


1999

ASSETS                             AVERAGE AMOUNT  INTEREST EARNED AVERAGE YIELD
------                             --------------  --------------- -------------

Federal Funds Sold                    $ 4,599,417       $  236,870      5.15%
Other Investments                       2,673,804          123,763      4.63%
Loans                                     586,643           65,528     11.17%
                                      -----------       ----------     -----
Total Earning Assets                  $ 7,859,864       $  426,161      5.42%
                                      ===========       ==========     =====


LIABILITIES                        AVERAGE AMOUNT    INTEREST PAID AVERAGE YIELD
-----------                        --------------    ------------- -------------
Savings Deposits                      $   176,354       $    5,079      2.88%
Time Deposits                           2,389,106          140,867      5.90%
Other Interest Bearing Deposits           605,428           16,846      2.78%
Other Borrowings                        1,252,691           19,060      1.52%
                                      -----------       ----------      ----

Total Interest Bearing Liabilities    $ 4,423,579       $  181,852      4.11%
                                      ===========       ==========      ====

     For purposes of these analyses, non-accruing loans, if any, are included in the average balances and tax exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Loan fees included in interest earned are not material to the presentation.


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume. As results for 1999 only comprise four months of operations, the analysis has been adjusted to reflect annualized results for that year.

                            YEAR ENDED DECEMBER 31,
                             2000 COMPARED TO 1999
                          INCREASE (DECREASE) DUE TO


                                   VOLUME         RATE        CHANGE
                                 -----------   ---------   -----------

Interest earned on:
 Federal Funds Sold               $  307,825   $ 106,644    $  414,469
 Investments                          53,634      64,892       118,526
 Loans                             2,090,689    (376,568)    1,714,121
                                  ----------   ---------    ----------

 Total interest income             2,452,148    (205,032)    2,247,116
                                  ----------   ---------    ----------

Interest paid on:
 Savings Deposits                      9,655       1,241        10,896
 Time Deposits                       886,275     115,159     1,001,433
 Other Interest Bearing              158,257      51,184       209,441
 Other Borrowings                    (19,080)          0       (19,080)
                                  ----------   ---------    ----------

 Total interest expense            1,035,107     167,584     1,202,690
                                  ----------   ---------    ----------

Change in Net interest income     $1,417,041   $(372,616)   $1,044,426
                                  ==========   =========    ==========

LOAN PORTFOLIO

   The Company engages, through the Bank, in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

   The Company's commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limit and are potential deposit customers. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. A majority of the commercial loans are secured by real estate mortgages. The Company's real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

   The Company's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

   The Company has a correspondent relationship with the several banks, whereby the Company solicits the sale and purchase of loan participations. Participations purchased are entered into using the same underwriting criteria that would be applied if the Company had originated the loan. This would include credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent to the credit files maintained by the Company on its own customers.

The following is an analysis of maturities of loans as of December 31, 2000:


                                                 DUE IN           DUE IN          DUE AFTER
TYPE OF LOAN                                1 YEAR OR LESS     1 TO 5 YEARS        5 YEARS           TOTAL
------------                                --------------     ------------     ------------      -------------
Commercial, financial and agricultural       $ 6,347,102       $ 3,051,877      $  1,765,194      $ 11,164,173
Commercial real estate                         1,400,000         3,530,735         4,447,580         9,378,315
Residential real estate                        1,386,555           165,813         9,054,320        10,606,688
Consumer loans                                    38,733           668,051         1,143,616         1,850,400
                                             -----------       -----------      ------------      ------------

Total                                        $ 9,172,390       $ 7,416,476      $ 16,410,710      $ 32,999,576
                                             ===========       ===========      ============      ============

   The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2000 and 1999.



TYPE OF LOAN                                            DECEMBER 31,
                                                --------------------------
                                                    2000            1999
                                                    ----            ----

Commercial, financial and agricultural.......   $11,164,173     $  834,523
Commercial real estate.......................     9,378,315      1,161,122
Residential real estate......................    10,606,688      1,767,757
Consumer loans...............................     1,850,400        570,739
                                                -----------     ----------

Subtotal.....................................    32,999,576      4,334,141

Allowance for
possible loan losses.........................       281,067         26,885
Unearned income and deferred loan fees.......        45,322              0
                                                -----------     ----------

Net loans....................................   $32,673,187     $4,307,256
                                                ===========     ==========


   The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.



   At December 31, 2000, the amount of loans due after one year with predetermined interest rates totaled approximately $8,958,451 while the amount of loans due after one year with floating interest rates totaled approximately $14,868,735.

   Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

   At December 31, 2000 and 1999, there were no loans which were accounted for on a non-accrual basis, no loans which were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt re-structurings.

SUMMARY OF LOAN LOSS EXPERIENCE

   An analysis of the Company's allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2000 and 1999.


TYPE OF LOAN                                                   2000                 1999
------------                                                   ----                 ----
Balance at beginning of period                              $ 26,885               $     0

Charge-offs:
Consumer                                                       2,520                     0
Commercial                                                         0                     0
Residential                                                        0                     0


Recoveries:
Consumer                                                       1,000                     0
 Commercial                                                        0                     0
 Residential                                                       0                     0

Net charge-offs                                                1,520                     0

Provision for losses charged to operations                   255,702                26,885
                                                            --------               -------

Balance at end of period                                    $281,067               $26,885
                                                            ========               =======

ASSET QUALITY RATIOS:
---------------------

Net charge-offs during the period to average loans
 outstanding during the period                                  0.01%                    0%

Allowance for loan losses to total loans                        0.86%                 0.62%

Allowance for loan losses to
      non-performing assets                           Not Applicable        Not Applicable

Non-performing loans to total loans                                0%                    0%

Non-performing assets to total assets                              0%                    0%

At December 31, 2000 and 1999 the allowance for possible loan losses was generally allocated as follows:

                                       2000                         1999
                                -------------------------    -------------------------
                                             PERCENT OF                   PERCENT OF
                                            LOANS IN EACH                LOANS IN EACH
                                             CATEGORY TO                  CATEGORY TO
                                AMOUNT       TOTAL LOANS      AMOUNT      TOTAL LOANS
                               --------------------------    -------------------------
Commercial, financial
 and agricultural              $143,820        33.8%         $ 5,057         19.2%

Commercial real estate           70,338        28.4%           8,708         26.8%

Residential real estate          53,033        32.2%           8,839         40.8%

Consumer                         13,876         5.6%           4,281         13.2%
                               --------       -----          -------        -----

Total                          $281,067       100.0%         $26,885        100.0%
                               ========       =====          =======        =====


     Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

     The allowance for loan losses is established based upon management's evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, local and national economic conditions, and other factors.


INVESTMENTS

     The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The Bank enters into Federal Funds transactions with its principal correspondent banks, and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to other banks.

The following table presents, at December 31, 2000 and 1999, the carrying value of the Company's investments:


                                                      DECEMBER 31,
                                                ----------------------
INVESTMENT CATEGORY                                2000        1999
-------------------                             ----------  ----------

Obligations of U.S. Treasury and other
  U.S. Government Agencies                      $1,024,394  $  987,915
State and political subdivisions                         0           0
Restricted securities, FHLB                        377,360     377,360
 Federal Reserve Bank Stock, at cost            ----------  ----------

Total                                           $1,401,754  $1,365,275
                                                ==========  ==========

     The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2000:



                                             AMOUNT      WEIGHTED AVERAGE YIELD
                                             ------      -----------------------

Obligations of U.S. Treasury
and other U.S. Government Agencies:
         0 - 1 Yr                          $  999,394             6.16%
         Over 10 Yrs                           25,000             5.50%
Other securities:
         No stated maturity                   377,360             6.00%
                                           ----------             ----

Total                                      $1,401,754             6.11%
                                           ==========             ====

The weighted average yields for tax exempt securities, if applicable, are computed on a tax equivalent basis.

DEPOSITS

     The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts with limited transactions, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market areas, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

     The following table presents, for the years ended December 31, 2000 and 1999, the average amount of and average rate paid on each of the following deposit categories. Average rates paid calculations for 1999 have been annualized to portray results of a full fiscal year.


DEPOSIT CATEGORY                        AVERAGE AMOUNT        AVERAGE RATE PAID
----------------                  -------------------------   -----------------
                                     2000           1999        2000      1999
                                     ----           ----        ----      ----
Non-interest-bearing
 demand deposits                  $ 3,002,190    $  381,649      N/A       N/A

Savings deposits                  $   511,591    $  176,354     3.12%     2.88%

Time deposits                     $17,410,719    $2,389,106     6.56%     5.90%

Other interest bearing deposits   $ 6,298,119       605,428     3.59%     2.78%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2000:


                                     TIME CERTIFICATES
                                        OF DEPOSITS
                                     -----------------

     3 months of less                    $1,923,784
     4 - 6 months                         4,713,792
     7 -12 months                         6,166,614
     Over 12 months                       1,700,208
                                        -----------

     Total                              $14,504,398



RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2000 and 1999 (annualized) were as follows:


                                            2000      1999
                                            ----      ----
Return on Average Assets..............     (3.41)%   (5.20)%
Return on Average Equity..............    (12.86)%  (12.70)%
Average Equity to Average Assets Ratio     26.48 %   41.30 %


ASSET/LIABILITY MANAGEMENT

     It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

     The Bank's asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Sensitivity," in the Company's 2000 Annual Report for an analysis of rate sensitive assets and liabilities.


CORRESPONDENT BANKING

     Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Bank is required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline, and liquidity loan participations and sales of loans to or participations with correspondent banks.

     The Bank is involved in loan participations to correspondent banks with respect to loans that exceed the Bank's lending limits. Management of the Bank has established correspondent relationships with the Independent Bankers Bank of Florida, Orlando, Florida, SunTrust Bank, Central Florida, N.A., Busey Bank FSB Florida, Marine National Bank, Edison National Bank, Florida Community Bank, Bank of Naples, Village Banc, and Old Florida Bank.

EMPLOYEES

     At December 31, 2000, the Company employed 23 persons full-time and 1 person part-time, including 16 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

MONETARY POLICIES

     The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

SUPERVISION AND REGULATION

     Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

     Bank Holding Company Regulation. The Company is deemed a bank holding company and a member of the Federal Reserve System under the Bank Holding Company Act. As such, the Company is subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Bank Holding Company Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank,
(ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

     The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

     Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act. Under the terms of the Community Reinvestment Act, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law which reforms and modernizes certain areas of financial services regulation. This act permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure as a financial subsidiary of a national bank. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

     The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker", and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

     It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to customers.

     Bank Regulation. The Bank is chartered under the National Banking Act.
The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Bank is subject to comprehensive regulation, examination and supervision by the Office of the Comptroller of Currency ("OCC") and is subject to other laws and regulations applicable to banks. Among the statutes and regulations to which the Bank is subject are limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Bank is examined periodically by the OCC, to which the Bank submits periodic reports regarding its financial condition and other matters. The OCC has a broad range of powers to enforce regulations under its jurisdiction, and to take discretionary actions determined to be for the protection and safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC also has the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains capital standards for bank holding companies and banks civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     The FDIC Improvement Act of 1991 ("FDICIA") enacted a number of provisions addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implemented other regulatory improvements. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. FDICIA also re-codified then current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Transactions with Affiliates. There are various legal restrictions on the extent to which the Bank may engage in loan transactions with the Company and its subsidiaries and other affiliates. Subject to certain limited exceptions, the Bank may not extend credit to the Company or any one of the Bank's affiliates in excess of ten percent of the Bank's capital stock and surplus, or to all affiliates, in the aggregate, in excess of twenty percent of the Bank's capital stock and surplus. All extensions of credit by the Bank to an affiliate must be fully collateralized by high quality collateral.

     Transactions involving extensions of credit to the Bank's affiliates are subject to further limitations. These additional limitations are also applicable to 1) transactions involving the purchase of assets or securities from affiliates, 2) extensions of credit and other transactions by the Bank to or with third persons where there is a benefit to an affiliate of the Bank, 3) contracts in which the Bank provides services to an affiliate and 4) transactions in which an affiliate receives a brokerage commission in a transaction involving the Bank. All such transactions must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

     Dividends. Dividends from the Bank constitute the primary source of funds for dividends to be paid by the Company. There also are various statutory and contractual limitations on the ability of the Bank to pay dividends, extend credit, or otherwise supply funds to the Company. As a national bank, the Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Florida law applicable to companies (including the Company) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

     Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

     The OCC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%;

and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. The Company's capital levels are in excess of those required to be maintained by a "well capitalized" financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

     Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Bank will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see "-- Interstate Banking" below.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as the Bank). Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or bank's voting stock, or if one or more other control factors set forth in the Act are present.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible subject to certain limitations. Florida also has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. A Florida bank also may establish, maintain, and operate one or more branches in a state other than Florida pursuant to an interstate merger transaction in which the Florida bank is the resulting bank.

     Effect of Governmental Policies. The earnings and businesses of the Company and the Bank are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

ITEM 2.  PROPERTIES

     Citizens National Bank's main office is a single story, 4,500 square foot building located on an approximately 1.05-acre parcel of land at 3401 Tamiami Trail North in Naples, Florida. The facility has a lobby area, vault, two executive offices, four teller stations, five drive-through lanes, and two offices allocated to the wealth management subsidiary.

     Citizens Bancshares leases approximately 3,000 square feet of office space to serve as the operations offices of Citizens Bancshares and Citizens National Bank. The leased premises are located at 3411 Tamiami Trail North, which is adjacent to the property on which Citizens National Bank's main office facility is located. Monthly rental installments of $4,800.68 are due under the lease agreement.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

     On March 12, 2001, the Bank was notified that an individual had filed suit against it and its subsidiary, Citizens Capital Management, Inc. stemming from an investment transaction undertaken by an individual. No specific dollar amount in damages is cited in the lawsuit. Management believes that it has meritorious defenses to this lawsuit and plans to defend against it vigoriously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended December 31, 2000 to a vote of security holders of the Company.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information required by Item 5 is hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders, page 11. The Annual Report is filed as an exhibit to this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by Item 6 is hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders, pages 7-10. The Annual Report is filed as an exhibit to this report.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by Item 7 is hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders, pages 12-31. The Annual Report is filed as an exhibit to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable


PART III

          The information required by Part III of Form 10-KSB is, pursuant to General Instruction (G) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company's annual meeting of shareholders to be held in April 2001. The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

          Incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated by reference.

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

           *3.2       Bylaws of Citizens Bancshares (SB-2)

           *4.1       Specimen Common Stock Certificate (SB-2/A)

           *4.3       Form of Stock Purchase Warrant (SB-2/A)

           *10.1 Employment Agreement of Michael L. McMullan, dated as of April 28, 1999 (SB-2/A)

           *10.1.1 Amendment, dated as of August 24, 1999, to the Employment Agreement of Michael L. McMullan

           *10.2      Agreement for the Purchase and Sale of Real Property (SB-
                      2)

           *10.3 Employment Agreement of Polly M. Rogers, dated as of April 28, 1999 (SB-2/A)

           *10.3.1 Amendment, dated as of August 24, 1999, to the Employment Agreement of Polly M. Rogers

           *10.4      1999 Stock Option Plan

           *10.5      Form of Incentive Stock Option Agreement

           13.1       Citizens National Bank year 2000 Annual Report.

           21.1       Subsidiaries of the Registrant

           27.1       Financial Data Schedule (for SEC use only)


          (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 2000.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.


Dated:  March 15, 2001        By: /s/ Michael L. McMullan
                                 ---------------------------------------------
                                   Michael L. McMullan
                                   Chief Executive Officer (Principal Executive
                                   Officer)


Dated:  March 15, 2001        By: /s/ Thomas M. Whelan
                                 ---------------------------------------------
                                   Thomas M. Whelan
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                              Title                         Date
---------                              -----                         ----


/s/ Joe B. Cox                    Chairman and Director          March 15, 2001
-----------------------------
Joe B. Cox

/s/ Michael L. McMullan    Chief Executive Officer and Director  March 15, 2001
-----------------------------
Michael L. McMullan

/s/ Polly M. Rogers               President and Director         March 15, 2001
-----------------------------
Polly M. Rogers

/s/ Earl L. Frye                        Director                 March 15, 2001
-----------------------------
Earl L. Frye

/s/ Stanley W. Hole                     Director                 March 15, 2001
-----------------------------
Stanley W. Hole

/s/ John B. James                       Director                 March 15, 2001
-----------------------------
John B. James

/s/ LaVonne Johnson                     Director                 March 15, 2001
-----------------------------
LaVonne Johnson

/s/ Luc C. Mazzini                      Director                 March 15, 2001
-----------------------------
Luc C. Mazzini

                                        Director
-----------------------------
Bernard L. Turner

/s/ Lorenzo Walker                                               March 15, 2001
-----------------------------
Lorenzo Walker