Form 10KSB40/A
period 2000-12-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2001-05-04
CIK 1082368

                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549-1004

                                 FORM 10-KSB/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission File Number 333-74997

                CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
            (Exact name of registrant is specified in its charter)

        Florida                                                      59-3535315
  -----------------------                                            ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

3411 Tamiami Trail North, Suite 200
Naples, Florida                                                           34103
-----------------------                                                 -------
(Address of principal                                                (Zip Code)
executive office)

      Registrant's telephone number, including area code:  (941) 643-4646

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2000: $2,717,297.

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (945,934 shares) on March 1, 2001, was approximately $9,454,000. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2001: 1,165,370 shares of $0.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7 and 8 of Part II of this report. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2001 are incorporated by reference in answer to Items 9, 10, 11 and 12 of Part III of this report.

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


                                   PART III

Information required by Part III of Form 10-KSB is, pursuant to General Instruction (G) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement relating to the Company's annual meeting of shareholders to be held in April 2001 ("Proxy Statement"). The Proxy Statement is filed with this report as Exhibit 22.2.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information contained under the heading "Election of Directors" on pages 2-5 of the Proxy Statement is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The information contained under the headings "Executive Compensation," "Summary Compensation Table," and "Fiscal Year End Option Values" on pages 7-8 of the Proxy Statement is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 6-7 of the Proxy Statement is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" on pages 8-9 of the Proxy Statement is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The following exhibits are filed with or incorporated by
          --------
          reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, a Registration Statement on Form SB-2 for Citizens Bancshares filed with the SEC on March 24, 1999. The exhibits which are denominated by a double asterisk (**) were previously filed as a part of, and are hereby incorporated by reference from, Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a triple asterisk (***) were previously filed as a part of, and are hereby incorporated by reference from, Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a quadruple asterisk (****) were previously filed as a part of, and are hereby incorporated by reference from, Form 10-KSB filed with the SEC on March 27, 2001. The exhibit numbers correspond to the exhibit numbers in the referenced document.

 Exhibit No.                               Description of Exhibit
 -----------       ----------------------------------------------
   *   3.1         Amended and Restated Articles of Incorporation of
                   Citizens Bancshares
   *   3.2         Bylaws of Citizens Bancshares
  **   4.1         Specimen Common Stock Certificate
  **   4.3         Form of Stock Purchase Warrant
  **   10.1        Employment Agreement of Michael L. McMullan, dated as of April 28, 1999
 ***   10.1.1      Amendment, dated as of August 24, 1999, to the Employment Agreement of Michael L. McMullan
   *   10.2        Agreement for the Purchase and Sale of Real Property
  **   10.3        Employment Agreement of Polly M. Rogers, dated as of April 28, 1999
 ***   10.3.1      Amendment, dated as of August 24, 1999, to the Employment Agreement of Polly M. Rogers
 ***   10.4        1999 Stock Option Plan
 ***   10.5        Form of Incentive Stock Option Agreement
****   13.1        Citizens National Bank Year 2000 Annual Report
****   21.1        Subsidiaries of the Registrant
       22.1        Proxy Statement for 2001 Annual Meeting of Shareholders
****   27.1        Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed
          -------------------
          for the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.


Dated: April 17, 2001         By: /s/ Michael L. McMullan
                                  ----------------------------------------------
                                    Michael L. McMullan
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: April 17, 2001         By: /s/ Thomas M. Whelan
                                  ----------------------------------------------
                                    Thomas M. Whelan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Joe B Cox                                Chairman and Director                         April 17, 2001
-----------------------------------
Joe B. Cox

/s/ Michael L. McMullan                      Chief Executive Officer and Director          April 17, 2001
-----------------------------------
Michael L. McMullan

/s/ Polly M. Rogers                          President and Director                        April 17, 2001
-----------------------------------
Polly M. Rogers

/s/ Earl L. Frye                             Director                                      April 17, 2001
-----------------------------------
Earl L. Frye

/s/ Stanley W. Hole                          Director                                      April 17, 2001
-----------------------------------
Stanley W. Hole

/s/ John B. James                            Director                                      April 17, 2001
-----------------------------------
John B. James

/s/ LaVonne Johnson                          Director                                      April 17, 2001
-----------------------------------
LaVonne Johnson

/s/ Luc C. Mazzini                           Director                                      April 17, 2001
-----------------------------------
Luc C. Mazzini

___________________________________          Director                                      April 17, 2001
Bernard L. Turner

/s/ Lorenzo Walker                           Director                                      April 17, 2001
-----------------------------------
Lorenzo Walker

                                 Exhibit 22.2
            Proxy Statement for 2001 Annual Meeting of Shareholders