Form 10QSB
period 2001-03-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2001-05-14
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                             Commission File Number:
       March 31, 2001                                         333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                              59-3535315
-------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

3411 Tamiami Trail North, Suite 200, Naples, Florida                34103
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 941-643-4646
                          ------------------------------------------------------

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

         Yes   [X]                               No    [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.01 per value                    1,165,370
--------------------------------------------  ----------------------------------
                  Class                        Outstanding as of April 30, 2001

Transitional Small Business Disclosure Format:

         Yes   [ ]                               No    [X]

          CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION:

     Citizens Bancshares of Southwest Florida, Inc. ("Citizens Bancshares") was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (the "Bank" or "Citizens National
Bank), a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Citizens Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

     On April 18, 2000, Citizens Capital Management was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National Bank of Southwest Florida. Citizens Capital Management applied to the Office of the Comptroller of Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. Citizens Capital Management offers investment management, trust administration, estate planning, and financial planning services.

     Throughout this report, Citizens Bancshares, the Bank and Citizens Capital Management are collectively referred to as the "Company."

BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of the Company. All inter-Company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

                        PART I. - FINANCIAL INFORMATION


Item 1. - Financial Statements

CONSOLIDATED BALANCE SHEETS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                                                                     MARCH 31, 2001    DECEMBER 31, 2000
                                                                     --------------    -----------------
                 ASSETS                                                (Unaudited)
                 ------
Cash & due from banks                                                 $  1,515,019        $    994,225
Federal funds sold                                                      13,655,380           7,742,000
                                                                      ------------        ------------
                                Total cash and cash equivalents         15,170,399           8,736,225
                                                                      ------------        ------------
Interest-bearing deposits in banks                                            --             4,000,000
Securities available for sale                                               50,760              75,760
Securities held to maturity                                                 25,000             999,394

Loans                                                                   41,458,310          32,999,576
Less: allowance for loan losses                                           (331,586)           (281,067)
Less: unearned income and deferred loan fees                               (39,901)            (45,322)
                                                                      ------------        ------------
                       Net loans                                        41,086,823          32,673,187
                                                                      ------------        ------------

Restricted securities, Federal Home Loan Bank and
Federal Reserve Bank Stock, at cost                                        431,900             326,600
Premises and equipment, net                                              2,109,415           2,151,067
Accrued interest receivable                                                232,849             229,657
Other assets                                                               119,376              96,468
                                                                      ------------        ------------
                                         TOTAL ASSETS                 $ 59,226,522        $ 49,288,358
                                                                      ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing                                                  $  5,189,208        $  4,090,898
Interest bearing                                                        45,088,729          36,044,082
                                                                      ------------        ------------
             Total deposits                                             50,277,937          40,134,980

Accrued interest payable                                                    18,694              26,745
Accrued Expenses and other liabilities                                      46,238              53,047
                                                                      ------------        ------------
                                         TOTAL LIABILITIES              50,342,869          40,214,772
                                                                      ------------        ------------

Preferred stock, par value $.01 per share,
1,000,000 shares authorized; no shares issued
and outstanding                                                              --                   --
Common stock, par value $.01 per share,
20,000,000 shares authorized; 1,165,370 and 1,65,370
shares issued and outstanding, respectively                                 11,654              11,654
Additional paid-in capital                                              11,549,700          11,549,700
Accumulated deficit                                                     (2,677,701)         (2,487,768)
Unrealized loss on securities available for sale                             --                  --
                                                                      ------------        ------------
TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                                    8,883,653           9,073,586
                                                                      ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 59,226,522        $ 49,288,358
                                                                      ============        ============

CONSOLIDATED STATEMENTS OF OPERATIONS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY
              (Unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                             2001             2000
                                                         -----------      -----------
INTEREST INCOME
   Interest and fees on loans                            $   850,416      $   183,479
   Interest on securities and other                           61,255           54,851
   Interest on federal funds sold                            119,826          221,189
   Interest other                                               --             14,482
                                                         -----------      -----------
                          TOTAL INTEREST INCOME            1,031,497          474,001
                                                         -----------      -----------

INTEREST EXPENSE
   Interest on deposits                                      551,584          249,004
                                                         -----------      -----------
                          TOTAL INTEREST EXPENSE             551,584          249,004
                                                         -----------      -----------
                          NET INTEREST INCOME (LOSS)         479,913          224,997

Provision for loan losses                                    (50,751)         (33,751)
                                                         -----------      -----------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                        429,162          191,246

NON-INTEREST INCOME
   Service charges, commissions and fees                      32,412            6,219

NON-INTEREST EXPENSES
   Salaries and employee benefits                            389,111          278,997
   Occupancy expenses                                         59,445           54,297
   Equipment rental, depreciation & maintenance               56,830           42,378
   General operating                                         146,120          131,233
                                                         -----------      -----------
                        TOTAL NON-INTEREST EXPENSES          651,506          506,905
                                                         -----------      -----------
                        LOSS BEFORE INCOME TAXES            (189,932)        (309,440)

INCOME TAXES                                                    --               --
                                                         -----------      -----------
                        NET LOSS                         $  (189,932)     $  (309,440)
                                                         ===========      ===========

NET LOSS PER SHARE                                       $     (0.16)     $     (0.27)
                                                         ===========      ===========

AVERAGE SHARES OUTSTANDING                                 1,165,370        1,162,577
                                                         ===========      ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARY

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                            2001              2000
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                              $   (189,932)     $   (309,440)
  Adjustments to reconcile net loss to net
    cash used in operating activies:
      Depreciation                                                            47,558            44,161
      Provision for loan losses                                               50,751            33,751
      Net securities amortization and accretion                                 (606)           (2,870)
      (Increase) Decrease in accrued interest receivable
                                                                              (3,192)          (10,183)
      (Increase) Decrease in other assets                                    (22,908)          (26,863)
      Increase (Decrease) in accrued interest payable                         (8,051)            4,393
      Increase (Decrease) in accrued expenses and other liabilities           (6,808)         (157,218)
                                                                        ------------      ------------

          Total adjustments                                                   56,744          (114,829)
                                                                        ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                       (133,188)         (424,269)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                                   (8,464,388)       (5,516,619)
  Net(increase) decrease in interest bearing deposits in banks             4,000,000              --
  Proceeds for maturity of securities held to maturity                     1,000,000              --
  Purchase of Restricted Securities                                         (105,300)             --
  Purchase of premises and equipment                                          (5,906)          (19,900)
                                                                        ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (3,575,594)          (19,900)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                    --             203,000
  Increase in deposits                                                    10,142,956         4,554,155
                                                                        ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 10,142,956         4,757,155
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH                                            6,434,174        (1,203,631)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period                                                        8,736,225        18,295,344
                                                                        ------------      ------------
End of period                                                           $ 15,170,399      $ 17,091,713
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                $    559,635      $    244,863
                                                                        ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 2001:

FINANCIAL CONDITION

     On March 31, 2001, the Company had approximately $50.3 million in deposits as compared to $40.1 million at December 31, 2000. Stockholders' equity totaled approximately $8.9 million at March 31, 2001 compared to approximately $9.1 million at December 31, 2000.

     The Company had approximately $41.1 million in net loans as of March 31, 2001 compared to approximately $32.7 million as of December 31, 2000. The majority of the Company's remaining liquidity was invested in overnight federal funds and totaled approximately $13.7 million compared to approximately $8.7 million on December 31, 2000.

RESULTS OF OPERATIONS

     Interest income generated during the quarter ended March 31, 2001 totaled $1,031,497 compared to $474,001 for the same period in 2000. Approximately 82.5% of interest income for the first quarter of 2001 resulted from interest and fees on loans compared to 38.7% for the first quarter of 2000. Interest expense totaled $551,584 for the first three months of 2001 compared to $249,004 for that period in 2000. Interest expense resulted from interest paid on customer deposits.

     A total of $50,751 was added to the provision for loan loss for the quarter ended March 31, 2001 compared to $33,751 for the quarter ended March 31, 2000. The increase is directly related to the increase in the volume of loans on the books on March 31, 2001 ($41.1 million net) compared to March 31, 2000 ($9.8 million net).

     Non-interest income totaled $32,412 for the quarter ended March 31, 2001 compared to $6,219 in that quarter of 2000. Non-interest income consists of fees charged by the Bank to loan and deposits customers.

     The Company's non-interest expense totaled $651,506 for the first quarter of 2001 compared to $506,905 for the comparable period in 2000. Expenses related to personnel totaled $389,111 for the first quarter of 2001 compared to $278,997 for the comparable period in 2000. Non-interest expenses charged to Citizens Capital Management, the Bank's subsidiary, totaled $99,860 for the quarter ended March 31, 2001.

     The Company's net loss for the first quarter of 2001 totaled $189,932, compared to a loss of $309,440 for the quarter ended March 31, 2000. Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank and Citizens Capital Management achieve profitable volume levels.

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



(b) REPORTS ON FORM 8-K. No reports on Form 8-K were required to be filed for the quarter ended March 31, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 2001              By: /s/ MICHAEL L. MCMULLAN
                                   ----------------------------
                                   Michael L. McMullan, Chief Executive Officer


Date: May 9, 2001              By: /s/ THOMAS M. WHELAN
                                   ----------------------------
                                   Thomas M. Whelan, Executive Vice President
                                   (principal financial and accounting officer)