Form 10QSB
period 2001-06-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2001-08-13
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                       Commission File Number:
       June 30, 2001                                   333-74997


                 CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.
                 ----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                         59-3535315
------------------------------------------------------------------------------
State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                        Identification No.)

3411 Tamiami Trail North, Suite 200, Naples, Florida        34103
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: 941-643-4646
                          ----------------------------------------------------

                                 Not applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes _______X_________                   No _________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 per value                            1,165,370
-----------------------------                -------------------------------
           Class                             Outstanding as of July 30, 2001

Transitional Small Business Disclosure Format:

            Yes _________________                   No _______X_______

                         PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
------------------------------

CONSOLIDATED BALANCE SHEETS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARIES

                                                    June 30, 2001   December 31, 2000
                                                    -------------   -----------------
              ASSETS                                (Unaudited)
              ------
Cash & due from banks                               $  5,200,051      $    994,225
Federal funds sold                                     4,936,000         7,742,000
                                                    ------------      ------------
                 Total cash and cash equivalents      10,136,051         8,736,225
                                                    ------------      ------------

Interest-bearing deposits in banks                          --           4,000,000



Securities available for sale                             75,760            75,760


Securities held to maturity                                 --             999,394

Loans                                                 50,311,220        32,999,576
Less: allowance for loan losses                         (396,786)         (281,067)
Less: unearned income and deferred loan fees             (41,832)          (45,322)
                                                    ------------      ------------
                 Net loans                            49,872,602        32,673,187
                                                    ------------      ------------

Restricted securities, Federal Home Loan Bank and
Federal Reserve Bank Stock, at cost                      431,900           326,600
Premises and equipment, net                            2,083,498         2,151,067
Accrued interest receivable                              288,548           229,657
Other assets                                             143,702            96,468
                                                    ------------      ------------
                         TOTAL ASSETS               $ 63,032,061      $ 49,288,358
                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:
Non-interest bearing                                $  5,701,595      $  4,090,898
Interest bearing                                      48,548,930        36,044,082
                                                    ------------      ------------
          Total deposits                              54,250,525        40,134,980

Accrued interest payable                                  11,130            26,745
Accrued Expenses and other liabilities                    13,414            53,047
                                                    ------------      ------------
                         TOTAL LIABILITIES            54,275,069        40,214,772
                                                    ------------      ------------

Preferred stock, par value $.01 per share,
1,000,000 shares authorized; no shares issued
and outstanding                                             --                --
Common stock, par value $.01 per share,
20,000,000 shares authorized;
1,165,370 shares issued and outstanding                   11,654            11,654
Additional paid-in capital                            11,549,700        11,549,700
Accumulated deficit                                   (2,804,362)       (2,487,768)
Unrealized loss on securities available for sale            --                --
                                                    ------------      ------------
TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                  8,756,992         9,073,586
                                                    ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 63,032,061      $ 49,288,358
                                                    ============      ============

CONSOLIDATED STATEMENTS OF OPERATIONS E
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARIES
     (Unaudited)

                                                       Three months ended June 30,
                                                          2001            2000
                                                       -----------    -----------
INTEREST INCOME
   Interest and fees on loans                          $ 1,043,374    $   405,657
   Interest on securities and other                          7,018         55,189
   Interest on federal funds sold                           67,214        176,252

                                                       -----------    -----------
                          TOTAL INTEREST INCOME          1,117,606        637,098
                                                       -----------    -----------

INTEREST EXPENSE
   Interest on deposits                                    553,512        278,446

                                                       -----------    -----------
                          TOTAL INTEREST EXPENSE           553,512        278,446
                                                       -----------    -----------

                          NET INTEREST INCOME (LOSS)       564,094        358,652

Provision for loan losses                                  (65,200)       (86,220)
                                                       -----------    -----------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                      498,894        272,432

NON-INTEREST INCOME
   Service charges, commissions and fees                    75,861          8,837


NON-INTEREST EXPENSES
   Salaries and employee benefits                          406,384        291,863
   Occupancy expenses                                       45,947         41,833
   Equipment rental, depreciation & maintenance             68,959         51,543
   General operating                                       180,126        190,900
                                                       -----------    -----------
                        TOTAL NON-INTEREST EXPENSES        701,416        576,139
                                                       -----------    -----------
                        LOSS BEFORE INCOME TAXES          (126,661)      (294,870)

INCOME TAXES                                                  --             --
                                                       -----------    -----------
                        NET LOSS                       $  (126,661)   $  (294,870)
                                                       ===========    ===========

NET LOSS PER SHARE                                     $     (0.11)   $     (0.25)
                                                       ===========    ===========

AVERAGE SHARES OUTSTANDING                               1,165,370      1,165,370
                                                       ===========    ===========

CONSOLIDATED STATEMENTS OF OPERATIONS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARIES
     (Unaudited)

                                                       Six months ended June 30,
                                                          2001           2000
                                                       -----------    -----------
INTEREST INCOME
   Interest and fees on loans                          $ 1,893,791    $   589,136
   Interest on securities and other                         68,273        110,040
   Interest on federal funds sold                          187,040        397,441
   Interest Other                                             --           14,482
                                                       -----------    -----------
                          TOTAL INTEREST INCOME          2,149,104      1,111,099
                                                       -----------    -----------

INTEREST EXPENSE
   Interest on deposits                                  1,105,096        527,450

                                                       -----------    -----------
                          TOTAL INTEREST EXPENSE         1,105,096        527,450
                                                       -----------    -----------

                          NET INTEREST INCOME (LOSS)     1,044,008        583,649

Provision for loan losses                                 (115,951)      (119,971)
                                                       -----------    -----------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                      928,057        463,678

NON-INTEREST INCOME
   Service charges, commissions and fees                   108,273         15,056

NON-INTEREST EXPENSES
   Salaries and employee benefits                          795,496        570,860
   Occupancy expenses                                       96,567         82,781
   Equipment rental, depreciation & maintenance            134,614        107,270
   General operating                                       326,246        322,133
                                                       -----------    -----------
                        TOTAL NON-INTEREST EXPENSES      1,352,923      1,083,044
                                                       -----------    -----------
                        LOSS BEFORE INCOME TAXES          (316,593)      (604,310)

INCOME TAXES                                                  --             --
                                                       -----------    -----------
                       NET LOSS                        $  (316,593)   $  (604,310)
                                                       ===========    ===========

NET LOSS PER SHARE                                     $     (0.27)   $     (0.52)
                                                       ===========    ===========

AVERAGE SHARES OUTSTANDING                               1,165,370      1,163,973
                                                       ===========    ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARIES

                                                                       Six months ended June 30,
                                                                          2001            2000
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                            $   (316,593)   $   (604,310)
  Adjustments to reconcile net loss to net
    cash used in operating activies:
      Depreciation                                                          96,066          83,309
      Provision for loan losses                                            115,951         119,156
      Net securities amortization and accretion                               (606)         (5,740)
      (Increase) Decrease in accrued interest receivable                   (58,892)       (100,570)
      (Increase) Decrease in other assets                                  (47,234)        (25,507)
      Increase (Decrease) in accrued interest payable                      (15,615)          9,932
      Increase (Decrease) in accrued expenses and other liabilities        (39,632)       (145,813)
                                                                      ------------    ------------



          Total adjustments                                                 50,038         (65,233)
                                                                      ------------    ------------



NET CASH USED IN OPERATING ACTIVITIES                                     (266,555)       (669,543)
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                                (17,315,367)    (17,314,920)
  Net(increase) decrease in interest bearing deposits in banks           4,000,000            --
  Proceeds for maturity of securities held to maturity                   1,000,000            --
  Purchase of Restricted Securities                                       (105,300)           --
  Purchase of premises and equipment                                       (28,498)       (132,001)
                                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (12,449,165)    (17,446,921)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                  --           203,000
  Increase in deposits                                                  14,115,545       7,480,729
                                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               14,115,545       7,683,729
                                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH                                          1,399,826     (10,432,735)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period                                                      8,736,225      18,295,344
                                                                      ------------    ------------

End of period                                                         $ 10,136,051    $  7,862,609
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                              $  1,120,711    $    517,518
                                                                      ============    ============

         CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization:
-------------

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

Basis of Presentation:
----------------------

         The accompanying unaudited consolidated financial statements include the accounts of the Company. All inter-Company accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

General
-------

         The following is a discussion of the Company's financial condition and results of operations for the period ended June 30, 2001:

Financial Condition
-------------------

         On June 30, 2001, the Company had approximately $54.3 million in deposits as compared to $40.1 million at December 31, 2000. Stockholders' equity totaled approximately $8.8 million at June 30, 2001 compared to approximately $9.1 million at December 31, 2000.

         The Company had approximately $49.9 million in net loans as of June 30, 2001 compared to approximately $32.7 million as of December 31, 2000. The majority of the Company's remaining liquidity was invested in overnight federal funds and totaled approximately $4.9 million compared to approximately $7.7 million on December 31, 2000.

         Citizens Capital Management, a subsidiary of Citizens National Bank, had approximately $36.2 million in assets under management as of June 30, 2001.

Results of Operations
---------------------

         For the three-month period ended June 30, 2001, the Company reported a net loss of $126,661 compared to a loss of $294,870 for the comparable period in 2000. Interest income generated during the quarter ended June 30, 2001 totaled $1,117,606 compared to $637,098 for the same period in 2000. Approximately 93.4% of interest income for the second quarter of 2001 resulted from interest and fees on loans compared to 63.7% for the first quarter of 2000, a result of continued strong loan growth at Citizens National Bank. Interest expense totaled $553,512 for the second quarter of 2001 compared to $278,446 for that period in 2000. Interest expense resulted entirely from interest paid on customer deposits. Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. For the three-month period ended June 30, 2001, the Company's net interest income was 3.63% reflecting a yield on average earning assets of 8.76% and the cost of average interest-bearing liabilities of 5.13%.

         A total of $65,200 was added to the provision for loan loss for the three months ended June 30, 2001 compared to $86,220 for the three month period ended June 30, 2000.

         Non-interest income totaled $75,861 for the three month period ended June 30, 2001 compared to $8,837 in 2000. Non-interest income included $51,564 in fees generated by Citizens Capital Management during the second quarter of 2001.

         The Company's non-interest expense totaled $701,416 for the second quarter of 2001 compared to $576,139 for the comparable period in 2000. Expenses related to personnel totaled $406,384 for the second quarter of 2001 compared to $291,863 for the comparable period in 2000. Non-interest expenses attributed to the operation of Citizens Capital Management, the Bank's subsidiary, totaled $104,729 for the three-month period ended June 30, 2001.

         For the six-month period ended June 30, 2001, the Company reported a net loss of $316,593 compared to a loss of $604,310 for the comparable period in 2000. Interest income generated during the six months ended June 30, 2001 totaled $2,149,104 compared to $1,111,099 for the same period in 2000. Approximately 88.2% of interest income for the first six months of 2001 resulted from interest and fees on loans compared to 53.1% for the first six months of 2000, a result of continued strong loan growth at Citizens National Bank. Interest expense totaled $1,105,096 for the first six months of 2001 compared to

$527,450 for that period in 2000. Interest expense resulted entirely from interest paid on customer deposits. For the six-month period ended June 30, 2001, the Company's net interest income was 3.13% reflecting a yield on average earning assets of 8.39% and the cost of average interest-bearing liabilities of 5.26%.

         A total of $115,951 was added to the provision for loan loss for the six months ended June 30, 2001 compared to $119,971 for the six month period ended June 30, 2000.

         Non-interest income totaled $108,273 for the six month period ended June 30, 2001 compared to $15,056 in 2000. Non-interest income included $51,564 in fees generated by Citizens Capital Management during the second quarter of 2001.

         The Company's non-interest expense totaled $1,352,923 for the first six months of 2001 compared to $1,083,044 for the comparable period in 2000. Expenses related to personnel totaled $795,496 for the first two quarters of 2001 compared to $570,860 for the comparable period in 2000. Non-interest expenses attributed to the operation of Citizens Capital Management, the Bank's subsidiary, totaled $205,972 for the six-month period ended June 30, 2001.

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

              Cautionary Note Regarding Forward-Looking Statements
              ----------------------------------------------------

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

PART II.--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         On April 17, 2001, Citizens Bancshares of Southwest Florida, Inc. held its annual meeting of shareholders. At the meeting, Polly M. Rogers, Joe B. Cox, Earl L. Frye, and J. Lorenzo Walker were elected as Class III Directors to three year terms. A total 763,090 shares, or 65.5% of the shares entitled to vote, were cast in favor of each Class III Director named above. No votes were cast against any Class III Director.

         The following individuals will continue to serve as Directors until their respective terms expire: Michael L. McMullan, Stanley W. Hole, John B. James, LaVonne Johnson, Luc C. Mazzini, Bernard L. Turner.

         There were no other matters submitted to a vote of the security holders.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

         Exhibit No.  Description of Exhibit
         -----------  ----------------------

            *3.1 Amended and Restated Articles of Incorporation of Citizens Bancshares

            *3.2      Bylaws of Citizens Bancshares

           **4.1      Specimen Common Stock Certificate

           **4.3      Form of Stock Purchase Warrant

          **10.1 Employment Agreement of Michael L. McMullan, dated as of April 28, 1999

         ***10.1.1    Amendment, dated as of August 24, 1999, to the
                      Employment Agreement of Michael L. McMullan

           *10.2      Agreement for the Purchase and Sale of Real Property

          **10.3 Employment Agreement of Polly M. Rogers, dated as of April 28, 1999

         ***10.3.1    Amendment, dated as of August 24, 1999, to the
                      Employment Agreement of Polly M. Rogers

         ***10.4      1999 Stock Option Plan

         ***10.5      Form of Incentive Stock Option Agreement


(b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 6, 2001                  By: /s/ Michael L. McMullan
                                          ------------------------------------
                                          Michael L. McMullan, Chief
                                             Executive Officer


Date: August 6, 2001                  By: /s/  Thomas M. Whelan
                                          ------------------------------------
                                          Thomas M. Whelan, Executive Vice
                                             President (principal financial
                                             and accounting officer)