Form 10QSB
period 2001-09-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2001-11-14
CIK 1082368

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarterly Period Ended            Commission File Number:
             September 30, 2001                       333-74997


                  CITIZENS BANCSHARES OF SOUTH FLORIDA, INC.
                  ------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Florida                                             59-3535315
---------------------------------------------------------------------------
State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                          Identification No.)

3411 Tamiami Trail North, Suite 200, Naples, Florida                 34103
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:    941-643-4646
                          -------------------------------------------------
                                Not applicable
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes _______X_________                        No ______________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $0.01 per value                        1,165,370
------------------------------------          --------------------------------
            Class                             Outstanding as of October 31, 2001

Transitional Small Business Disclosure Format:

               Yes _________                           No _____X______

                        PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
-------   --------------------

CONSOLIDATED BALANCE SHEETS
CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                                                                         September 30, 2001         December 31, 2000
                                                                         ------------------         ------------------
                 ASSETS                                                     (Unaudited)
                 ------
Cash & due from banks                                                       $  5,025,361               $    994,225
Federal funds sold                                                             1,232,000                  7,742,000
                                                                            ------------               ------------
            Total cash and cash equivalents                                    6,257,361                  8,736,225
                                                                            ------------               ------------

Interest-bearing deposits in banks                                                     -                  4,000,000

Securities available for sale                                                     75,760                     75,760
Securities held to maturity                                                            -                    999,394

Loans                                                                         58,953,793                 32,999,576
Less: allowance for loan losses                                                 (436,205)                  (281,067)
Less: unearned income and deferred loan fees                                     (59,404)                   (45,322)
                                                                            ------------               ------------
            Net loans                                                         58,458,184                 32,673,187
                                                                            ------------               ------------

Restricted securities, Federal Home Loan Bank and
Federal Reserve Bank Stock, at cost                                              431,900                    326,600
Premises and equipment, net                                                    2,110,268                  2,151,067
Accrued interest receivable                                                      336,675                    229,657
Other assets                                                                     183,322                     96,468
                                                                            ------------               ------------
                          TOTAL ASSETS                                      $ 67,853,470               $ 49,288,358
                                                                            ============               ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits:

Non-interest bearing                                                        $  9,601,001               $  4,090,898
Interest bearing                                                              49,549,013                 36,044,082
                                                                            ------------               ------------
         Total deposits                                                       59,150,014                 40,134,980

Accrued interest payable                                                           7,901                     26,745
Accrued Expenses and other liabilities                                            46,105                     53,047
                                                                            ------------               ------------
                          TOTAL LIABILITIES                                   59,204,020                 40,214,772
                                                                            ------------               ------------

Preferred stock, par value $.01 per share,
1,000,000 shares authorized; no shares issued
and outstanding                                                                        -                          -
Common stock, par value $.01 per share,
20,000,000 shares authorized;
1,165,370 shares issued and outstanding                                           11,654                     11,654
Additional paid-in capital                                                    11,549,700                 11,549,700
Accumulated deficit                                                           (2,911,904)                (2,487,768)
Unrealized loss on securities available for sale                                       -                          -
                                                                            ------------               ------------
TOTAL STOCKHOLDERS' EQUITY  (DEFICIT)                                          8,649,450                  9,073,586
                                                                            ------------               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 67,853,470               $ 49,288,358
                                                                            ============               ============

CONSOLIDATED STATEMENTS OF OPERATIONS
CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES
              (Unaudited)


                                                                   Three months ended September 30,
                                                                    2001                       2000
                                                                ------------               ------------
INTEREST INCOME
  Interest and fees on loans                                    $  1,121,083               $    594,997
  Interest on securities and other                                     7,729                     54,980
  Interest on federal funds sold                                      50,843                     96,351
                                                                ------------               ------------
               TOTAL INTEREST INCOME                               1,179,655                    746,328
                                                                ------------               ------------

INTEREST EXPENSE
  Interest on deposits                                               585,255                    367,147
                                                                ------------               ------------
               TOTAL INTEREST EXPENSE                                585,255                    367,147
                                                                ------------               ------------
               NET INTEREST INCOME (LOSS)                            594,400                    379,181

Provision for loan losses                                            (40,521)                   (29,211)
                                                                ------------               ------------
NET INTEREST INCOME (LOSS) AFTER PROVISION
  FOR LOAN LOSSES                                                    553,879                    349,970

NON-INTEREST INCOME
  Service charges, commissions and fees                              102,235                     11,721

NON-INTEREST EXPENSES
  Salaries and employee benefits                                     446,984                    315,592
  Occupancy expenses                                                  55,717                     54,806
  Equipment rental, depreciation & maintenance                        68,372                     64,104
  General operating                                                  192,583                    220,230
                                                                ------------               ------------
               TOTAL NON-INTEREST EXPENSES                           763,656                    654,732
                                                                ------------               ------------
               LOSS BEFORE INCOME TAXES                             (107,542)                  (293,041)

INCOME TAXES                                                               -                          -
                                                                ------------               ------------
               NET LOSS                                         $   (107,542)              $   (293,041)
                                                                ============               ============

NET LOSS PER SHARE                                              $      (0.09)              $      (0.25)
                                                                ============               ============

AVERAGE SHARES OUTSTANDING                                         1,165,370                  1,165,370
                                                                ============               ============

CONSOLIDATED STATEMENTS OF OPERATIONS
CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES
              (Unaudited)

                                                         Nine months ended September 30,
                                                            2001                   2000
                                                        -----------            -----------
INTEREST INCOME
   Interest and fees on loans                           $ 3,014,874            $ 1,184,133
   Interest on securities and other                          76,002                165,020
   Interest on federal funds sold                           237,883                493,792
   Interest Other                                                 -                 14,482
                                                        -----------            -----------
                TOTAL INTEREST INCOME                     3,328,759              1,857,427
                                                        -----------            -----------

INTEREST EXPENSE
   Interest on deposits                                   1,690,351                894,597

                                                        -----------            -----------
                TOTAL INTEREST EXPENSE                    1,690,351                894,597
                                                        -----------            -----------

                NET INTEREST INCOME (LOSS)                1,638,408                962,830

Provision for loan losses                                  (156,472)              (149,182)
                                                        -----------            -----------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                     1,481,936                813,648

NON-INTEREST INCOME
   Service charges, commissions and fees                    210,507                 26,777


NON-INTEREST EXPENSES
   Salaries and employee benefits                         1,242,480                886,452
   Occupancy expenses                                       152,286                155,203
   Equipment rental, depreciation & maintenance             202,983                153,758
   General operating                                        518,829                542,363
                                                        -----------            -----------
                TOTAL NON-INTEREST EXPENSES               2,116,578              1,737,776
                                                        -----------            -----------
                LOSS BEFORE INCOME TAXES                   (424,135)              (897,351)

INCOME TAXES                                                      -                      -
                                                        -----------            -----------
                NET LOSS                                $  (424,135)           $  (897,351)
                                                        ===========            ===========

NET LOSS PER SHARE                                      $     (0.36)           $     (0.77)
                                                        ===========            ===========

AVERAGE SHARES OUTSTANDING                                1,165,370              1,164,123
                                                        ===========            ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                                                                                     Nine months ended September 30,
                                                                                     2001                     2000
                                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                       $   (424,135)            $   (897,351)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                    145,823                  129,820
      Provision for loan losses                                                       156,472                  146,662
      Net securities amortization and accretion                                          (606)                  (8,578)
      (Increase) Decrease in accrued interest receivable                             (107,018)                (104,698)
      (Increase) Decrease in other assets                                             (86,854)                 (52,955)
      Increase (Decrease) in accrued interest payable                                 (18,844)                  16,651
      Increase (Decrease) in accrued expenses and other liabilities                    (6,942)                (137,465)
                                                                                 ------------             ------------
          Total adjustments                                                            82,031                  (10,563)
                                                                                 ------------             ------------

NET CASH USED IN OPERATING ACTIVITIES                                                (342,104)                (907,914)
                                                                                 ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                                           (25,941,470)             (22,917,247)
  Net(increase) decrease in interest bearing deposits in banks                      4,000,000                        -
  Proceeds for maturity of securities held to maturity                              1,000,000                        -
  Purchase of Restricted Securities                                                  (105,300)                       -
  Purchase of premises and equipment                                                 (105,024)                (146,116)
                                                                                 ------------             ------------
NET CASH USED IN INVESTING ACTIVITIES                                             (21,151,794)             (23,063,363)
                                                                                 ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                                -                  203,000
  Increase in deposits                                                             19,015,034               12,057,301
                                                                                 ------------             ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          19,015,034               12,260,301
                                                                                 ------------             ------------

NET INCREASE (DECREASE) IN CASH                                                    (2,478,864)             (11,710,976)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period                                                                 8,736,225               18,295,344
                                                                                 ------------             ------------
End of period                                                                    $  6,257,361             $  6,584,368
                                                                                 ============             ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                         $  1,709,195             $    877,946
                                                                                 ============             ============

          CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization:
-------------

   Citizens Bancshares of South Florida, Inc. ("Citizens Bancshares") was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (the "Bank" or "Citizens National
Bank), a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Citizens Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

   On April 18, 2000, Citizens Capital Management was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National Bank of Southwest Florida. Citizens Capital Management applied to the Office of the Comptroller of Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. Citizens Capital Management, which began operations in December 2000, offers investment management, trust administration, estate planning, and financial planning services.

   Throughout this report, Citizens Bancshares, the Bank and Citizens Capital Management are collectively referred to as the "Company."

Basis of Presentation:
----------------------

   The accompanying unaudited consolidated financial statements include the accounts of the Company. All inter-Company accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------


General
-------

   The following is a discussion of the Company's financial condition and results of operations for the period ended September 30, 2001:

Financial Condition
-------------------

     On September 30, 2001, the Company had approximately $59.2 million in deposits as compared to $40.1 million at December 31, 2000. Stockholders' equity totaled approximately $8.6 million at September 30, 2001 compared to approximately $9.1 million at December 31, 2000.

     The Company had approximately $58.5 million in net loans as of September 30, 2001 compared to approximately $32.7 million as of December 31, 2000. The majority of the Company's remaining liquidity was invested in overnight federal funds and totaled approximately $1.2 million compared to approximately $7.7 million on December 31, 2000.

     Citizens Capital Management, a subsidiary of Citizens National Bank, had approximately $44.9 million in assets under management as of September 30, 2001.

Results of Operations
---------------------

     For the three-month period ended September 30, 2001, the Company reported a net loss of $107,542 compared to a loss of $293,041 for the comparable period in 2000. Interest income generated during the quarter ended September 30, 2001 totaled $1,179,655 compared to $746,328 for the same period in 2000. Approximately 95.0% of interest income for the third quarter of 2001 resulted from interest and fees on loans compared to 79.7% for the third quarter of 2000, a result of continued strong loan growth at Citizens National Bank. Interest expense totaled $585,255 for the third quarter of 2001 compared to $367,147 for that period in 2000. Interest expense resulted entirely from interest paid on customer deposits. Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. For the three-month period ended September 30, 2001, the Company's net interest income was 2.95% reflecting a yield on average earning assets of 7.78% and the cost of average interest-bearing liabilities of 4.84%.

     As a result of continued growth in loans, a total of $40,521 was added to the provision for loan loss for the three months ended September 30, 2001 compared to $29,211 for the three month period ended September 30, 2000.

     Non-interest income totaled $102,235 for the three month period ended September 30, 2001 compared to $11,721 in 2000. Non-interest income included $44,030 in fees generated by Citizens Capital Management during the third quarter of 2001.

     The Company's non-interest expense totaled $763,656 for the third quarter of 2001 compared to $654,732 for the comparable period in 2000. Expenses related to personnel totaled $446,984 for the third quarter of 2001 compared to $315,592 for the comparable period in 2000. Non-interest expenses attributed to the operation of Citizens Capital Management, the Bank's subsidiary, totaled $126,431 for the three-month period ended September 30, 2001.

     For the nine-month period ended September 30, 2001, the Company reported a net loss of $424,135 compared to a loss of $897,351 for the comparable period in 2000. Interest income generated during the nine months ended September 30, 2001 totaled $3,328,759 compared to $1,857,427 for the same period in 2000. Approximately 90.6% of interest income for the first nine months of 2001 resulted from interest and fees on loans compared to 63.8% for the first nine months of 2000, a result of continued strong loan growth at Citizens National Bank. Interest expense totaled $1,690,351 for the first nine months of 2001 compared to $894,597 for that period in 2000. Interest expense resulted entirely from interest paid on customer deposits. For the nine-month period ended September 30, 2001, the Company's net interest income was 3.08% reflecting a yield on average earning assets of 8.17% and the cost of average interest-bearing liabilities of 5.09%.

     A total of $156,472 was added to the provision for loan loss for the nine months ended September 30, 2001 compared to $149,182 for the nine month period ended September 30, 2000.

     Non-interest income totaled $210,507 for the nine month period ended September 30, 2001 compared to $26,777 in 2000. Non-interest income included $95,594 in fees generated by Citizens Capital Management during the first three quarters of 2001.

     The Company's non-interest expense totaled $2,116,578 for the first nine months of 2001 compared to $1,737,776 for the comparable period in 2000. Expenses related to personnel totaled $1,242,480 for the first two quarters of 2001 compared to $886,452 for the comparable period in 2000. Non-interest expenses attributed to the operation of Citizens Capital Management, the Bank's subsidiary, totaled $332,403 for the nine-month period ended September 30, 2001.

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

PART II. - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

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

 Exhibit No.                          Description of Exhibit
 -----------                          ----------------------

   *           3.1      Amended and Restated Articles of Incorporation of
                        Citizens Bancshares
   *           3.2      Bylaws of Citizens Bancshares
  **           4.1      Specimen Common Stock Certificate
  **           4.3      Form of Stock Purchase Warrant-1999 Offering
  **           10.1     Employment Agreement of Michael L. McMullan, dated as of
                        April 28, 1999
 ***           10.1.1   Amendment, dated as of August 24, 1999, to the
                        Employment Agreement of Michael L. McMullan
   *           10.2     Agreement for the Purchase and Sale of Real Property
  **           10.3     Employment Agreement of Polly M. Rogers, dated as of
                        April 28, 1999
 ***           10.3.1   Amendment, dated as of August 24, 1999, to the
                        Employment Agreement of Polly M. Rogers
 ***           10.4     1999 Stock Option Plan
 ***           10.5     Form of Incentive Stock Option Agreement

(b)     Reports on Form 8-K. No reports on Form 8-K were required to be filed
        -------------------
        for the quarter ended September 30, 2001.

                                  SIGNATURES
                                  ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 8, 2001        By: /s/ Michael L. McMullan
                                  -----------------------
                                  Michael L. McMullan, Chief Executive Officer


Date: November 8, 2001        By: /s/ Thomas M. Whelan
                                  --------------------
                                  Thomas M. Whelan, Executive Vice President
                                  (principal financial and accounting officer)