Form 10QSB/A
period 2001-09-30
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2001-12-03
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-1
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                               Commission File Number:
    September 30, 2001                                          333-74997

                  CITIZENS BANCSHARES OF SOUTH FLORIDA, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Florida                                              59-3535315
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

3411 Tamiami Trail North, Suite 200, Naples, Florida                34103
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

         Yes _______X_________                                No ______________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $0.01 per value                     1,165,370
--------------------------------------------   ---------------------------------
                  Class                        Outstanding as of August 10, 2000

Transitional Small Business Disclosure Format:

                  Yes ______________             No _____X______

PART II. - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------


(a)      Exhibits. The following exhibits are filed with or incorporated
         --------
         by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, a Registration Statement on Form SB-2 for Citizens Bancshares filed with the SEC on March 24, 1999. The exhibits which are denominated by a double asterisk (**) were previously filed as a part of, and are hereby incorporated by reference from, Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a triple asterisk (***) were previously filed as a part of, and are hereby incorporated by reference from, Form 10-KSB filed with the SEC on March 30, 2000. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit No.                                                   Description of Exhibit
-----------                     ----------------------------------------------------
      *                3.1              Amended and Restated Articles of Incorporation of Citizens Bancshares
      *                3.2              Bylaws of Citizens Bancshares
     **                4.1              Specimen Common Stock Certificate
     **                4.3              Form of Stock Purchase Warrant-1999 Offering
     **                10.1             Employment Agreement of Michael L. McMullan, dated as of April 28,
                                        1999
    ***                10.1.1           Amendment, dated as of August 24, 1999, to the Employment Agreement of Michael L. McMullan
      *                10.2             Agreement for the Purchase and Sale of Real Property
     **                10.3             Employment Agreement of Polly M. Rogers, dated as of April 28, 1999
    ***                10.3.1           Amendment, dated as of August 24, 1999, to the Employment Agreement of Polly M. Rogers
    ***                10.4             1999 Stock Option Plan
    ***                10.5             Form of Incentive Stock Option Agreement
                       10.6             Employment Agreement of Craig Sherman, dated as of May 3, 1999
                       10.7             Employment Agreement of Thomas Whelan, dated as of April 28, 1999

(b)  Reports on Form 8-K. No reports on Form 8-K were required to be filed for
     -------------------
     the quarter ended September 30, 2001.

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 30, 2001                By: /s/  Michael L. McMullan
                                           ------------------------
                                    Michael L. McMullan, Chief Executive Officer


Date: November 30, 2001                By: /s/  Thomas M. Whelan
                                           ---------------------
                                    Thomas M. Whelan, Chief Executive Officer
                                    (principal financial and accounting officer)