Form 10KSB40
period 2001-12-31
CITIZENS BANCSHARES OF SOUTHWEST FLORIDA INC
filed 2002-04-01
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB
                             -----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31,2001
                ------------------------------------------------

                        Commission File Number 333-74997

                   CITIZENS BANCSHARES OF SOUTH FLORIDA, INC.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 2001: $4,936,860

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant (881,280 shares) on March 15, 2002, was $8,812,800. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to the fair market value of the common stock of the Registrant based on recent sales of the common stock. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2002: 1,201,370 shares of $.01 par value common stock.

Documents Incorporated by Reference:

Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference in answer to Items 6, 7, and 8 of Part II of this report. The portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2001 is incorporated by reference in answer to
Part III of this report.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         Citizens Bancshares of South Florida, Inc. ("Citizens Bancshares" or the "Company")was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida ("Citizens National Bank" or the "Bank"), a national banking association then in organization. Citizens Bancshares was incorporated as a mechanism to enhance Citizens National Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of Citizens Bancshares' banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that a national bank maintain a minimum ratio of capital to assets. In the event that Citizens National Bank's growth is such that this minimum ratio is not maintained, Citizens Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Citizens National Bank and otherwise raise capital in a manner which is unavailable to Citizens National Bank under existing banking regulations.

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

         On April 18, 2000, Citizens Capital Management ("CCM") was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National Bank of Southwest Florida. Citizens Capital Management applied with the OCC and was approved to conduct fiduciary responsibilities on August 23, 2000. CCM offers investment management, trust administration, estate planning, and financial planning services.

         On December 3, 2001, the Company filed an Application for Authority to Organize a Bank with the Florida Department of Banking and Finance for a new state bank to be named Bank of Florida and to be located in Fort Lauderdale, Florida. Assuming all regulatory approvals are received and the Company raises at least $7,500,000 in its current stock offering, Bank of Florida is expected to open in the second quarter of 2002.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2001 and December 31, 2000. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                   2001               2000
                                                   ----               ----
ASSETS
------
Cash and Due from Banks                         $ 2,668,535      $ 2,691,050
                                                -----------      -----------

Federal Funds Sold                                6,224,135       10,576,601
Other Investments                                 1,294,805        3,506,353
Loans                                            50,866,391       19,302,050
                                                -----------      -----------

Total Earning Assets                             58,385,331       33,385,004
                                                -----------      -----------

Other Assets                                      1,990,292        2,719,503
                                                -----------      -----------

Total Assets                                    $63,044,158      $38,795,557
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Non-Interest Bearing Deposits                   $ 6,515,330      $ 3,002,190
Savings Deposits                                    641,368          511,591
Time Deposits                                    32,668,252       19,069,581
Other Interest Bearing Deposits                  13,282,396        6,298,119
Other Borrowings                                    997,582                0
Other Liabilities                                   134,580           82,667
                                                -----------      -----------

Total Liabilities                                54,239,508       28,964,148

Stockholders' Equity                              8,804,650        9,831,409
                                                -----------      -----------

Total Liabilities and Stockholders' Equity      $63,044,158      $38,795,557
                                                ===========      ===========

The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2001 and 2000 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities.

2001

ASSETS                                    AVERAGE AMOUNT  INTEREST EARNED  AVERAGE YIELD
------                                    --------------  ---------------  -------------
Federal Funds Sold                         $ 6,224,135      $  263,485         4.23%
Other Investments                            1,294,805          82,671         8.38%
Loans                                       50,866,391       4,029,401         7.92%
                                            ----------       ---------         ----

Total Earning Assets                       $58,385,331      $4,375,557         7.49%
                                           ===========      ==========         ====
LIABILITIES                               AVERAGE AMOUNT  INTEREST PAID  AVERAGE YIELD
-----------                               --------------  -------------  -------------
Savings Deposits                           $   641,368     $  12,460         1.94%
Time Deposits                               32,668,252     1,896,426         5.81%
Other Interest Bearing Deposits             13,282,396       317,915         2.39%
Other Borrowings                               997,582        23,977         2.40%
                                             ---------       -------         ----

Total Interest Bearing Liabilities         $47,589,598    $2,250,778         4.73%
                                           ===========    ==========         ====
2000

ASSETS                                    AVERAGE AMOUNT  INTEREST EARNED  AVERAGE YIELD
------                                    --------------  ---------------  -------------
Federal Funds Sold                         $10,576,601      $  651,339         6.16%
Other Investments                            3,506,353         242,289         6.91%
Loans                                       19,302,050       1,779,649         9.22%
                                            ----------       ---------         ----

Total Earning Assets                       $33,385,004      $2,673,277         8.01%
                                           ===========      ==========         ====
LIABILITIES                               AVERAGE AMOUNT  INTEREST PAID  AVERAGE YIELD
-----------                               --------------  -------------  -------------
Savings Deposits                           $   511,591     $  15,975         3.12%
Time Deposits                               19,069,581     1,142,280         5.99%
Other Interest Bearing Deposits              6.298,119       226,287         3.59%
Other Borrowings                                     0             0
                                             ---------       -------         ----

Total Interest Bearing Liabilities         $25,879,291    $1,384,542         5.35%
                                           ===========    ==========         ====

         For purposes of these analyses, non-accruing loans, if any, are included in the average balances and tax exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Loan fees are not included in interest earned.

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

                             YEAR ENDED DECEMBER 31,
                              2001 COMPARED TO 2000
                           INCREASE (DECREASE) DUE TO

                                      VOLUME            RATE            CHANGE
                                   -----------       ---------       -----------
Interest earned on:
     Federal Funds Sold            $  (268,038)     $(119,816)     $   (387,854)
     Investments                      (152,818)        (6,800)         (159,618)
     Loans                           2,910,232       (660,480)        2,249,752
                                   -----------       ---------       -----------

     Total interest income           2,489,376       (787,096)        1,702,280
                                   -----------       ---------       -----------

Interest paid on:
     Savings Deposits                    4,052          (7,567)          (3,515)
     Time Deposits                     814,569         (60,423)         754,146
     Other Interest Bearing            250,940        (159,312)          91,628
     Other Borrowings                   23,977               0           23,977
                                   -----------       ---------       -----------

     Total interest expense          1,093,539        (227,303)         866,236
                                   -----------       ---------       -----------

Change in Net interest income      $ 1,395,838       $(559,794)     $   836,044
                                   ===========       =========       ===========

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

The following is an analysis of maturities of loans as of December 31, 2001:

                       DUE IN         DUE IN       DUE AFTER
TYPE OF LOAN       1 YEAR OR LESS   1 TO 5 YEARS    5 YEARS        TOTAL
------------       --------------  -------------  -----------   -----------
Commercial          $ 3,649,841     $ 6,286,280   $ 1,531,637   $11,467,758
Real Estate           5,977,760      11,209,851    18,715,291    35,902,902
Lines of Credit       6,841,633       5,221,692     6,003,406    18,066,731
Consumer loans          374,967       2,412,881       180,323     2,968,171
                    -----------     -----------   -----------   -----------
Total               $16,844,201     $25,130,704   $26,430,657   $68,405,562
                    ===========     ===========   ===========   ===========

The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 2001 and 2000.

TYPE OF LOAN                                               DECEMBER 31,
                                                 -----------------------------
                                                      2001          2000
                                                      ----          ----
Commercial loans ..............................   $11,467,758   $ 5,052,787
Real estate loans .............................    35,902,902    24,648,033
Lines of credit ...............................    18,066,731     2,551,517
Consumer loans ................................     2,968,171       747,239
                                                  -----------   -----------

Subtotal ......................................    68,405,562    32,999,576

Allowance for
possible loan losses ..........................       494,205       281,067
Unearned income and deferred loan fees ........        63,802        45,322
                                                  -----------   -----------

Net loans .....................................   $67,847,555   $32,673,187
                                                  ===========   ===========

         The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

         At December 31, 2001, the amount of loans due after one year with predetermined interest rates totaled approximately $10,063,229 while the amount of loans due after one year with floating interest rates totaled approximately $41,498,132.

         Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

         At December 31, 2001, the Company had one loan on nonaccrual with a balance of $238,000, 75% of which is SBA guaranteed. At December 31, 2000, the Company had no non-performing loans. At December 31, 2001 and 2000, no loans were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt re-structurings.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Company's allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2001 and 2000.

TYPE OF LOAN                                                2001          2000
------------                                                ----          ----
Balance at beginning of period                            $281,067     $ 26,885

Charge-offs:
Consumer                                                     1,702        2,520
Commercial                                                       0            0
Residential                                                      0            0

Recoveries:
Consumer                                                       268        1,000
Commercial                                                       0            0
Residential                                                      0            0

Net charge-offs                                              1,434        1,520

Provision for losses charged to operations                 214,572      255,702
                                                          --------     --------

Balance at end of period                                  $494,205     $281,067
                                                          ========     ========

ASSET QUALITY RATIOS:
---------------------

Net charge-offs during the period to average loans
  outstanding during the period                               0.00%        0.01%

Allowance for loan losses to total loans                      0.72%        0.86%

Allowance for loan losses to
         non-performing assets                              207.65%         N/A

Non-performing loans to total loans                           0.35%           0%

Non-performing assets to total assets                         0.31%           0%

At December 31, 2001 and 2000 the allowance for possible loan losses was generally allocated as follows:

                                  2001                          2000
                        -------------------------   -------------------------
                                    PERCENT OF                    PERCENT OF
                                    LOANS IN EACH                 LOANS IN EACH
                                    CATEGORY TO                   CATEGORY TO
                         AMOUNT     TOTAL LOANS     AMOUNT        TOTAL LOANS
                         ------    --------------   ------        -------------
Commercial              $121,026        16.8%      $108,439         15.3%

Real Estate              215,417        52.5%       147,888         74.7%

Lines of credit          135,500        26.4%        19,136          7.7%

Consumer                  22,261         4.3%         5,604          2.3%
                        --------     -------       --------        -----
Total                   $494,205       100.0%      $281,067        100.0%
                        ========     =======       ========        =====

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

The following table presents, at December 31, 2001 and 2000, the carrying value of the Company's investments:

                                                      DECEMBER 31,
                                              ----------------------------
INVESTMENT CATEGORY                              2001              2000
-------------------                           ----------        ----------

Obligations of U.S. Treasury and other
    U.S. Government Agencies                  $   25,000        $1,024,394
State and political subdivisions                       0                 0
Restricted securities, FHLB                      541,760           377,360
  Federal Reserve Bank Stock, at cost         ----------        ----------

Total                                         $  566,760        $1,401,754
                                              ==========        ==========

         The following table indicates the respective maturities and weighted average yields of securities available for sale as of December 31, 2001:

                                             AMOUNT      WEIGHTED AVERAGE YIELD
                                             ------      ----------------------
Obligations of U.S. Treasury
and other U.S. Government Agencies:
         0 - 1 Yr                          $        0           N/A
         Over 10 Yrs                           25,000           5.50%
Other securities:
         No stated maturity                   541,760           5.00%
                                           ----------           ----

Total                                      $  566,760           5.02%
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

         The following table presents, for the years ended December 31, 2001 and 2000, the average amount of and average rate paid on each of the following deposit categories.


DEPOSIT CATEGORY                       AVERAGE AMOUNT            AVERAGE RATE PAID
----------------                   ------------------------      -----------------
                                      2001          2000           2001     2000
                                      ----          ----           ----     ----
Non-interest-bearing
    demand deposits                $6,515,330    $3,002,190        N/A      N/A

Savings deposits                      641,368       511,591       1.94%    3.12%

Time deposits                      32,668,252    17,410,719       5.81%    6.56%

Other interest bearing deposits    13,282,396     6,298,119       2.39%    3.59%

Other borrowings                      997,582             0       2.40%     N/A

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2001:

                                               TIME CERTIFICATES
                                                  OF DEPOSITS
                                                -----------------
         3 months or less                          $6,295,823
         4 - 6 months                               5,754,739
         7 -12 months                              10,785,606
         Over 12 months                             3,346,100
                                                   ----------

         Total                                    $26,182,268

RETURN ON EQUITY AND ASSETS

         Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2001 and 2000 were as follows:

                                                2001          2000
                                                ----          ----
Return on Average Assets                       (0.87)%       (3.41)%
Return on Average Equity                       (7.74)%      (12.86)%
Average Equity to Average Assets Ratio         11.21%        26.48 %

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

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Sensitivity," for an analysis of rate sensitive assets and liabilities.

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

         The Bank is involved in loan participations to correspondent banks with respect to loans that exceed the Bank's lending limits. Management of the Bank has established correspondent relationships with the Independent Bankers' Bank of Florida, SunTrust Bank, Central Florida, N.A., Busey Bank FSB Florida, Marine National Bank, Edison National Bank, Florida Community Bank, Bank of Naples, Village Banc, and Old Florida Bank.

EMPLOYEES

         At December 31, 2001, the Company employed 27 persons full-time and 1 person part-time, including 17 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

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

       Citizens Bancshares leases approximately 3,000 square feet of office space to serve as the operations offices of Citizens Bancshares and Citizens National Bank. The leased premises are located at 3411 Tamiami Trail North, which is adjacent to the property on which Citizens National Bank's main office facility is located. Monthly rental installments of $6,586.00 are due under the lease agreement.

         Citizens Bancshares has also leased approximately 8,083 square feet of office space on the first floor of 110 East Broward Boulevard. This office is presently serving as the headquarters of Bank of Florida (In Organization) and is intended to to be utilized as its main banking office upon opening. Pursuant to the lease agreement, Citizens Bancshares must make monthly rental payments of $17,850.

ITEM 3.  LEGAL PROCEEDINGS

         On March 12, 2001, the Bank was notified that an individual had filed suit against it and its subsidiary, Citizens Capital Management, Inc. stemming from an investment transaction undertaken by an individual. No specific dollar amount in damages is cited in the lawsuit. Management believes that it has meritorious defenses to this lawsuit and plans to defend against it vigoriously.

         There are no other material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 2001 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Citizens Bancshares' common stock is not listed on any exchange or with the Nasdaq Stock Market therefore there is no established public market for the common stock. Transactions occur from time to time as a result of private negotiations. As of March 15, 2002, there were approximately 422 holders of record of Citizens Bancshares' common stock.

         To date, Citizens Bancshares has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Citizens National Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of Citizens Bancshares.

         Citizens National Bank is restricted in its ability to pay dividends under national banking laws and by OCC regulations. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. 60(b), OCC approval is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to
Year Ended December 31, 2000

Financial Condition

The net loss for the year ended December 31, 2001 totaled $552,789 as the Company continued to grow its asset base and expand wealth management services. Significant to this loss was the addition of $214,572 to the provision for loan loss and a net loss of $300,962 related to the operation of Citizens Capital Management. The 2001 loss of $552,789 compares to a loss of $1,263,981 in 2000.

The Company continued to experience growth in assets, loans and deposits. During the year, total assets grew by $27.8 million or 56.4% to $77.7 million. This increase was funded through the attraction of customer deposit funds of $24.2 million during the year, ending with aggregate balances of $64.3 million at December 31, 2001. These funds were principally used to generate new loans of $35.4 million, increasing loan balances outstanding at December 31, 2001 to $68.4 million. Total earning assets rose $25.4 million or 55.5% to $71.2 million.

Results of Operations

Interest income and fees on loans improved from $2,673,000 in 2000 to $4,626,000 in 2001, a 73.0% increase. The yield on average earnings assets for 2001 was 7.92%
compared to 8.01% in 2000. Interest and fees on loans for 2001 totaled $4,280,000 (average yield of 8.41%) compared to $1,780,000 (average yield of 9.92%). Interest on investments decreased from $242,000 in 2000 (average yield of 6.91%) to $83,000 in 2001 (average yield of 6.38%). Interest on Federal Funds sold decreased from $651,000 in 2000 (average yield of 6.16%) to $263,000 in 2001 (average yield of 4.23%). During 2001, the increased volumes of higher yielding loans offset significant declines in the interest rates on earning assets. Average loans comprised 87.1% of average earning assets in 2001 compared to 57.8% in 2000.

Interest paid on deposit accounts amounted to $2,251,000 in 2001 (average rate of 4.06%) compared to $1,385,000 in 2000 (average rate of 5.35%). Non-interest bearing deposits grew from $4,091,000 in 2000 to $9,993,000 in 2001. Non-interest bearing deposits represented 15.5% of total deposits at December 31, 2001 compared to 10.2% of total deposits as of December 31, 2000.

Non-interest income for 2001 increased to $311,000 compared to $44,000 in 2000. Service charges on deposit accounts increased $61,000 in 2001. Fee income from Citizens Capital Management, in their first year of revenue generation, totaled $148,000 in 2001.

Total non-interest expenses increased from $2,341,000 in 2000 to $3,024,000 in 2001, or an increase of 29.2%. Salaries and benefits expense represented the area of greatest change, increasing from $1,248,000 in 2000 to $1,731,000 in 2001. Total assets per employee were $2,753,000 at December 31, 2001 compared to $2,143,000 at December 31, 2000. Occupancy and equipment-related expenses increased by 12.2 % or $53,000 in 2001 compared to 2000. Expenses related to the operation of Citizens Capital Management are included in non-interest expenses. These expenses totaled $449,000 in 2001 compared to $230,912 in 2000. Personnel costs for Citizens Capital Management comprised $356,000 of the total while other operating expenses were $93,000 in 2001.

The addition to the provision for possible loan losses totaled $215,000 in 2001 compared to $256,000 in 2000. Because of a lack of historical loss experience, the provision has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The provision is also influenced by the fact that approximately 30% of the loan portfolio is residential real estate which historically has resulted in a lower percentage of losses.

Loan Portfolio

Management believes that general economic conditions in the Company's operating area, including the real estate market, continue to be healthy due to the growth in the area's population and demand for property and services. Accordingly, the Company experienced continued strong demand for consumer and commercial financing in 2001 as loans increased $35.4 million or 107.3% to $68.4 million at December 31, 2001. At December 31, 2001, commercial loans comprised 16.8% of total loans; real estate loans comprised 52.5%; lines of credit 26.4%; and consumer loans 4.3% of total outstanding loans. Commercial lending activity is focused on seasonal working capital loans and commercial real estate term loans. The Company generally does not seek to purchase or participate in loans of other institutions outside its operating area due to the adequacy of demand in its operating area. At December 31, 2001, the Company had one loan on nonaccrual with a balance of $238,000, 75% of which is SBA-guaranteed. At December 31, 2000, the bank had no non-performing loans.

Deposits

Total deposits increased $24.2 million, or 60.2%, to $64.3 million at December 31, 2001. During 2001, interest-bearing deposits increased 50.6% to $54.3 million while non-interest bearing deposits increased 144.3% to $10.0 million. At December 31, 2001, time deposits represented 65.4 % of total deposits , other interest- bearing deposits represented 19.1 %, and non-interest bearing balances were 15.5 % of total deposits.

Other Borrowings

         Other borrowings consists of an overnight adjustable rate loan from the Federal Home Loan Bank totaling $4,000,000. The loan is collateralized by mortgage loans in the bank's portfolio.

Year Ended December 31, 2000 Compared to
Year Ended December 31, 1999

Financial Condition

As expected, and consistent with the results of de novo banking institutions, the investment in expansion and growth came at the expense of earnings. The net loss for the year ended December 31, 2000 totaled $1,263,981 as the Company continued to grow its asset base in order to cover cost structure. Significant to this loss was the addition of $256,000 to the provision for loan loss and expenses of $230,912 related to the organization of Citizens Capital Management. This loss compares to a loss of $1,100,668 in 1999 which included some $743,000 in pre-opening expenses.

The Company continued to experience growth in assets, loans and deposits. During the year, total assets grew by $21.0 million or 74.5% to $49.3 million. This increase was funded through the attraction of customer deposit funds of $22.2 million during the year, ending with aggregate balances of $40.1 million at December 31, 2000. These funds were principally used to generate new loans of $28.7 million, increasing loan balances outstanding at December 31, 2000 to $33.0 million. The Company's investment in interest-bearing accounts due from banks increased from $2 million to $4 million. Total earning assets rose $22.7 million or 96.6% to $46.1 million.

Results of Operations

Interest income improved from $426,000 in 1999 to $2,673,000 in 2000, a 527.3% increase. The yield on average earnings assets for 2000 was 8.01% compared to 5.42% in 1999. Interest and fees on loans for 2000 was $1,780,000 (average yield of 9.92%) compared to $66,000 (average yield of 11.17%). Interest on investments increased from $124,000 in 1999 (average yield of 5.77%) to $242,000 in 2000 (average yield of 6.91%). Interest on Federal Funds sold increased from $237,000 in 1999 (average yield of 5.48%) to $651,000 in 2000 (average yield of 6.16%). While the rate environment during 2000 was generally higher than that of 1999, the overall yield on earning assets improved mainly due to the change in the mix of the Company's earning assets. During 2000, average loans comprised 57.8% of average earning assets compared to 10.3% in 1999.

Interest on deposit accounts amounted to $1,385,000 in 2000 (average rate of 5.35%) compared to $162,000 in 1999 (average rate of 5.47%).

Non-interest income for 2000 increased to $44,000 from $6,000 in 1999. As the Bank was only in operation for four months in 1999, the annualized increase is consistent with the Bank's growth in customer volume and resultant fee activities.

Total non-interest expenses increased from $1,324,000 in 1999 to $2,341,000 in 2000, or an increase of 76.8%. While total non-interest expenses have grown at a disproportionate rate, many of these expenses began upon the commencement of the Company's banking operations in August 1999 and, accordingly, represent a short year. Comparisons between specific categories are difficult because $743,000 of 1999 expenses are categorized as "pre-opening" other expenses and not identified as specific personnel, occupancy, or other expenses. Salaries and benefits expense represented the area of greatest change, increasing from $699,000 in 1999 to $1,248,000 in 2000. Six full-time equivalent staff members were added in 2000. Total assets per employee were $2,143,000 at December 31, 2000 compared to $1,661,000 at December 31, 1999.

         Expenses related to the organization and operation of Citizens Capital Management totaled $230,912 and are included in the Company's totals. Personnel costs comprised $106,510 of the total while other operating expenses were $124,402.

The provision for possible loan losses increased to $256,000 in 2000 from $27,000 in 1999. Because of a lack of historical loss experience, the provision has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The provision is also influenced by the fact that some 30% of the loan portfolio is residential real estate which historically has resulted in a lower percentage of losses.

Loan Portfolio

Management believed that general economic conditions in the Company's operating area, including the real estate market, continued to be healthy due to the growth in the area's population and demand for property and services. Accordingly, the Company experienced continued demand for consumer and commercial financing in 2000 as loans increased $28.7 million or 661% to $33.0 million at December 31, 2000. At December 31, 2000, commercial loans comprised 33.8% of total loans; commercial real estate loans comprised 28.4%; residential real estate loans were 32.2% and consumer loans were at 5.6%. Commercial lending activity is focused on seasonal working capital loans and commercial real estate term loans. The Company generally does not seek to purchase or participate in loans of other institutions due to the adequacy of demand in its operating area. At December 31, 2000, the Company had no non-performing loans and there were no outstanding loans that would represent troubled debt restructurings.

Deposits

Total deposits increased $22.2 million, or 123.6%, to $40.1 million at December 31, 2000. During 2000, interest-bearing deposits increased 120.4% to $36.0 million while non-interest bearing deposits increased 157.1% to $4.1 million. At December 31, 2000, time deposits represented 63.1% of total deposits, other interest- bearing deposits were at 26.7%, and non-interest bearing balances were 10.2%.

Capital Resources and Liquidity

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. In this regard, certain initial outlays are required to fund the opening of Bank of Florida, In Organization, including investment in premises and equipment, staffing and promotional activities. While it is anticipated that interest income will increase commensurate with interest expense upon the attraction of deposits, non-interest expenses will generally be disproportionately higher until such time as the volume of deposits and earning assets generate net interest income and service fees sufficient to cover these costs. Management's philosophy in each instance of expansion is to attract deposit relationships through the offering of competitive rates, terms and service convenience.

As it is the Company's philosophy to consider the investment portfolio principally as a source of liquidity, deposit growth, except to the extent necessary to maintain such liquidity, is generally utilized to fund the higher yielding loan portfolio, particularly commercial and consumer lending. In addition, it is management's practice to maintain the Company's well-capitalized status in compliance with regulatory guidelines when planning its expansion activities.

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the Office of the Comptroller of the Currency and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets. At December 31, 2001, the Company's Tier I capital ratio was 13.36 %, total risk-based capital ratio was 14.14 % and the leverage ratio was 13.38 %.

The Company's ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks, sources for loan sales and primarily short-term investments that could be liquidated if necessary. While the Company has not had a need to utilize these sources of liquidity, it continues to maintain their availability on a contingent basis.

Interest Sensitivity

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2001.

                                              0-90       91-180        181-365      OVER
                                              DAYS        DAYS          DAYS       1 YEAR     TOTAL
                                              ----        ----          ----       ------     -----
                                                             (Dollars in Thousands)
Interest Earning Assets:
     Federal Funds Sold                     $ 2,757    $     --     $     --     $    --    $ 2,757
     Investment Securities                        0          --           --         567        567
     Loans                                   25,101       2,534        2,174      38,597     68,406
                                            -------    --------     --------     -------    -------

         Total Interest Earning Assets       27,858       2,534        2,174      39,164     71,730
                                            -------    --------     --------     -------    -------

Interest Bearing Deposits                    12,271          --           --          --     12,271
Certificates, less than $100M                 1,086       6,144        4,614       3,998     15,841
Certificates, $100M and over                  6,296       5,755       10,785       3,346     26,182
                                            -------    --------     --------     -------    -------
   Total Interest Bearing Liabilities        19,653      11,899       15,399       7,344     54,295
                                            -------    --------     --------     -------    -------
Interest Sensitivity Gap:
     Sensitive Assets Less Rate
     Sensitive Liabilities                  $ 8,205    $ (9,365)    $(13,225)    $31,820   $17,435

Cumulative Interest Sensitivity Gap           8,205      (1,160)     (14,385)     17,410

Interest Sensitivity Gap Ratio                141.7%       21.3%        14.1%      533.3

Cumulative Interest Sensitivity Gap Ratio     141.7%       96.3%        69.4%      132.1%

         The objective of interest sensitivity management is to minimize the risk associated with the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. Managing this risk involves monthly monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. All assets and liabilities are evaluated as maturing at the earlier of re-pricing date or contractual maturity date. While liabilities without specific terms such as money market, NOW and savings accounts are generally considered core deposits for liquidity purposes, they are deemed to re-price for purposes of interest rate sensitivity analysis. Management subjectively sets rates on all accounts.

         At December 31, 2001, the Company had $32.6 million in interest sensitive assets compared to $47.0 million in interest sensitive liabilities that will mature or re-price within a year.

         A negative gap position is indicative of a bank that has a greater amount of interest sensitive liabilities re-pricing (or maturing) than it does interest sensitive assets, in a given time interval. In this instance, the impact on net interest income would be positive in a declining rate environment and negative if rates were rising. Conversely, a positive gap position represents a greater amount of interest sensitive assets re-pricing (or maturing). Thus, an increase in rates would positively impact net interest income, as the yield on earning assets would increase prior to the increase in the cost of interest bearing liabilities. The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which re-prices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate.

         Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   CITIZENS BANCSHARES OF SOUTH FLORIDA, INC.
                                AND SUBSIDIARIES

                           December 31, 2001 and 2000




                              - - - o o o o o - - -


                                 C O N T E N T S


                                                                       P A G E

Independent Auditors' Report .....................................        1

Consolidated Balance Sheets ......................................        2

Consolidated Statements of Operations ............................        3

Consolidated Statements of
    Stockholders' Equity .........................................        4

Consolidated Statements of Cash Flows ............................        5

Notes to Consolidated Financial Statements .......................     6 - 24


                              - - - o o o o o - - -

Board of Directors and Stockholders of
Citizens Bancshares of South Florida, Inc.
Naples, Florida



                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Citizens Bancshares of South Florida, Inc. and its subsidiaries Citizens National Bank of Southwest Florida and Citizens Capital Management, Inc. (collectively, the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Bancshares of South Florida, Inc. and subsidiaries as of December 31, 2001, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.




                                                    Certified Public Accountants





January 31, 2002
Naples, Florida

                          CONSOLIDATED BALANCE SHEETS

          CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

                                                                                                 2001                      2000
                                                                                             ------------              ------------
      A S S E T S
      -----------

Cash and due from banks                                                                      $  3,244,930              $    994,225
Federal funds sold                                                                              2,757,000                 7,742,000
                                                                                             ------------              ------------
                   TOTAL CASH AND CASH EQUIVALENTS                                              6,001,930                 8,736,225
                                                                                             ------------              ------------

Interest-bearing deposits in banks                                                                      0                 4,000,000

Securities available for sale - NOTE B                                                             75,760                    75,760
Securities held to maturity (fair value
 approximates $999,375 in 2000) - NOTE B                                                                0                   999,394

Loans - NOTE C                                                                                 68,405,562                32,999,576
Less:
 Allowance for loan losses - NOTE C                                                              (494,205)                 (281,067)
 Unearned income and deferred loan fees                                                           (63,802)                  (45,322)
                                                                                             ------------              ------------
                                         NET LOANS                                             67,847,555                32,673,187
                                                                                             ------------              ------------

Restricted securities, Federal Home Loan Bank
 Federal Reserve Bank stock, at cost                                                              491,000                   326,600
Premises and equipment - NOTE D                                                                 2,178,422                 2,151,067
Accrued interest receivable                                                                       342,320                   229,657
Other assets                                                                                      154,826                    96,468
                                                                                             ------------              ------------
                                                                                             $ 77,091,813              $ 49,288,358
                                                                                             ============              ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits - NOTE E                                                                            $ 64,287,574              $ 40,134,980
Other borrowings - NOTE F                                                                       4,000,000                         0
Accrued interest payable                                                                            4,690                    26,745
Accrued expenses and other liabilities                                                            278,752                    53,047
                                                                                             ------------              ------------
                                 TOTAL LIABILITIES                                             68,571,016                40,214,772
                                                                                             ------------              ------------

Commitments - NOTE H

Stockholders' Equity - NOTE K:
 Preferred stock, par value $.01 per share,
  1,000,000 shares authorized, no shares
  issued and outstanding                                                                                0                         0
 Common stock, par value $.01 per share,
  20,000,000 shares authorized, 1,165,370
  shares issued and outstanding                                                                    11,654                    11,654
 Additional paid-in capital                                                                    11,549,700                11,549,700
 Accumulated deficit                                                                           (3,040,557)               (2,487,768)
                                                                                             ------------              ------------
                        TOTAL STOCKHOLDERS' EQUITY                                              8,520,797                 9,073,586
                                                                                             ------------              ------------
                                                                                             $ 77,091,813              $ 49,288,358
                                                                                             ============              ============


          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2000 and 1999

                                                                              2001                   2000                    1999
                                                                          -----------            -----------            -----------
INTEREST INCOME

 Interest and fees on loans                                               $ 4,279,940            $ 1,779,649            $    65,528
 Interest on securities and other                                              82,671                242,289                123,763
 Interest on federal funds sold                                               263,485                651,339                236,870
                                                                          -----------            -----------            -----------
                   TOTAL INTEREST INCOME                                    4,626,096              2,673,277                426,161
                                                                          -----------            -----------            -----------
INTEREST EXPENSE
 Interest on deposits                                                       2,250,778              1,384,542                162,772
 Interest on other borrowings                                                       0                      0                 19,080
                                                                          -----------            -----------            -----------
                 TOTAL INTEREST EXPENSE                                     2,250,778              1,384,542                181,852
                                                                          -----------            -----------            -----------

                     NET INTEREST INCOME                                    2,375,318              1,288,735                244,309
PROVISION FOR LOAN LOSSES                                                     214,572                255,702                 26,885
                                                                          -----------            -----------            -----------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                                    2,160,746              1,033,033                217,424

NON-INTEREST INCOME
 Service charges, commissions and fees                                        310,764                 44,020                  6,130
                                                                          -----------            -----------            -----------
                                                                            2,471,510              1,077,053                223,554
                                                                          -----------            -----------            -----------
NON-INTEREST EXPENSES
 Salaries and employee benefits - NOTE L                                    1,731,279              1,248,478                698,503
 Occupancy expenses                                                           213,827                197,891                143,925
 Equipment rental, depreciation and
  maintenance                                                                 275,058                237,810                 59,275
 General operating - NOTES J AND N                                            804,135                656,855                422,519
                                                                          -----------            -----------            -----------
                    TOTAL OTHER EXPENSES                                    3,024,299              2,341,034              1,324,222
                                                                          -----------            -----------            -----------
                LOSS BEFORE INCOME TAXES                                     (552,789)            (1,263,981)            (1,100,668)

INCOME TAXES - NOTE G                                                               0                      0                      0
                                                                          -----------            -----------            -----------
                               NET LOSS                                   $  (552,789)           $(1,263,981)           $(1,100,668)
                                                                          ===========            ===========            ===========

LOSS PER SHARE                                                            $     (0.47)           $     (1.09)           $     (1.98)
                                                                          ===========            ===========            ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                         1,165,370              1,164,675                554,558
                                                                          ===========            ===========            ===========


           See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                  Years ended December 31, 2001, 2000 and 1999

                                                                                                         ACCUMULATED
                                                                    ADDITIONAL                              OTHER
                                                   COMMON            PAID-IN             ACCUMULATED     COMPREHENSIVE
                                                   STOCK              CAPITAL              DEFICIT         INCOME            TOTAL
                                                   -----              -------              -------         ------            -----
Balance (deficit)
  December 31, 1998                             $         5         $        495         $  (123,119)        $0        $   (122,619)
 Common stock issued,
  net of offering
  cost of $92,347                                    11,451           11,346,903                   0          0          11,358,354
 Common stock retired
  with offering proceeds
  (organizational shares)                                (5)                (495)                  0          0                (500)
 Comprehensive loss:
  Net loss for 1999                                       0                    0          (1,100,668)         0          (1,100,668)
  Unrealized gain on
   available for sale
   investment securities                                  0                    0                   0                              0
                                                -----------         ------------         -----------     ------        ------------
 Total comprehensive loss                                                                                                (1,100,668)
                                                -----------         ------------         -----------     ------        ------------
Balance (deficit)
  December 31, 1999                                  11,451           11,346,903          (1,223,787)         0          10,134,567
 Common stock issued                                    203              202,797                   0          0             203,000
 Comprehensive loss:
  Net loss for 2000                                       0                    0          (1,263,981)         0          (1,263,981)
  Unrealized gain on
   available for sale
   investment securities                                  0                    0                   0          0                   0
                                                -----------         ------------         -----------     ------        ------------
 Total comprehensive loss                                                                                                (1,263,981)
                                                -----------         ------------         -----------     ------        ------------
Balance (deficit)
  December 31, 2000                                  11,654           11,549,700          (2,487,768)         0           9,073,586
 Comprehensive loss:
  Net loss for 2001                                       0                    0            (552,789)         0            (552,789)
  Unrealized gain on
   available for sale
   investment securities                                  0                    0                   0          0                   0
                                                -----------         ------------         -----------     ------        ------------
 Total comprehensive loss                                                                                                  (552,789)
                                                -----------         ------------         -----------     ------        ------------
Balance (deficit)
  December 31, 2001                             $    11,654         $ 11,549,700         $(3,040,557)    $    0        $  8,520,797
                                                ===========         ============         ===========     ======        ============


          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                  Years ended December 31 2001, 2000 and 1999


                                                                    2001                2000                1999
                                                                 ----------         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $ (552,789)        $(1,263,981)         $(1,100,668)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                     197,097             177,008               45,606
  Provision for loan losses                                         214,572             255,702               26,885
  Accretion of deferred loan fees
   and discounts                                                    (68,328)            (36,998)                   0
  Increase in accrued interest receivable                          (112,663)           (177,934)             (51,723)
  Increase in other assets                                          (58,358)            (44,444)             (21,091)
  Increase (decrease) in accrued interest payable                   (22,055)             23,479              (15,140)
  Increase (decrease) in accrued expenses
    and other liabilities                                           225,705            (103,511)             156,557
                                                                 ----------         -----------          -----------
    NET CASH USED IN OPERATING ACTIVITIES                          (176,819)         (1,170,679)            (959,574)
                                                                 ----------         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing deposits
  in banks                                                        4,000,000          (2,000,000)          (2,000,000)
 Net increase in loans                                          (35,321,218)        (28,596,114)          (4,334,141)
 Purchase of securities available for sale                         (164,400)            (25,000)            (377,360)
 Proceeds from (purchases of) securities held
  to maturity                                                     1,000,000                   0             (987,915)
 Purchase of premises and equipment                                (224,452)           (157,935)            (866,449)
                                                                 ----------         -----------          -----------
               NET CASH USED IN INVESTING ACTIVITIES            (30,710,070)        (30,779,049)          (8,565,865)
                                                                 ----------         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                        24,152,594          22,187,609           17,947,373
 Borrowings on (repayment of) short-term notes                    4,000,000                   0           (1,600,000)
 Net proceeds from issuance of common stock                               0             203,000           11,358,353
                                                                 ----------         -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        28,152,594          22,390,609           27,705,726
                                                                 ----------         -----------          -----------
       NET INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                           (2,734,295)         (9,559,119)          18,180,287

CASH AND CASH EQUIVALENTS
  Beginning of period                                             8,736,225          18,295,344              115,057
                                                                 ----------         -----------          -----------
  End of period                                                  $6,001,930         $ 8,736,225          $18,295,344
                                                                 ==========         ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:

   Interest                                                      $2,272,833         $ 1,361,063          $   181,851
                                                                 ==========         ===========          ===========



          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

Citizens Bancshares of South Florida, Inc. (the Company) was incorporated under the laws of the state of Florida. The Company's activities prior to August 24, 1999 were limited to the organization of Citizens National Bank of Southwest Florida, (the Bank), as well as preparation for a $12,000,000 common stock offering (the Offering). On August 24, 1999, the Company and the Bank emerged from the development stage and began operations. The Bank plans to have a secondary public offering during 2002 using a significant portion of the proceeds to open a new bank, the Bank of Florida, in Ft. Lauderdale, Florida. Assuming all required regulatory approvals are received and the offering is successful, it is expected that the new bank will commence operations in the second quarter of 2002.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Citizens National Bank of Southwest Florida, and Citizens Capital Management, Inc. All significant intercompany balances and transactions have been eliminated.

Citizens Capital Management, Inc., during 2000, obtained approval from the Office of the Comptroller of the Currency to conduct trust operations. The trust assets under management as well as the contingent liability associated with those assets are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Bank provides a full range of commercial and consumer banking services primarily within the Naples, Florida area. As a national bank, it is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. During 2001, The Bank began efforts to expand it's operations into the Ft. Lauderdale, Florida area by forming the Bank of Florida.

Use of Estimates:

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash, demand balances due from banks and federal funds sold are considered cash and cash equivalents for cash flow reporting purposes. Generally, federal funds are sold for one-day periods.

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

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


Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. The Company and it's subsidiaries file a consolidated tax return.

New Accounting Pronouncements:

Effective January 1, 2001, the Bank adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either other assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement did not have a material impact on financial condition and results of operations.

          CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE B - SECURITIES

The amortized cost, unrealized gains and losses and estimated fair value of investment securities shown in the consol

                                                                                       GROSS UNREALIZED    ESTIMATED
                                                                        AMORTIZED      ----------------      FAIR
                                                                          COST         GAINS      LOSSES     VALUE
                                                                          ----         -----     -------     -----
December 31, 2001:

Available for sale securities:
 U.S. Treasury securities                                                $25,000         $0         $0       $25,000
 Independent Bankers Bank Stock                                           50,760          0          0        50,760
                                                                        --------       -----     -------    --------
 Totals                                                                  $75,760         $0         $0       $75,760
                                                                        ========       =====     =======    ========

                                                                                       GROSS UNREALIZED    ESTIMATED
                                                                        AMORTIZED      ----------------      FAIR
                                                                          COST         GAINS      LOSSES     VALUE
                                                                          ----         -----     -------     -----
December 31, 2000:

Available for sale securities:
 U.S. Treasury securities                                               $ 25,000         $0        $ 0      $ 25,000
 Independent Bankers Bank Stock                                           50,760          0          0        50,760
                                                                        --------       -----     -------    --------
 Totals                                                                 $ 75,760         $0        $ 0      $ 75,760
                                                                        ========       =====     =======    ========
Held to maturity securities:
 U.S. agency obligations                                                $999,394         $0        $19      $999,375
                                                                        --------       -----     -------    --------
 Totals                                                                 $999,394         $0        $19      $999,375
                                                                        ========       =====     =======    ========

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE B - SECURITIES (CONTINUED)

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Bank's portfolio and analysis servicer. As of December 31, 2001, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows:


                                                              AVAILABLE FOR SALE
                                                              ------------------
                                                            AMORTIZED        FAIR
                                                              COST          VALUE
                                                            ---------     ---------
Due after ten years                                         $ 25,000       $25,000
                                                            ---------     ---------
                                                              25,000        25,000

Independent Bankers Bank Stock                                50,760        50,760
                                                            ---------     ---------
Totals                                                      $ 75,760       $75,760
                                                            =========     =========

NOTE C - LOANS

The composition of loans at December 31 is as follows:

                                                             2001          2000
                                                         -----------   -----------
Commercial                                               $11,467,758   $ 5,052,787
Real estate                                               35,902,902    24,648,033
Lines of credit                                           18,066,731     2,551,517
Consumer                                                   2,968,171       747,239
                                                         -----------   -----------
Totals                                                   $68,405,562   $32,999,576
                                                         ===========   ===========

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

The Bank had one loan on nonaccrual as of December 31, 2001 for a balance of $238,518. The Bank had no loans on nonaccrual as of December 31, 2000.

          CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE C - LOANS (CONTINUED)

The activity in the allowance for loan losses for the years ended December 31 is as follows:


                                                                                      2001            2000            1999
                                                                               ------------    ------------    -----------
Balance at beginning of year                                                   $    281,067    $     26,885    $         0
Provision charged to operations                                                     214,572         255,702         26,885
Charge-offs                                                                          (1,702)         (2,520)             0
Recoveries                                                                              268           1,000              0
                                                                               ------------    ------------    -----------
Balance at end of year                                                         $    494,205    $    281,067    $    26,885
                                                                               ============    ============    ===========

NOTE D - PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

                                                                                    2001            2000
                                                                               ------------    ------------
Land and land improvements                                                     $    545,269    $    545,269
Building                                                                          1,056,407       1,050,407
Leasehold improvements                                                               25,497          23,640
Furniture, fixtures and equipment                                                   475,096         287,991
EDP equipment and software                                                          495,671         466,181
                                                                               ------------    ------------
                                                                                  2,597,940      2,373,488
Less accumulated depreciation                                                       419,518         222,421
                                                                               ------------    ------------
Totals                                                                         $  2,178,422    $  2,151,067
                                                                               ============    ============

Depreciation expense was $197,097, $177,008, and $45,606 for the years ended December 31, 2001, 2000 and 1999, respectively

NOTE E - DEPOSITS

Deposits at December 31 are comprised of the following:

                                                                                     2001           2000
                                                                               ------------    ------------
Interest-bearing:
     Money market                                                              $  4,868,795    $  6,675,459
     Negotiable order of withdrawal accounts                                      6,517,843       3,498,288
     Savings                                                                        884,501         550,861
Certificates of deposit:
      Less than $100,000                                                         15,840,965      10,815,076
      $100,000 or more                                                           26,182,268      14,504,398
                                                                               ------------    ------------
                                                                                 54,294,372      36,044,082
Demand (non-interest bearing)                                                     9,993,202       4,090,898
                                                                               ------------    ------------
Totals                                                                         $ 64,287,574    $ 40,134,980
                                                                               ============    ============


           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE E - DEPOSITS (CONTINUED)

The maturities on certificates of deposit of $100,000 or more as of December 31, 2001 are as follows:

Three months or less                                                 $ 6,295,823
Over three months to six months                                        5,754,739
Over six months to twelve months                                      10,785,606
Over twelve months                                                     3,346,100
Total                                                                $26,182,268

Included in interest expense is $1,134,555, $681,952 and $62,819 which relates to interest on certificates of deposit of $100,000 or more for 2001 and 2000, respectively.

The maturities on certificates of deposits as of December 31, 2001 are as follows:

2002                                                                 $33,368,370
2003                                                                   8,440,897
2004                                                                      52,230
2005                                                                      61,199
2006                                                                     100,537
                                                                     -----------
Total                                                                $42,023,233
                                                                     ===========

NOTE F - OTHER BORROWINGS

The other borrowings consist of an overnight adjustable rate loan from Federal Home Loan Bank with an interest rate of 1.83% at December 31, 2001. The loan is collateralized by mortgage loans held in t


NOTE G - INCOME TAXES

At December 31, 2001 and 2000, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward an

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE G - INCOME TAXES (CONTINUED)

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                       2001       2000
                                                  -----------   ---------
Deferred tax assets:
   Net operating loss carryforwards               $   665,503   $ 565,806
   Allowance for loan losses                          167,431      85,965
   Organizational and startup costs                   184,769     179,343
   Other deductions deferred for
     income taxes                                      11,515       8,317
                                                  -----------   ---------
                                                    1,029,218     839,431
                                                  -----------   ---------
Deferred tax liabilities:
   Depreciation on premises and equipment              44,050      42,728
                                                   ----------   ---------
                                                      985,168     796,703
   Valuation allowance                                985,168     796,703
                                                   ----------   ---------
Deferred tax assets (liability), net               $        0   $       0
                                                   ==========   =========



At December 31, 2001, the Company had a tax net operating loss carryforward of approximately $1,957,000 expiring during 2019 through 2021.


NOTE H - COMMITMENTS

The Company has entered into an operating lease agreement for certain bank offices which expire October 31, 2004. In addition, the Company has operating leases for office equipment which expire on various dates through 2005. Rent expense was $133,844 for 2001, $128,615 for 2000, and $57,421 for 1999 related to these leases. Subsequent to the balance sheet date, the Bank entered into two additional operating lease agreements for new banking facilities in both Naples, Florida and Ft. Lauderdale, Florida. In Naples, the Bank is entering into a 10 year lease agreement with a related party expected to commence July 1, 2002. In Ft. Lauderdale, the Company entered into a 7.5 year lease agreement commencing February 1, 2002.

Future minimum rental commitments as of December 31, 2001 are as follows:

Year ending -
December 31, 2002                        $   546,434
December 31, 2003                            780,275
December 31, 2004                            776,497
December 31, 2005                            706,809
December 31, 2006                            742,153
Thereafter                                 3,299,568
                                         -----------
Total minimum payments required          $ 6,851,736
                                         ===========

               CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                                December 31, 2001 and 2000


NOTE H - COMMITMENTS (CONTINUED)

The Company and the Bank have entered into employment agreements expiring at various dates through July 2004 with five senior officers providing for annual compensation aggregating approximately $513,800.


NOTE I - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute from 1% to 15% of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 25% of the employees contributions. The Company made contributions to the Plan in the amount of $10,348 during 2001 and no contributions during 2000 and 1999. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee's account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

NOTE J - RELATED PARTY TRANSACTIONS

The Bank has granted loans to executive officers and directors of the Bank and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 2001 is as follows:



           Loan balances at December 31, 2000    $ 1,421,130
           New loans                                 388,525
           Repayments                               (198,666)
                                                  ----------
           Loan balances at December 31, 2001     $1,610,989
                                                  ==========


The Bank also has accepted deposits from employees, officers and directors of the Bank and the Company and from affiliates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors. Such deposits amounted to approximately $6,093,792 at December 31, 2001 and $2,266,174 at December 31, 2000.

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE K - STOCKHOLDERS' EQUITY

The Company has adopted an incentive stock option plan for certain of its employees and has authorized and reserved 150,000 shares of common stock for issuance under this plan.

The Company applies APB 25 in accounting for its stock option plan described above. The option price under the stock option plan equals or exceeds the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Had compensation cost for the Company's stock option plan been determined under SFAS 123, based on the fair market value at the grant dates, the Company's proforma net loss and net loss per share would have been as follows:

                                     2001             2000             1999
                                     ----             ----             ----
Net loss as reported            $  (552,789)   $  (1,263,981)   $  (1,100,668)
Proforma net loss               $  (600,574)   $  (1,303,788)   $  (1,198,670)
Net loss per share as reported  $     (0.47)   $       (1.09)   $       (1.98)
Proforma net loss per share     $     (0.52)   $       (1.12)   $       (2.16)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in 2001, 2000 and 1999 include: dividend yield of 0.00%, expected volatility of 0.00%, 0.00% and 16.12%, risk-free interest rate of 5.08%, 5.25% and 6.00% and average expected lives of 3.05, 3.91 and 4.92 years, respectively. At December 31, 2001, 2000 and 1999, options for 61,113; 35,167 and 17,000 shares were exercisable at an average price per share of $10.00. Options granted expire after 10 years and are exercisable in 20% to 33.33% increments annually. Transactions related to this stock option plan are as follows:


                                                                  WEIGHTED
                                             OPTIONS           AVERAGE OPTION
                                           OUTSTANDING        PRICE PER SHARE
                                           -----------        ---------------
 Balance December 31, 1998                        0
 Granted                                     88,650                $10.00
                                           -----------        ---------------

 Balance December 31, 1999                   88,650                $10.00
 Granted                                     10,000                $10.00
 Forfeited                                     (150)               $10.00
                                           -----------        ---------------
 Balance December 31, 2000                   98,500                $10.00
 Granted                                     19,900                $10.00
 Forfeited                                     (300)               $10.00
                                           -----------        ---------------

 Balance December 31, 2001                  118,100                $10.00
                                           ===========        ===============

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

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

The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2001, no amount was available for distribution to the Company as dividends without prior approval.

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


                            Capital to risk-weighted assets
                            -------------------------------   Tier 1 capital
                               Total        Tier 1           to average assets
                            ----------    ----------         -----------------

Well capitalized                10%           6%                     5%
Adequately capitalized           8%           4%                     4%
Undercapitalized                 6%           3%                     3%

The Company was considered well capitalized as of December 31, 2001 and 2000.

Management is not aware of any events or circumstances that have occurred since December 31, 2001 that would change the Company's capital category.

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE K - STOCKHOLDERS' EQUITY (CONTINUED)

At December 31 actual capital levels and minimum required levels were as follows (in thousands):


                                                                                                      Minimum Required
                                                                           Minimum                       To Be Well
                                                                          Required                    Capitalized Under
                                                                         For Capital                  Prompt Corrective
                                                                           Adequacy                        Action
                                                Actual                     Purposes                      Regulations
------------------------------------------------------------------------------------------------------------------------
                                         Amount       Ratio            Amount      Ratio             Amount        Ratio
------------------------------------------------------------------------------------------------------------------------

2001
Total capital (to risk
    weighted assets)
      Consolidated                      $ 9,015       14.14%           $ 5,102      8.00%            $ 6,377      10.00%
      Bank                              $ 7,022       11.01%           $ 5,102      8.00%            $ 6,377      10.00%
Tier 1 capital (to risk
    weighted assets)
      Consolidated                      $ 8,520       13.36%           $ 2,551      4.00%            $ 3,826       6.00%
      Bank                              $ 6,528       10.24%           $ 2,551      4.00%            $ 3,826       6.00%
Tier 1 capital (to
    average assets)
      Consolidated                      $ 8,520       13.38%           $ 2,547      4.00%            $ 3,184       5.00%
      Bank                              $ 6,528       10.25%           $ 2,547      4.00%            $ 3,184       5.00%

2000
Total capital (to risk
    weighted assets)
      Consolidated                      $ 9,354       27.90%           $ 2,682      8.00%            $ 3,352      10.00%
      Bank                              $ 7,303       23.21%           $ 2,518      8.00%            $ 3,147      10.00%
Tier 1 capital (to risk
    weighted assets)
      Consolidated                      $ 9,074       27.07%           $ 1,341      4.00%            $ 2,011       6.00%
      Bank                              $ 7,022       22.31%           $ 1,259      4.00%            $ 1,888       6.00%
Tier 1 capital (to
    average assets)
      Consolidated                      $ 9,074       18.72%           $ 1,939      4.00%            $ 2,423       5.00%
      Bank                              $ 7,022       15.13%           $ 1,857      4.00%            $ 2,321       5.00%

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE L - OFF-BALANCE SHEET RISK

In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Banks' balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

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

Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Banks' exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2001 and 2000, the Bank had commitments of approximately $5,121,217 and $5,688,424, respectively, for undisbursed portions of loans in process and unused portions of lines of credit. Commitments under standby letters of credit aggregated approximately $1,184,456 and $0 at December 31, 2001 and 2000, respectively.

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table presents the estimates of fair value of financial instruments as of December 31:

                                                                          2001
                                                                -------------------------
                                                                              ESTIMATED
                                                                  CARRYING       FAIR
                                                                   AMOUNT        VALUE
                                                                -----------   -----------
Financial assets:
   Cash and cash equivalents                                    $ 6,001,930   $ 6,001,930
   Securities available for sale                                     75,760        75,760
   Restricted securities                                            491,000       491,000
   Net loans                                                     67,847,555    68,740,420
   Accrued interest receivable                                      342,320       342,320
Financial liabilities:
   Deposits                                                      64,287,574    64,972,574
   Other Borrowings                                               4,000,000     4,000,000
   Accrued interest payable                                           4,690         4,690
Off-Balance Sheet Credit Risk:
   Commitments to extend credit                                   5,121,217     5,121,217
   Standby letters of credit                                      1,184,456     1,184,456

                                                                          2001
                                                                -------------------------
                                                                              ESTIMATED
                                                                  CARRYING       FAIR
                                                                   AMOUNT        VALUE
                                                                -----------   -----------
Financial assets:
   Cash and cash equivalents                                    $ 8,736,225   $ 8,736,225
   Interest-bearing deposits in bank                              4,000,000     4,000,000
   Securities available for sale                                     75,760        75,760
   Securities held to maturity                                      999,394       999,375
   Restricted securities                                            326,600       326,600
   Net loans                                                     32,999,576    32,856,575
   Accrued interest receivable                                      229,657       229,657
Financial liabilities:
   Deposits                                                      40,134,980    40,440,498
   Accrued interest payable                                          26,745        26,745
Off-Balance Sheet Credit Risk:
   Commitments to extend credit                                   5,688,424     5,688,424

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

           Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

           Securities: For securities available for sale fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE N - GENERAL OPERATING EXPENSES

The following amounts comprise general operating expenses for the years ended December 31:

                                                   2001        2000        1999
                                                   ----        ----        ----
Stationery and supplies                         $ 57,219    $ 67,901    $ 84,321
Data processing                                  189,426     171,584      34,936
Professional and outside service fees            216,740     228,105      75,344
Advertising, marketing and public
   relations                                      57,080      45,221      63,652
Dues and subscriptions                            39,679      29,531      30,211
Insurance                                         15,538      14,800      24,347
License, fees and taxes                           33,674      22,997      16,196
Other                                            194,779      76,716      93,512
                                                --------    --------    --------
Totals                                          $804,135    $656,855    $422,519
                                                ========    ========    ========

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE O - CONDENSED FINANCIAL INFORMATION

The condensed financial information of Citizens Bancshares of South Florida, Inc. (parent company only) as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, is as follows:


        BALANCE SHEETS

                                                                            December 31
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
Assets:
   Investment in and indebtedness of
     subsidiaries, at equity                                   $  6,527,857          $  7,022,180
   Cash and due from banks                                        2,189,263             2,051,593
   Other assets                                                       3,862                     0
                                                               ------------          ------------
                                                               $  8,720,982          $  9,073,773
                                                               ============          ============
Liabilities:
   Accrued expenses and other liabilities                      $    200,185          $        187

Stockholders' equity:
   Preferred stock                                                        0                     0
   Common stock                                                      11,654                11,654
   Additional paid-in capital                                    11,549,700            11,549,700
   Accumulated deficit                                           (3,040,557)           (2,487,768)
                                                               ------------          ------------
                          TOTAL STOCKHOLDERS'EQUITY               8,520,797             9,073,586
                                                               ------------          ------------
                                                               $  8,720,982          $  9,073,773
                                                               ============          ============

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE O - CONDENSED FINANCIAL INFORMATION (CONTINUED)

        STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                                           2001             2000             1999
                                                                                      -----------      -----------      -----------
Income:

   Interest on investment
     securities and other                                                             $    17,866      $    92,007      $    94,360

Expenses:
   Interest on other borrowings                                                                 0                0           19,080
   Salaries and employee benefits                                                          20,019                0          305,869
   Occupancy                                                                                    0                0           65,877
   Equipment rental, depreciation
     and maintenance                                                                                                            193
   General operating                                                                       56,313                0          222,377
                                                                                      -----------      -----------      -----------
                                                                                           76,332                0          613,396
                                         TOTAL EXPENSES                               -----------      -----------      -----------
                          INCOME (LOSS) FROM OPERATIONS
                      BEFORE INCOME TAXES AND EQUITY IN
                 UNDISTRIBUTED NET LOSS OF SUBSIDIARIES                                   (58,466)          92,007         (519,036)

Income taxes                                                                                    0                0                0
                                                                                      -----------      -----------      -----------
                         INCOME (LOSS) BEFORE EQUITY IN
                 UNDISTRIBUTED NET LOSS OF SUBSIDIARIES                                   (58,466)          92,007         (519,036)

Equity in undistributed net loss
   of subsidiaries                                                                       (494,323)      (1,355,988)        (581,632)
                                                                                      -----------      -----------      -----------
                                               NET LOSS                                  (552,789)      (1,263,981)      (1,100,668)

Accumulated deficit:
   Beginning of year                                                                   (2,487,768)      (1,223,787)        (123,119)
                                                                                      -----------      -----------      -----------
   End of year                                                                        $(3,040,557)     $(2,487,768)     $(1,223,787)
                                                                                      ===========      ===========      ===========


                                  (230,912)CCM

           CITIZENS BANCSHARES OF SOUTH FLORIDA, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000


NOTE O - CONDENSED FINANCIAL INFORMATION (CONTINUED)

           STATEMENTS OF CASH FLOWS

                                                                                          2001            2000              1999
                                                                                          ----            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $   (552,789)     $ (1,263,981)     $ (1,100,668)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Equity in undistributed net
        loss of subsidiaries                                                            494,323         1,355,988           581,632
      Depreciation of premises and
        equipment                                                                             0                 0               193
      (Increase) decrease in other
        assets                                                                           (3,862)           10,000            30,933
      Increase (decrease) in accrued
        expenses and other liabilities                                                  199,998               187           (18,406)
                                                                                   ------------      ------------      ------------
      NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                                                     137,670           102,194          (506,316)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiary banks                                                             0                 0        (8,969,800)
   Purchase of premises and equipment                                                         0                 0          (510,145)
   Sale of premises and equipment                                                             0                 0         1,859,249
                                                                                   ------------      ------------      ------------
                                   NET CASH USED IN
                               INVESTING ACTIVITIES                                           0                 0        (7,620,696)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of short-term notes                                                              0                 0        (1,600,000)
   Proceeds from issuance of common stock                                                     0           203,000        11,358,354
                                                                                   ------------      ------------      ------------
                               NET CASH PROVIDED BY
                               FINANCING ACTIVITIES                                           0           203,000         9,758,354
                                                                                   ------------      ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                   137,670           305,194         1,631,342

Cash and cash equivalents:
   Beginning of year                                                                  2,051,593         1,746,399           115,057
                                                                                   ------------      ------------      ------------
   End of year                                                                     $  2,189,263      $  2,051,593      $  1,746,399
                                                                                   ============      ============      ============



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement. The exhibits which are denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form SB-2 for Citizens Bancshares filed with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a double asterisk (**) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a triple asterisk (***) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a quadruple asterisk (****) were previously filed as a part of Form 8-K filed with the SEC on October 29, 2001. The exhibits which are denominated by a (*****) were previously filed as a part of Form SB-2 filed with the SEC on December 28, 2001. The exhibits which are denominated by a (******) were previously filed as a part of Form 10-QSB/A-1 filed with the SEC on December 3, 2001. The exhibit numbers correspond to the exhibit numbers in the referenced document.


   Exhibit
   Number                          Description of Exhibit
------------------------------------------------------------
     *    3.1         Amended and  Restated Articles of Incorporation  of Citizens
                      Bancshares
     *    3.2         Bylaws of Citizens Bancshares
  ****    3.3         Amendment   to   Articles   of  Incorporation
    **    4.1         Specimen Common Stock Certificate
    **    4.3         Form of Stock Purchase Warrant - 1999 Offering
 *****    4.4         Form of Stock Purchase Warrant - 2002 Offering
    **   10.1         Employment  Agreement  of  Michael L. McMullan, dated as  of
                      April 28, 1999
   ***   10.1.1       Amendment, dated as of  August 24, 1999, to  the Employment
                      Agreement of Michael L. McMullan
     *   10.2         Agreement for the Purchase and Sale of Real Property
    **   10.3         Employment Agreement of Polly M. Rogers, dated as of  April
                      28, 1999
   ***   10.3.1       Amendment, dated as of  August 24, 1999,  to  the Employment
                      Agreement of Polly M. Rogers
   ***   10.4         1999 Stock Option Plan
   ***   10.5         Form of Incentive Stock Option Agreement
******   10.6         Employment Agreement of  Craig  Sherman,  dated as of May 3,
                      1999
******   10.7         Employment  Agreement  of  Thomas  M.  Whelan, dated  as of
                      April 28, 1999
         21.1         Subsidiaries of the Registrant

         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the quarter ended December 31, 2001.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITIZENS BANCSHARES OF SOUTHWEST FLORIDA, INC.


Dated:  March 21, 2002        By: /s/ Michael L. McMullan
                                 -----------------------------------------------
                                   Michael L. McMullan
                                   Chief Executive Officer (Principal Executive
                                   Officer)


Dated:  March 21, 2002        By: /s/ Thomas M. Whelan
                                 -----------------------------------------------
                                   Thomas M. Whelan
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                                       Title                                       Date
---------                                       -----                                       ----
/s/ Joe B. Cox                          Chairman and Director                           March 21, 2002
----------------------------------
Joe B. Cox

/s/ Michael L. McMullan                 Chief Executive Officer and Director            March 21, 2002
----------------------------------
Michael L. McMullan

/s/ Polly M. Rogers                     President and Director                          March 21, 2002
----------------------------------
Polly M. Rogers

/s/ Earl L. Frye                        Director                                        March 21, 2002
----------------------------------
Earl L. Frye

                                        Director
----------------------------------
Stanley W. Hole

/s/ John B. James                       Director                                        March 21, 2002
----------------------------------
John B. James

/s/ LaVonne Johnson                     Director                                        March 21, 2002
----------------------------------
LaVonne Johnson

/s/ Luc C. Mazzini                      Director                                        March 21, 2002
----------------------------------
Luc C. Mazzini

/s/ Bernard L. Turner                                                                   March 21, 2002
----------------------------------
Bernard L. Turner


----------------------------------
Lorenzo Walker