Form 10QSB
period 2002-03-31
BANCSHARES OF FLORIDA INC
filed 2002-05-15
CIK 1082368

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended                              Commission File Number:
       March 31, 2002                                          333-74997


                           BANCSHARES OF FLORIDA, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                                 59-3535315
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)


3411 Tamiami Trail North, Suite 200, Naples, Florida                 34103
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

         Yes       X                                No ______________
             ---------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $0.01 per value                        1,679,997
---------------------------------------       --------------------------------
               Class                          Outstanding as of April 30, 2002

Transitional Small Business Disclosure Format:

                  Yes ______________                 No      X
                                                        ------------

                          PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements
-------   --------------------

CONSOLIDATED BALANCE SHEETS
BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY

                                                                                       March 31, 2002          December 31, 2001
                                                                                    --------------------      --------------------
                 ASSETS                                                                (Unaudited)
                 ------
Cash & due from banks                                                                  $      1,409,485         $       3,244,930
Federal funds sold                                                                            5,472,000                 2,757,000
                                                                                    --------------------      --------------------
              Total cash and cash equivalents                                                 6,881,485                 6,001,930
                                                                                    --------------------      --------------------

Interest-bearing deposits in banks                                                              210,307                         -
Securities available for sale                                                                    75,760                    75,760
Securities held to maturity                                                                           -                         -
Loans                                                                                        76,606,970                68,405,562
Less:   allowance for loan losses                                                              (700,705)                 (494,205)
Less:   unearned income and deferred loan fees                                                  (54,767)                  (63,802)
                                                                                    --------------------      --------------------
        Net loans                                                                            75,851,498                67,847,555
                                                                                    --------------------      --------------------

Restricted securities, Federal Home Loan Bank and

Federal Reserve Bank Stock, at cost                                                             531,100                   491,000
Premises and equipment, net                                                                   2,895,022                 2,178,422
Accrued interest receivable                                                                     385,003                   342,320
Other assets                                                                                    254,585                   154,826
                                                                                    --------------------      --------------------
                        TOTAL ASSETS                                                   $     87,084,760        $       77,091,813
                                                                                    ====================      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits:
Non-interest bearing                                                                   $      9,063,744         $       9,993,202
Interest bearing                                                                             67,003,778                54,294,372
                                                                                    --------------------      --------------------
     Total deposits                                                                          76,067,522                64,287,574

Federal Home Loan Bank Borrowings                                                                                       4,000,000
Accrued interest payable                                                                          5,161                     4,690
Accrued Expenses and other liabilities                                                          248,209                   278,752
                                                                                    --------------------      --------------------
                        TOTAL LIABILITIES                                                    76,320,892                68,571,016
                                                                                    --------------------      --------------------


Preferred stock, par value $.01 per share,
1,000,000 shares authorized; no shares issued
and outstanding                                                                                       -                         -
Common stock, par value $.01 per share,
20,000,000 shares authorized;1,441,170 and 1,165,370
shares issued and outstanding, respectively                                                      14,412                    11,654
Additional paid-in capital                                                                   14,304,942                11,549,700
Accumulated deficit                                                                          (3,555,486)               (3,040,557)
Unrealized loss on securities available for sale                                                      -                         -
                                                                                    --------------------      --------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                         10,763,868                 8,520,797
                                                                                    --------------------      --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $     87,084,760         $      77,091,813
                                                                                    ====================      ====================

CONSOLIDATED STATEMENTS OF OPERATIONS
BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY
              (Unaudited)

                                                                                         Three months ended March 31,
                                                                                          2002                 2001
                                                                                    ----------------      ----------------
INTEREST INCOME
   Interest and fees on loans                                                        $    1,261,180         $     850,416
   Interest on securities and other                                                           8,397                61,255
   Interest on federal funds sold                                                            18,444               119,826

                                                                                    ----------------      ----------------
          TOTAL INTEREST INCOME                                                           1,288,021             1,031,497
                                                                                    ----------------      ----------------

INTEREST EXPENSE
   Interest on deposits                                                                     526,028               551,584
   Interest on other borrowings                                                              12,402
                                                                                    ----------------      ----------------
          TOTAL INTEREST EXPENSE                                                            538,430               551,584
                                                                                    ----------------      ----------------

          NET INTEREST INCOME (LOSS)                                                        749,591               479,913

Provision for loan losses                                                                  (206,398)              (50,751)
                                                                                    ----------------      ----------------
NET INTEREST INCOME (LOSS) AFTER PROVISION
      FOR LOAN LOSSES                                                                       543,193               429,162

NON-INTEREST INCOME
   Service charges, commissions and fees                                                    111,525                32,412


NON-INTEREST EXPENSES
   Salaries and employee benefits                                                           412,242               389,111
   Occupancy expenses                                                                        62,769                59,445
   Equipment rental, depreciation & maintenance                                              65,232                56,830
   General operating                                                                        629,404               146,120
                                                                                    ----------------      ----------------
          TOTAL NON-INTEREST EXPENSES                                                     1,169,647               651,506
                                                                                    ----------------      ----------------
          LOSS BEFORE INCOME TAXES                                                         (514,929)             (189,932)

INCOME TAXES                                                                                      -                     -
                                                                                    ----------------      ----------------
          NET LOSS                                                                   $     (514,929)        $    (189,932)
                                                                                    ================      ================

NET LOSS PER SHARE                                                                   $        (0.42)        $       (0.16)
                                                                                    ================      ================

AVERAGE SHARES OUTSTANDING                                                                1,222,145             1,165,370
                                                                                    ================      ================

CONSOLIDATED STATEMENTS OF CASH FLOWS
BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY

                                                                                            Three months ended March 31,
                                                                                           2002                     2001
                                                                                    -------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                           $        (514,929)        $       (189,932)
  Adjustments to reconcile net loss to net
    cash used in operating activies:
      Depreciation                                                                              52,707                   47,558
      Provision for loan losses                                                                206,500                   50,751
      Net securities amortization and accretion                                                      -                     (606)
      (Increase) Decrease in accrued interest receivable                                       (42,683)                  (3,192)
      (Increase) Decrease in other assets                                                      (99,759)                 (22,908)
      Increase (Decrease) in accrued interest payable                                              471                   (8,051)
      Increase (Decrease) in accrued expenses and other liabilities                            (30,543)                  (6,808)
                                                                                    -------------------       ------------------

          Total adjustments                                                                     86,693                   56,744
                                                                                    -------------------       ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                         (428,236)                (133,188)
                                                                                    -------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                                                     (8,210,443)              (8,464,388)
  Net(increase) decrease in interest bearing deposits in banks                                (210,307)               4,000,000
  Proceeds for maturity of securities held to maturity                                               -                1,000,000
  Purchase of Restricted Securities                                                            (40,100)                (105,300)
  Purchase of premises and equipment                                                          (769,307)                  (5,906)
                                                                                    -------------------       ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (9,230,157)              (3,575,594)
                                                                                    -------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                                 2,758,000                        -
  Increase in deposits                                                                      11,779,948               10,142,956
  Increase in FHLB borrowings                                                               (4,000,000)
                                                                                    -------------------       ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   10,537,948               10,142,956
                                                                                    -------------------       ------------------

NET INCREASE (DECREASE) IN CASH                                                                879,555                6,434,174
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS
Beginning of period                                                                          6,001,930                8,736,225
                                                                                    -------------------       ------------------

End of period                                                                        $       6,881,485         $     15,170,399
                                                                                    ===================       ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                                             $         537,959         $        559,635
                                                                                    ===================       ==================

                   BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

Organization:
-------------

      Bancshares of Florida, Inc. ("the Company") was incorporated as Citizens Bancshares of Southwest Florida, Inc. ("Citizens Bancshares") in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (the "Bank" or "Citizens National Bank"), a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Citizens Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

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

     Throughout this report, Bancshares of Florida, the Bank and Citizens Capital Management are collectively referred to as the "Company."

Basis of Presentation:
----------------------

     The accompanying unaudited consolidated financial statements include the accounts of the Company. All inter-Company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's consolidated financial position and results of operations. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations
-------------

General
-------

     The following is a discussion of the Company's financial condition and results of operations for the period ended March 31, 2002:

Financial Condition
-------------------

         On March 31, 2002, the Company had approximately $76.1 million in deposits as compared to $64.3 million at December 31, 2001. Stockholders' equity totaled approximately $10.8 million at March 31, 2002 compared to approximately $8.5 million at December 31, 2001.

         The Company had approximately $75.9 million in net loans as of March 31, 2002 compared to approximately $67.8 million as of December 31, 2001. The majority of the Company's remaining liquidity was invested in overnight federal funds and totaled approximately $5.5 million compared to approximately $2.8 million on December 31, 2001.

         Citizens Capital Management, a subsidiary of Citizens National Bank, had approximately $63.3 million in assets under advisement as of March 31, 2002 compared to approximately $27.1 million in assets under advisement as of March 31, 2001.

Results of Operations
---------------------

            Interest income generated during the quarter ended March 31, 2002 totaled $1,288,021 compared to $1,031,497 for the same period in 2001. Approximately 97.9% of interest income for the first quarter of 2002 resulted from interest and fees on loans compared to 82.4% for the first quarter of 2001. Interest expense totaled $538,430 for the first three months of 2002 compared to $551,584 for that period in 2001. Interest expense resulted from interest paid on customer deposits and short-term borrowings from the Federal Home Loan Bank. Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. For the three-month period ended March 31, 2002, the Company's net interest income was 3.35% reflecting a yield on average earning assets of 6.83% and the cost of average interest-bearing liabilities of 3.48%. This compares to the Company's net interest income of 2.94% the first quarter of 2001. During that period, the Company's yield on average earning assets was 8.46% and the cost of average interest-bearing liabilities was 5.52%.

     A total of $206,398 was added to the provision for loan loss for the quarter ended March 31, 2002 compared to $50,751 for the quarter ended March 31, 2001. The increase is mainly related to the addition of $150,000 to the provision, reflecting a substandard risk rating on one loan.

     Non-interest income totaled $111,525 for the quarter ended March 31, 2002 compared to $32,412 in that quarter of 2001. The significant increase is a result of fees generated by the Bank's subsidiary, Citizens Capital Management, which totaled $70,714 the first quarter of 2002. Citizens Capital

Management had no fee income the first quarter of 2001, its first quarter of operation. Other non-interest income consists of fees charged by the Bank to loan and deposit customers.

     The Company's non-interest expense totaled $1,169,647 for the first quarter of 2002 compared to $651,506 for the comparable period in 2001. Expenses related to personnel totaled $412,242 for the first quarter of 2002 compared to $389,111 for the comparable period in 2001. Non-interest expenses charged to Citizens Capital Management, the Bank's subsidiary, totaled $120,361 for the quarter ended March 31, 2002 compared to $99,860 for the quarter ended March 31, 2001. Non-interest expenses related to the organization of the Bank of Florida totaled $293,891 for the quarter ended March 31, 2002.

     The Company's net loss for the first quarter of 2002 totaled $514,929, compared to a loss of $189,932 for the quarter ended March 31, 2001. Management anticipates that the Company will continue to experience losses from operations until such time as the operations of the Bank, the Bank of Florida (in organization) and Citizens Capital Management achieve profitable volume levels.

     Bancshares of Florida, Inc. is not aware of any current recommendation by any regulatory authority which, if implemented, would have a material effect on Citizens Bancshares' liquidity, capital resources or results of operations.




              Cautionary Note Regarding Forward-Looking Statements
              ----------------------------------------------------

     Bancshares of Florida, Inc. may, from time to time, make written or oral forward-looking statements, including statements contained in Bancshares of Florida, Inc. filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Bancshares of Florida, Inc. actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Bancshares of Florida, Inc. market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. Bancshares of Florida, Inc. cautions that such factors are not exclusive. Bancshares of Florida, Inc. does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, Bancshares of Florida, Inc.

PART II. - OTHER INFORMATION

Item 5.  Other Information.
---------------------------

     On April 30, 2002, an amendment to the Company's Articles of Incorporation was deemed effective by the Florida Department of State, Division of Corporations. This amendment changed the Company's name from Citizens Bancshares of South Florida, Inc. to Bancshares of Florida, Inc.

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement. The exhibits which are denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form SB-2 for Citizens Bancshares filed with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a double asterisk (**) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a triple asterisk (***) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a quadruple asterisk (****) were previously filed as a part of Form 8-K filed with the SEC on October 29, 2001. The exhibits which are denominated by a (*****) were previously filed as a part of Form SB-2 filed with the SEC on December 28, 2001. The exhibits which are denominated by a (******) were previously filed as a part of Form 10-QSB/A-1 filed with the SEC on December 3, 2001. The exhibit which is denominated by a (*******) was previously filed as Exhibit 99.1 to a Form 8-K filed with the SEC on May 10, 2002)

 Exhibit
 Number                            Description of Exhibit
 -------------------------------------------------------------------------------

      *     3.1     Amended and Restated Articles of Incorporation of Citizens
                      Bancshares
      *     3.2     Bylaws of Citizens Bancshares
   ****     3.3     Amendment to Articles of Incorporation
*******     3.4     Articles of Amendment to Articles of Incorporation
     **     4.1     Specimen Common Stock Certificate
     **     4.3     Form of Stock Purchase Warrant - 1999 Offering
  *****     4.4     Form of Stock Purchase Warrant - 2002 Offering
     **     10.1    Employment Agreement of Michael L. McMullan, dated as of
                      April 28, 1999
    ***     10.1.1  Amendment, dated as of August 24, 1999, to the Employment
                      Agreement of Michael L. McMullan
      *     10.2    Agreement for the Purchase and Sale of Real Property
     **     10.3    Employment Agreement of Polly M. Rogers, dated as of April
                      28, 1999
    ***     10.3.1  Amendment, dated as of August 24, 1999, to the Employment
                      Agreement of Polly M. Rogers
    ***     10.4    1999 Stock Option Plan
    ***     10.5    Form of Incentive Stock Option Agreement
 ******     10.6    Employment Agreement of Craig Sherman, dated as of May 3,
                      1999
 ******     10.7    Employment Agreement of Thomas M. Whelan, dated as of
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

Date: May 13, 2002              By: /s/ Michael L. McMullan
                                    ----------------------------
                                    Michael L. McMullan, Chief Executive Officer


Date: May 13, 2002              By: /s/ Thomas M. Whelan
                                    ---------------------
                                    Thomas M. Whelan, Executive Vice President
                                    (principal financial and accounting officer)