Form 10QSB
period 2002-06-30
BANCSHARES OF FLORIDA INC
filed 2002-08-14
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period End June 30,2002

Commission File Number: 333-74997

BANCSHARES OF FLORIDA, INC.

(Exact name of small business issuer as specified in its charter)

Florida State or other jurisdiction of Incorporation or organization)	59-3535315 (I.R.S. Employer Identification No.)

3411 Tamiami Trail North, Suite 200, Naples, Florida (Address of principal executive offices)	34103 (Zip Code)

Issuer’s telephone number: 941-643-4646

Not applicable
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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.01 per value Class	1,994,040 Outstanding as of August 12, 2002

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CONSOLIDATED BALANCE SHEETS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

For the periods ended June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$3,409,354	$3,244,930
Federal funds sold	2,490,000	2,757,000

TOTAL CASH AND CASH EQUIVALENTS	5,899,354	6,001,930

Interest-bearing deposits in banks	4,229,030	0
Securities available for sale	575,760	75,760

	0	0

Loans	79,501,455	68,405,562
Less:
Allowance for loan losses	(678,245)	(494,205)
Unearned income and deferred loan fees	(44,313)	(63,802)

NET LOANS	78,778,897	67,847,555

Restricted securities, Federal Home Loan Bank
Federal Reserve Bank stock, at cost	531,100	491,000
Premises and equipment	4,358,868	2,178,422
Accrued interest receivable	364,707	342,320
Other assets	146,380	154,826

TOTAL ASSETS	$94,884,096	$77,091,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$78,873,476	$64,287,574
Other borrowings	0	4,000,000
Accrued interest payable	4,846	4,690
Accrued expenses and other liabilities	75,495	278,752

TOTAL LIABILITIES	78,953,817	68,571,016

Commitments
Stockholders’ Equity
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 1,994,049 and 1,165,370 shares issued and outstanding, respectively	19,941	11,654
Additional paid-in capital	19,828,203	11,549,700
Accumulated deficit	(3,917,865)	(3,040,557)

TOTAL STOCKHOLDERS’ EQUITY	15,930,279	8,520,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,884,096	$77,091,813

CONSOLIDATED STATEMENTS OF OPERATIONS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

	(Unaudited)
	Three months ended June 30,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$1,368,199	$1,043,374
Interest on securities and other	26,941	7,018
Interest on federal funds sold	22,185	67,214

TOTAL INTEREST INCOME	1,417,325	1,117,606

INTEREST EXPENSE
Interest on deposits	544,029	553,512
Interest on other borrowings	0	0

TOTAL INTEREST EXPENSE	544,029	553,512

NET INTEREST INCOME	873,296	564,094
PROVISION FOR LOAN LOSSES	34,222	65,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	839,074	498,894
NON-INTEREST INCOME
Service charges, commissions and fees	124,121	75,861

	963,195	574,755

NON-INTEREST EXPENSES
Salaries and employee benefits	756,311	406,384
Occupancy expenses	129,634	45,947
Equipment rental, depreciation and maintenance	81,644	68,959
General operating	357,985	180,126

TOTAL NON-INTEREST EXPENSES	1,325,574	701,416

LOSS BEFORE INCOME TAXES	(362,379)	(126,661)
INCOME TAXES	0	0

NET LOSS	$(362,379)	$(126,661)

LOSS PER SHARE	$(0.21)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,751,903	1,165,370

CONSOLIDATED STATEMENTS OF OPERATIONS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

	(Unaudited)
	Six months ended June 30,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$2,629,379	$1,893,791
Interest on securities and other	35,338	68,273
Interest on federal funds sold	40,629	187,040

TOTAL INTEREST INCOME	2,705,346	2,149,104

INTEREST EXPENSE
Interest on deposits	1,070,057	1,105,096
Interest on other borrowings	12,402	0

TOTAL INTEREST EXPENSE	1,082,459	1,105,096

NET INTEREST INCOME	1,622,887	1,044,008
PROVISION FOR LOAN LOSSES	240,620	115,951

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,382,267	928,057
NON-INTEREST INCOME
Service charges, commissions and fees	235,646	108,273

	1,617,913	1,036,330

NON-INTEREST EXPENSES
Salaries and employee benefits	1,417,843	795,496
Occupancy expenses	258,814	96,567
Equipment rental, depreciation and maintenance	147,435	134,614
General operating	671,129	326,246

TOTAL NON-INTEREST EXPENSES	2,495,221	1,352,923

LOSS BEFORE INCOME TAXES	(877,308)	(316,593)
INCOME TAXES	0	0

NET LOSS	$(877,308)	$(316,593)

LOSS PER SHARE	$(0.59)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,487,024	1,165,370

CONSOLIDATED STATEMENTS OF CASH FLOWS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

	(Unaudited)
	Six months ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(877,308)	$(316,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,252	96,066
Provision for loan losses	240,620	115,951
Accretion of deferred loan fees and discounts	(12,278)	(606)
Increase in accrued interest receivable	(22,387)	(58,892)
(Increase) decrease in other assets	8,447	(47,234)
Increase (decrease) in accrued interest payable	156	(15,615)
Increase (decrease) in accrued expenses and other liabilities	(203,257)	(39,632)
Total adjustments	117,553	50,038

NET CASH USED IN OPERATING ACTIVITIES	(759,755)	(266,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(4,229,030)	4,000,000
Net increase in loans	(11,159,684)	(17,315,367)
Purchase of securities available for sale	(500,000)	0
Proceeds from (purchases of) securities held to maturity	0	1,000,000
Purchase of restricted securities	(40,100)	(105,300)
Purchase of premises and equipment	(2,286,940)	(28,497)

NET CASH USED IN INVESTING ACTIVITIES	(18,215,754)	(12,449,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,585,901	14,115,545
Borrowings on (repayment of) short-term notes	(4,000,000)	0
Net proceeds from issuance of common stock	8,286,790	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,872,691	14,115,545

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,818)	1,399,826
CASH AND CASH EQUIVALENTS
Beginning of period	6,001,930	8,736,225

End of period	$5,899,354	$10,136,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,082,303	$1,120,711

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Organization:

            Bancshares of Florida was incorporated as Citizens Bancshares of Southwest Florida, Inc. (“Bancshares”) in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (the “Bank” or “Citizens National Bank”), a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 19 99, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

            On April 18, 2000, Citizens Capital Management was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National Bank of Southwest Florida. Citizens Capital Management applied to the Office of the Comptroller of Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. Citizens Capital Management offers investment management, trust administration, estate planning, and financial planning services. On May 28, 2002, Citizens Capital Management changed its corporate name to Florida Trust Company, Inc.

            On December 3, 2001, the Company filed an Application for Authority to Organize a Bank with the Florida Department of Banking and Finance for a new state bank to be named Bank of Florida and to be located in Fort Lauderdale, Florida. Bank of Florida opened for business on July 16, 2002.

            Throughout this report, Bancshares of Florida, the Bank, Florida Trust Company and Bank of Florida are collectively referred to as the “Company.”

Basis of Presentation:

            The accompanying unaudited consolidated financial statements include the accounts of the Company. All inter-Company accounts and transactions have been eliminated in consolidation.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For the Six Months Ended, June 30, 2002 and 2001)

General

  Bancshares of Florida, f/k/a Citizens Bancshares of South Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida, a national banking association then in organization. The holding company structure provides flexibility for expansion of Bancshares of Florida’s banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Citizens National’s or Bank of Florida’s growth is such that this minimum ratio is not maintained, Bancshares of Florida may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Citizens National or Bank of Florida, and otherwise raise capital in a m anner that is unavailable to its bank subsidiaries under existing banking regulations.

  For approximately the first eleven months following its incorporation, the main activities of Bancshares of Florida centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National. By August 1999, Bancshares of Florida had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

  Citizens National is a full service commercial bank with full trust powers. Citizens National offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Citizens National provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

  On April 18, 2000, Citizens Capital Management, Inc. was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National. Citizens Capital Management applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. Citizens Capital Management offers investment management, trust administration, estate planning, and financial planning services. On May 28, 2002, Citizens Capital Management changed its corporate name to Florida Trust Company, Inc.

  On July 16, 2002, Bancshares of Florida opened the Bank of Florida, a newly formed state-chartered commercial bank, in Ft. Lauderdale, Florida. Bank of Florida opened with over $7 million in capital and offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

Results of Operations

Overview

  For the three-month period ended June 30, 2002, we reported a net loss of $ 362,379 compared to a loss of $126,661 for the comparable period in 2001. Interest income generated during the quarter ended June 30, 2002 totaled $1,417,325 compared to $1,117,606 for the same period in 2000. Approximately 96.5% of interest income for the second quarter of 2002, resulted from interest and fees on loans compared to 93.4% for the second quarter of 2001, a result of continued strong loan growth at Citizens National. Interest expense totaled $544,029 for the second quarter of 2002 compared to $553,512 for that period in 2001. Interest expense resulted entirely from interest paid on customer deposits. Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. For the three-month period ended June 30, 2002, our net interest income yield was 3.34%, reflecting a yield on average earning assets of 6.57% a nd the cost of average interest-bearing liabilities of 3.24%.

  As a result of our continued growth in loans, a total of $34,222 was added to the provision for loan loss for the three months ended June 30, 2002, compared to $65,200 for the three month period ended June 30, 2001.

  Non-interest income totaled $124,121 for the three month period ended June 30, 2002, compared to $75,861 for the three month period ended June 30, 2001. Non-interest income included $67,563 in fees generated by Florida Trust Company during the second quarter of 2002 compared to $51,564 for the comparable period in 2001.

  Our non-interest expense totaled $1,325,574 for the second quarter of 2002, compared to $701,416 for the comparable period in 2001. Expenses related to personnel totaled $756,311 for the second quarter of 2002, compared to $406,384 for the comparable period in 2001. Non-interest expenses attributed to the operation of Florida Trust Company totaled $143,604 for the three-month period ended June 30, 2002 compared to $104,729 for the comparable period in 2001. Non-interest expenses attributed to Bank of Florida totaled $334,747 for the three-month period ended June 30, 2002.

  For the six-month period ended June 30, 2002, we reported a net loss of $877,308, compared to a loss of $316,593 for the comparable period in 2001. Interest income generated during the six months ended June 30, 2002 totaled $2,705,346, compared to $2,149,104 for the same period in 2001. Approximately 97.2% of interest income for the first six months of 2002 resulted from interest and fees on loans, compared to 88.2% for the first six months of 2001, a result of continued strong loan growth at Citizens National. Interest expense totaled $1,082,459 for the first six months of 2002, compared to 1,105,096 for that period in 2001. Interest expense resulted mainly from interest paid on customer deposits. For the six-month period ended June 30, 2002, our net interest income yield was 3.33%, reflecting a yield on average earning assets of 6.66% and the cost of average interest-bearing liabilities of 3.33%.

  A total of $240,620 was added to the provision for loan loss for the six months ended June 30, 2002, compared to $115,951, for the six month period ended June 30, 2001.

  Non-interest income totaled $235,646 for the six month period ended June 30, 2002, compared to $108,273 for the comparable period in 2001. Non-interest income included $138,277 in fees generated by Florida Trust Company during the first two quarters of 2002 compared to $51,564 for the comparable period in 2001.

  Our non-interest expense totaled $2,495,221 for the first six months of 2002, compared to $1,352,923 for the comparable period in 2001. Expenses related to personnel totaled $1,417,843 for the first two quarters of 2002, compared to $795,496 for the comparable period in 2001. Non-interest expenses attributed to the operation of Florida Trust Company, Citizens National’s subsidiary, totaled $263,965 for the six-month period ended June 30, 2002 compared to $204,589 for the comparable period in 2001. Non-interest expenses attributed to Bank of Florida totaled $628,638 for the six-month period ended June 30, 2002.

Average Balances, Income and Expenses, and Rates

  The following table depicts, for the periods indicated, certain information related to our average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

  [Table follows this page.]

Average Balances, Income and Expenses, and Rates (dollars in thousands)

	For the Six Months Ended June 30,

	2002			2001

	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Earning assets:
Interest earning deposits	$1,933	$19	2.01%	$1,527	$53	6.91%
Securities	583	16	5.51%	559	16	5.62%
Federal funds sold	4,926	41	1.65%	7,292	187	5.14%
Loans	74,020	2,629	7.12%	42,244	1,894	8.99%

Total earning assets	81,461	2,705	6.66%	51,622	2,149	8.35%

Non-earning assets	6,222			4,540

Total Assets	$87,683			$56,162

Interest-bearing liabilities:
NOW and money market	$14,102	$73	1.03%	$14,127	$223	3.16%
Savings	806	2	0.46%	599	7	2.50%
Time deposits	48,978	996	4.08%	27,641	875	6.35%
Other borrowings	1,229	12	2.02%	0		n/a

Total interest-bearing liabilities	65,115	1,082	3.33%	42,367	1,105	5.23%

Non interest-bearing liabilities	15,404			6,615
Stockholders’ equity	7,165			7,180

Total liabilities and equity	$87,683			$56,162

Net interest income before provision		$1,623			$1,044

Interest-rate spread			3.33%			3.12%

Net interest margin			3.71%			3.73%

Ratio of average earning assets to average interest-bearing liabilities	125.1%			121.8%

Comparison of Results of Operations for the Six Months Ended June 30, 2002

Net Interest Income . The largest component of our net income is “net interest income”, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities.

  Net interest income was $1,622,887 for the six months ended June 30, 2002, as compared to $1,044,008 for the six months ended June 30, 2001. The $29.2 million increase in loans (58.0%) between the periods had the most significant impact on the improvement in total interest income. Net interest income increased 55.5% for the six months ended June 30, 2002, versus the comparable period in 2001. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.33% for the six months ended June 30, 2002, as compared to 3.12% for the six months ended June 30, 2001. Net interest margin, net interest income divided by average assets declined slightly to 3.71% for the six months ended June 30, 2002, as compared to 3.73% for the six months ended June 30, 2001. The increase in spread was a result of increases in loan volumes having a greater impact on these ratios than the numerous declines in interest rates during the first six months of 2002.

Provision and Allowance For Credit Losses. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans. Management’s judgement as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

  The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

  Activity in the allowance for credit losses follows:

	Six Months Ended June 30, 2002	Twelve Months Ended December 31, 2001

Balance, beginning of period	$494,205	$281,067
Recoveries	0	268
Charge-offs	(56,580)	(1,702)
Charged to operations	240,620	214,572
Balance, end of period	678,245	494,205

  At June 30, 2002, the allowance for credit losses amounted to $678,245, or 0.85% of outstanding loans. At December 31, 2001, the allowance for credit losses totaled $494,205, or 0.72% of outstanding loans. The provision for credit losses was $240,620 for the six months ended June 30, 2002. For the same six month period in 2001, the provision for credit losses was $115,951. The provision for possible loan losses increased to $678,245 as of June 30, 2002 compared to $494,205 as of December 31, 2001. Because of a lack of historical loss experience, the provision has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The provision is also influenced by the fact that some 30% of the loan portfolio is residential real estate which historically has resulted in a lower percentage of losses.

Non-interest Income and Expense

Non-interest Income . Our primary sources of non-interest income include service charges on deposit accounts and fees related to loans which are closed in the name of a third party. Other sources of non-interest income include debit card, atm card, check printing, safe deposit, wire transfer and official check fees.

  Total non-interest income increased by $127,373 during the six months ended June 30, 2002, as compared to the same period in 2001, reflecting increased activity fees related to increases in deposit and loan balances. Non-interest income totaled $235,646 for the six months ended June 30, 2002, as compared to $108,273 for the comparable period in 2001.

Non-interest Expense . As Citizens National Bank and Florida Trust Company continued to grow and we incurred expenses related to the organization of Bank of Florida in Fort Lauderdale, total non-interest expense increased by $1,142,298 during the six months ended June 30, 2002, as compared to the same period in 2001. Some 55.0% of this increase, or $628,637 was related to start-up costs for Bank of Florida. For the first six months of 2002, this increase involved increases in salary and benefits of $622,347 that resulted from the addition of staff due to continued growth and provided normal salary and benefit increases. Occupancy and equipment related expenses increased $175,068 in the first six months of 2002, as compared to the same period in 2001. The organization of Bank of Florida occupancy and equipment expenses totaled $144,285 in the first six months of 2002 or 82.4% of the total increase.

Comparison of Results of Operations for the Three Months Ended June 30, 2002

Net Interest Income. Net interest income was $873,296 for the three months ended June 30, 2002, as compared to $564,094 for the three months ended June 30, 2001. The increase was directly related to significant increase in loan volume of 58.0% (approximately $29.2 million) between the periods. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities was 3.34% for the three months ended June 30, 2002, as compared to 3.21% for the three months ended June 30, 2001.

Noninterest Income and Expense

Noninterest Income . Total noninterest income increased by $48,260 during the three months ended June 30, 2002, as compared to the same period in 2001, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $124,121 for the three months ended June 30, 2002, as compared to $75,861 for the comparable period in 2001.

Noninterest Expense . Total noninterest expense increased by $624,158 during the three months ended June 30, 2002, as compared to the same period in 2001, as a result of Citizens Bancshares’ continued strong growth. This 89.0% increase reflected increased personnel expenses related to additions in loan production, Florida Trust Company staffing components, as well as organizational costs for Bank of Florida. Noninterest expenses related to Bank of Florida totaled $334,747 during the second quarter of 2002, or 53.6% of the total noninterest expense increase when compared to the second quarter of 2001.

Financial Condition

  Our total assets at June 30, 2002, were $94.9 million, increasing from $77.1 million at December 31, 2001. The increase of approximately $17.8 million was due principally to the increase in loan balances of $11.1million and a $4.2 million increase in interest-bearing deposits in banks. Deposits increased approximately $14.6 million, with $1.2 million of the increase attributable to non-interest bearing deposits, a 12.2% increase compared to a 24.6% increase ($13.4 million) in interest bearing deposits.

  Total stockholders’ equity as of June 30, 2002, was $15,930,279 million, an increase of $7.4 million or approximately 87.0%, compared with stockholders’ equity of approximately $8.5 million as of December 31, 2001. This increase is primarliy attributable to the sale of $8.3 million of Bancshares common stock in the first half of 2002.

  The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2002	Year Ended Dec 31, 2002

Return on average assets	(2.00)%	(0.87)%
Return on average equity	(24.49)%	(7.74)%
Interest-rate spread during the period	3.33%	2.76%
Net interest margin	3.71%	3.62%
Allowance for credit losses to period end loans	0.85%	0.72%
Net charge-offs to average loans	0.08%	0.00%
Nonperforming assets to period end total assets	0.21%	0.31%
Average Equity to Average Assets ratio	8.17%	11.24%

Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring our sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and the Federal Home Loan Bank.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, averaged $6.9 million in the first six months of 2002, as compared to $8.8 million in the same period of 2001. At June 30, 2002, and December 31, 2001, short-term investments totaled $6.7 million and $2.8 million, respectively. These funds are a source of our liquidity and are generally invested in an earning capacity on an overnight basis.

  Management regularly reviews our liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and borrowings from the Federal Home Loan Bank. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Deposits. Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $78.9 million at June 30, 2002, and $64.3 million at December 31, 2001. Most of the $14.6 million increase in deposits since December 31, 2001, was attributable to continued growth in certificates of deposit. The funding requirements for loans have continued to grow in the first six months of 2002, from 2001 levels. Loans have increased $11.1 million during the period from December 31, 2001, to June 30, 2002. As noted, we have also experienced strong growth in non-interest deposits as management continued a conscious effort to attract deposits from commercial relationships. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

Capital. The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets, therefore our capital is currently measured only at our subsidiary banks’ level. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 cap ital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

  Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Bancshares of Florida and Citizens National exceeded their minimum regulatory capital ratios as of June 30, 2002, as reflected in the following table which sets forth its regulatory capital position: (dollars in thousands)

	Actual		Minimum (1)		Well-Capitalized (2)

	Amount	%	Amount	%	Amount	%

Total Capital (to Risk-Weighted Assets)	$7,547	10.14%	$5,956	8.00%	$ 7,445	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$6,869	9.23%	$2,978	4.00%	$ 4,467	6.00%
Tier 1 Capital (to Average Assets)	$6,869	7.43%	$3,698	4.00%	$ 4,623	5.00%

______________

(1)	The minimum required for adequately capitalized purposes.

(2)	To be “well-capitalized” under the FDIC’s Prompt Corrective Action regulations.

            Bancshares of Florida, Inc. is not aware of any current recommendation by any regulatory authority which, if implemented, would have a material effect on Citizens Bancshares’ liquidity, capital resources or results of operations.

Cautionary Note Regarding Forward-Looking Statements

            Bancshares of Florida, Inc. may, from time to time, make written or oral forward-looking statements, including statements contained in Bancshares of Florida, Inc. filings with the Securities and Exchange Commission and its reports to stockholders. Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Bancshares of Florida, Inc. actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, saving s and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in Bancshares of Florida, Inc. market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. Bancshares of Florida, Inc. cautions that such factors are not exclusive. Bancshares of Florida, Inc. does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, Bancshares of Florida, Inc.

PART II. – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

            On April 25, 2002, Citizens Bancshares of Southwest Florida, Inc. held its annual meeting of shareholders. At the meeting, Donald Barber, Stanley W. Hole, LaVonne Johnson, and Dr. Luc C. Mazzini were elected as Class I Directors to three year terms. Of the 725,430 shares voted, LaVonne Johnson and Donald Barber received 725,430 or 100% “FOR” votes, Stanley Hole received 708,430 or 97.7% “FOR” votes and 16,000 votes withheld.a Dr. Luc Mazzini received 705,930 or 97.3% “FOR” votes and 18,500 votes withheld. The following individuals will continue to serve as Directors until their respective terms expire: Joe B. Cox, Earl L. Frye, Michael L. McMullan, Polly M. Rogers, Lorenzo Walker, John B. James and Bernard L. Turner.

            Shareholders approved an amendment to the Articles of Incorporation to change our the corporate name to Bancshares of Florida, Inc. A total of 701,430 or 96.7% voted “FOR” the proposal, 22,500 voted against and 500 voted to abstain.

            Shareholders ratified the appointment of the firm Hill, Barth and King as independent auditors for the year ending December 31, 2002. A total of 721,930 or 99.5% voted “FOR” the proposal, 50 voted against and 2,000 voted to abstain.

`
Item 5.	Other Information.

            On April 30, 2002, an amendment to the Company’s Articles of Incorporation was deemed effective by the Florida Department of State, Division of Corporations. This amendment changed the Company’s name from Citizens Bancshares of South Florida, Inc. to Bancshares of Florida, Inc.

Item 6.	Exhibits and Reports on Form 8-K

            The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement. The exhibits which are denominated by an asterisk (*) were previously filed as a part of a Registration Statement on Form SB-2 for Citizens Bancshares filed with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a double asterisk (**) were previously filed as apart of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a triple asterisk (***) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a quadruple asterisk (****) were previously filed as a part of Form 8-K filed with the SEC on October 29, 2001. The exhibits which are denominated by a (*****) were previously filed as a part of Form SB-2 filed with the SEC o n December 28, 2001. The exhibits which are denominated by a (******) were previously filed as a part of Form 10-QSB/A-1 filed with the SEC on December 3, 2001. The exhibit which is denominated by a (*******) was previously filed as Exhibit 99.1 to a Form 8-K filed with the SEC on May 10, 2002)

Exhibit Number	Description of Exhibit

*3.1	Amended and Restated Articles of Incorporation of Citizens Bancshares

*3.2	Bylaws of Citizens Bancshares

****3.3	Amendment to Articles of Incorporation

*******3.4	Articles of Amendment to Articles of Incorporation

**4.1	Specimen Common Stock Certificate

**4.3	Form of Stock Purchase Warrant - 1999 Offering

*****4.4	Form of Stock Purchase Warrant - 2002 Offering

**10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999

***10.1.1	Amendment, dated as of August 24, 1999, to the Employment Agreement of Michael L. McMullan

*10.2	Agreement for the Purchase and Sale of Real Property

**10.3	Employment Agreement of Polly M. Rogers, dated as of April 28, 1999

***10.3.1	Amendment, dated as of August 24, 1999, to the Employment Agreement of Polly M. Rogers

***10.4	1999 Stock Option Plan

***10.5	Form of Incentive Stock Option Agreement

******10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999

******10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999

            (b) Reports on Form 8-K. On May 13, 2002, Bancshares filed a Form 8-K reporting the change of its corporate name to Banschares of Florida, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

            In connection with Bancshares of Florida, Unc.’s (“Company”) Quarterly Report on Form 10-QSB for the period ended June 30, 2002 (“Report”), each of the undersigned certify that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for the period ended, June 30, 2002.

Date: August 12, 2002	By:	/s/ Michael L. McMullan

Michael L. McMullan, Chief Executive Officer

Date: August 12, 2002	By:	/s/ Thomas M. Whelan

Thomas M. Whelan, Executive Vice President (principal financial and accounting officer)

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	By:	/s/ Michael L. McMullan,

Michael L. McMullan Chief Executive Officer

Date: August 12, 2002	By:	/s/ Thomas M. Whelan,

Thomas M. Whelan Executive Vice President (principal financial and accounting officer)