Form 10QSB/A
period 2002-06-30
BANCSHARES OF FLORIDA INC
filed 2002-09-10
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

Commission File Number: 333-74997

BANCSHARES OF FLORIDA, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-3535315 (I.R.S. Employer Identification No.)

1185 Immokalee Road, Naples, Florida (Address of principal executive offices)	34110 (Zip Code)

Issuer’s telephone number: 941-254-2100

3411 Tamiami Trail North, Suite 200 Naples, Florida 34103
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.01 per value	2,079,199
Class	Outstanding as of September 9, 2002

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
For the periods ended June 30, 2002 and December 31, 2001
	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$4,260,854	$3,244,930
Federal funds sold	2,490,000	2,757,000

TOTAL CASH AND CASH EQUIVALENTS	6,750,854	6,001,930

Interest-bearing deposits in banks	4,229,030	0
Securities available for sale	575,760	75,760
	0	0
Loans	79,501,455	68,405,562
Less:
Allowance for loan losses	(678,245)	(494,205)
Unearned income and deferred loan fees	(44,313)	(63,802)

NET LOANS	78,778,897	67,847,555

Restricted securities, Federal Home Loan Bank Federal Reserve Bank stock, at cost	531,100	491,000
Premises and equipment	4,358,868	2,178,422
Accrued interest receivable	364,707	342,320
Other assets	146,380	154,826

TOTAL ASSETS	$95,735,596	$77,091,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$78,873,476	$64,287,574
Other borrowings	0	4,000,000
Accrued interest payable	4,846	4,690
Accrued expenses and other liabilities	75,495	278,752

TOTAL LIABILITIES	78,953,817	68,571,016

Commitments
Stockholders' Equity
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 2,079,199 and 1,165,370 shares issued and outstanding, respectively	28,456	11,654
Additional paid-in capital	20,671,188	11,549,700
Accumulated deficit	(3,917,865)	(3,040,557)

TOTAL STOCKHOLDERS' EQUITY	16,781,779	8,520,797

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$95,735,596	$77,091,813

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2002	2001
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$1,368,199	$1,043,374
Interest on securities and other	26,941	7,018
Interest on federal funds sold	22,185	67,214

TOTAL INTEREST INCOME	1,417,325	1,117,606

INTEREST EXPENSE
Interest on deposits	544,029	553,512
Interest on other borrowings	0	0

TOTAL INTEREST EXPENSE	544,029	553,512

NET INTEREST INCOME	873,296	564,094
PROVISION FOR LOAN LOSSES	34,222	65,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	839,074	498,894
NON-INTEREST INCOME
Service charges, commissions and fees	124,121	75,861

	963,195	574,755

NON-INTEREST EXPENSES
Salaries and employee benefits	756,311	406,384
Occupancy expenses	129,634	45,947
Equipment rental, depreciation and maintenance	81,644	68,959
General operating	357,985	180,126

TOTAL NON-INTEREST EXPENSES	1,325,574	701,416

LOSS BEFORE INCOME TAXES	(362,379)	(126,661)
INCOME TAXES	0	0

NET LOSS	$(362,379)	$(126,661)

LOSS PER SHARE	$(0.21)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,752,839	1,165,370

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2002	2001
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$2,629,379	$1,893,791
Interest on securities and other	35,338	68,273
Interest on federal funds sold	40,629	187,040

TOTAL INTEREST INCOME	2,705,346	2,149,104

INTEREST EXPENSE
Interest on deposits	1,070,057	1,105,096
Interest on other borrowings	12,402	0

TOTAL INTEREST EXPENSE	1,082,459	1,105,096

NET INTEREST INCOME	1,622,887	1,044,008
PROVISION FOR LOAN LOSSES	240,620	115,951

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,382,267	928,057
NON-INTEREST INCOME
Service charges, commissions and fees	235,646	108,273

	1,617,913	1,036,330

NON-INTEREST EXPENSES
Salaries and employee benefits	1,417,843	795,496
Occupancy expenses	258,814	96,567
Equipment rental, depreciation and maintenance	147,435	134,614
General operating	671,129	326,246

TOTAL NON-INTEREST EXPENSES	2,495,221	1,352,923

LOSS BEFORE INCOME TAXES	(877,308)	(316,593)
INCOME TAXES	0	0

NET LOSS	$(877,308)	$(316,593)

LOSS PER SHARE	$(0.59)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,487,492	1,165,370

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(877,308)	$(316,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,252	96,066
Provision for loan losses	240,620	115,951
Accretion of deferred loan fees and discounts	(12,278)	(606)
Increase in accrued interest receivable	(22,387)	(58,892)
(Increase) decrease in other assets	8,447	(47,234)
Increase (decrease) in accrued interest payable	156	(15,615)
Increase (decrease) in accrued expenses and other liabilities	(203,257)	(39,632)
Total adjustments	117,553	50,038

NET CASH USED IN OPERATING ACTIVITIES	(759,755)	(266,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(4,229,030)	4,000,000
Net increase in loans	(11,159,684)	(17,315,367)
Purchase of securities available for sale	(500,000)	0
Proceeds from (purchases of) securities held to maturity	0	1,000,000
Purchase of restricted securities	(40,100)	(105,300)
Purchase of premises and equipment	(2,286,698)	(28,497)

NET CASH USED IN INVESTING ACTIVITIES	(18,215,512)	(12,449,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,585,901	14,115,545
Borrowings on (repayment of) short-term notes	(4,000,000)	0
Net proceeds from issuance of common stock	9,138,290	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,724,191	14,115,545

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	748,924	1,399,826
CASH AND CASH EQUIVALENTS
Beginning of period	6,001,930	8,736,225

End of period	$6,750,854	$10,136,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,082,303	$1,120,711

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2002

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

Organization:

Bancshares of Florida was incorporated as Citizens Bancshares of Southwest Florida, Inc. (“ Bancshares”) in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (the “Bank” or “Citizens National Bank”), a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank. By August 1999, Citizens Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For the Six Months Ended, June 30, 2002 and 2001)

General
Bancshares of Florida, f/k/a Citizens Bancshares of South Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida, a national banking association then in organization. The holding company structure provides flexibility for expansion of Bancshares of Florida’s banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Citizens National’s or Bank of Florida’s growth is such that this minimum ratio is not maintained, Bancshares of Florida may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Citizens National or Bank of Florida, and otherwise raise capital in a manner that is unavailable to its bank subsidiaries under existing banking regulations.

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

Results of Operations

Overview

For the three-month period ended June 30, 2002, we reported a net loss of $ 362,379 compared to a loss of $126,661 for the comparable period in 2001. Interest income generated during the quarter ended June 30, 2002 totaled $1,417,325 compared to $1,117,606 for the same period in 2000. Approximately 96.5% of interest income for the second quarter of 2002, resulted from interest and fees on loans compared to 93.4% for the second quarter of 2001, a result of continued strong loan growth at Citizens National. Interest expense totaled $544,029 for the second quarter of 2002 compared to $553,512 for that period in 2001. Interest expense resulted entirely from interest paid on customer deposits. Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. For the three-month period ended June 30, 2002, our net interest income yield was 3.34%, reflecting a yield on average earning assets of 6.57% and the cost of average interest-bearing liabilities of 3.24%.

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

[Table follows this page.]

Average Balances, Income and Expenses, and Rates
(dollars in thousands)

	For the Six Months Ended June 30,
	2002			2001
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Earning assets:
Interest earning deposits	$1,933	$19	2.01%	$1,527	$53	6.91%
Securities	583	16	5.51%	559	16	5.62%
Federal funds sold	4,926	41	1.65%	7,292	187	5.14%
Loans	74,020	2,629	7.12%	42,244	1,894	8.99%

Total earning assets	81,461	2,705	6.66%	51,622	2,149	8.35%

Non-earning assets	6,227			4,540

Total Assets	$87,688			$56,162

Interest-bearing liabilities:
NOW and money market	$14,102	$73	1.03%	$14,127	$223	3.16%
Savings	806	2	0.46%	599	7	2.50%
Time deposits	48,978	996	4.08%	27,641	875	6.35%
Other borrowings	1,229	12	2.02%	0		n/a

Total interest-bearing liabilities	65,115	1,082	3.33%	42,367	1,105	5.23%

Non interest-bearing liabilities	15,404			6,615
Stockholders’ equity	7,170			7,180

Total liabilities and equity	$87,688			$56,162

Net interest income before provision		$1,623			$1,044

Interest-rate spread			3.33%			3.12%

Net interest margin			3.71%			3.73%

Ratio of average earning assets to average interest-bearing liabilities	125.1%			121.8%

Comparison of Results of Operations for the Six Months Ended June 30, 2002

Net Interest Income—The largest component of our net income is “net interest income”, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities.

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

Non-interest Income and Expense

Non-interest Income.    Our primary sources of non-interest income include service charges on deposit accounts and fees related to loans which are closed in the name of a third party. Other sources of non-interest income include debit card, atm card, check printing, safe deposit, wire transfer and official check fees.

Total non-interest income increased by $127,373 during the six months ended June 30, 2002, as compared to the same period in 2001, reflecting increased activity fees related to increases in deposit and loan balances. Non-interest income totaled $235,646 for the six months ended June 30, 2002, as compared to $108,273 for the comparable period in 2001.

Non-interest Expense.    As Citizens National Bank and Florida Trust Company continued to grow and we incurred expenses related to the organization of Bank of Florida in Fort Lauderdale, total non-interest expense increased by $1,142,298 during the six months ended June 30, 2002, as compared to the same period in 2001. Some 55.0% of this increase, or $628,637 was related to start-up costs for Bank of Florida. For the first six months of 2002, this increase involved increases in salary and benefits of $622,347 that resulted from the addition of staff due to continued growth and provided normal salary and benefit increases. Occupancy and equipment related expenses increased $175,068 in the first six months of 2002, as compared to the same period in 2001. The organization of Bank of Florida occupancy and equipment expenses totaled $144,285 in the first six months of 2002 or 82.4% of the total increase.

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

Noninterest Income and Expense

Noninterest Income.    Total noninterest income increased by $48,260 during the three months ended June 30, 2002, as compared to the same period in 2001, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $124,121 for the three months ended June 30, 2002, as compared to $75,861 for the comparable period in 2001.

Noninterest Expense.    Total noninterest expense increased by $624,158 during the three months ended June 30, 2002, as compared to the same period in 2001, as a result of Citizens Bancshares’ continued strong growth.

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

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2002	Year Ended Dec. 31, 2002
Return on average assets	(2.00)%	(0.87)%
Return on average equity	(24.49)%	(7.74)%
Interest-rate spread during the period	3.33%	2.76%
Net interest margin	3.71%	3.62%
Allowance for credit losses to period end loans	0.85%	0.72%
Net charge-offs to average loans	0.08%	0.00%
Nonperforming assets to period end total assets	0.21%	0.31%
Average Equity to Average Assets ratio	8.17%	11.24%

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

Capital.    The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve grants an exemption from these requirements for bank holding companies with less than $150 million in consolidated assets, therefore our capital is currently measured only at our subsidiary banks’ level. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

	Actual Amount	%	Minimum(1)		Well-Capitalized(2)
			Amount	%	Amount	%
Total Capital (to Risk-Weighted Assets)	$7,547	10.14%	$5,956	8.00%	$7,445	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	$6,869	9.23%	$2,978	4.00%	$4,467	6.00%
Tier 1 Capital (to Average Assets)	$6,869	7.43%	$3,698	4.00%	$4,623	5.00%

(1)	The minimum required for adequately capitalized purposes.
(2)	To be “well-capitalized” under the FDIC’s Prompt Corrective Action regulations.

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

PART II.—OTHER INFORMATION

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

Item 6.    Exhibits and Reports on Form 8-K

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094.

Exhibit Number	Description of Exhibit
a. 3.1	Amended and Restated Articles of Association.

a. 3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b. 4.1	Specimen Common Stock Certificate.

b. 4.3	Form of Stock Purchase Warrant—1999 Offering.

e. 4.4	Form of Stock Purchase Warrant—2002 Offering.

b. 10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c. 10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

a. 10.2	Agreement for the Purchase and Sale of Real Property.

c. 10.4	1999 Stock Option Plan.

c. 10.5	Form of Incentive Stock Option Agreement.

d. 10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.

10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d. 10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

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

By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan Chief Executive Officer

Date:  September 9, 2002

By:	/s/ THOMAS M. WHELAN
Thomas M. Whelan Executive Vice President (principal financial and accounting officer)

Date:  September 9, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan Chief Executive Officer

Date:  September 9, 2002

By:	/s/ THOMAS M. WHELAN
Thomas M. Whelan Executive Vice President (principal financial and accounting officer)

Date:  September 9, 2002