Form 10QSB
period 2002-09-30
BANCSHARES OF FLORIDA INC
filed 2002-11-13
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

Commission File Number: 333-74997

BANCSHARES OF FLORIDA, INC.
(Exact name of small business issuer as specified in its charter)

Florida State or other jurisdiction of Incorporation or organization)	59-3535315 (I.R.S. Employer Identification No.)

1185 Immokalee Road, Naples, Florida (Address of principal executive offices)	34110 (Zip Code)

Issuer’s telephone number: 239-254-2100

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.01 per value Class	2,079,199 Outstanding as of October 31, 2002

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE-MONTHS ENDED SEPTEMBER 30, 2002

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

Organization:

Citizens Bancshares of Southwest Florida, Inc. (“Citizens Bancshares”) was incorporated under the laws of Florida on September 15, 1998, and changed its name to Bancshares of Florida, Inc. (“Bancshares”) on April 30, 2002. Bancshares was originally incorporated to serve as a holding company for Citizens National Bank of Southwest Florida (“Citizens National”), a national banking association then in organization. For approximately the first eleven months following its incorporation, the main activities of Citizens Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National Bank.

By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National Bank commenced operations at 3401 Tamiami Trail North in Naples, Florida. In August, 2002, Citizens National Bank relocated its main office to 1185 Immokalee Road, Naples, Florida and converted its original main office to a branch office facility.

On April 18, 2001, Citizens Capital Management, Inc. was incorporated under the laws of Florida as a wholly-owned subsidiary of Citizens National Bank. Citizens Capital Management, Inc. was approved by the Office of the Comptroller of the Currency to engage in fiduciary services and estate planning consultation on August 23, 2001. On May 28, 2002, Citizens Capital Management, Inc. changed its corporate name to Florida Trust Company, Inc. (“Florida Trust Company”). Florida Trust Company currently offers investment management, trust administration, estate planning, and financial planning services.

Florida Trust Company filed an application for a trust company charter with the Florida Department of Banking and Finance on October 4, 2002. If that application is approved, Bancshares will acquire Florida Trust Company from Citizens National and continue its operations as a wholly-owned subsidiary of Bancshares. At such time, Florida Trust Company will relocate its headquarters to Ft. Lauderdale, Florida and maintain a branch office at Citizens National’s main office in Naples, Florida.

In December 2001, Bancshares began the organizational process for Bank of Florida, a Florida-chartered commercial bank headquartered in Ft. Lauderdale, Florida. The process was completed in July 2002, and Bank of Florida opened for business at 110 East Broward Boulevard, Ft. Lauderdale, Florida, on July 16, 2002.

Throughout this report, Bancshares, Citizens National Bank, Florida Trust Company and Bank of Florida are collectively referred to as the “Company.”

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

generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company’s consolidated financial position and results of operations. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

CONSOLIDATED BALANCE SHEETS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

For the periods ended September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Cash and due from banks	$3,872,858	$3,244,930
Federal funds sold	8,062,000	2,757,000

TOTAL CASH AND CASH EQUIVALENTS	11,934,858	6,001,930

Interest-bearing deposits in banks	308,438	0

Securities available for sale	575,760	75,760
	0	0

Loans	95,576,661	68,405,562
Less:
Allowance for loan losses	(814,688)	(494,205)
Unearned income and deferred loan fees	(42,897)	(63,802)

NET LOANS	94,719,076	67,847,555

Restricted securities, Federal Home Loan Bank Federal Reserve Bank stock, at cost	531,100	491,000
Premises and equipment	4,930,135	2,178,422
Accrued interest receivable	461,222	342,320
Other assets	286,740	154,826

TOTAL ASSETS	$113,747,329	$77,091,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$97,686,344	$64,287,574
Other borrowings	0	4,000,000
Accrued interest payable	15,361	4,690
Accrued expenses and other liabilities	80,437	278,752

TOTAL LIABILITIES	97,782,142	68,571,016

Commitments

Stockholders’ Equity
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 2,079,199 and 1,165,370 shares issued and outstanding, respectively	20,792	11,654
Additional paid-in capital	20,678,852	11,549,700
Accumulated deficit	(4,734,457)	(3,040,557)

TOTAL STOCKHOLDERS’ EQUITY	15,965,187	8,520,797

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$113,747,329	$77,091,813

CONSOLIDATED STATEMENTS OF OPERATIONS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

	(Unaudited)
	Three months ended Sept. 30,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$1,570,072	$1,121,083
Interest on securities and other	21,929	7,729
Interest on federal funds sold	28,174	50,843

TOTAL INTEREST INCOME	1,620,175	1,179,655

INTEREST EXPENSE
Interest on deposits	607,435	585,255
Interest on other borrowings	0	0

TOTAL INTEREST EXPENSE	607,435	585,255

NET INTEREST INCOME	1,012,740	594,400
PROVISION FOR LOAN LOSSES	136,443	40,521

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	876,297	553,879

NON-INTEREST INCOME
Service charges, commissions and fees	119,849	102,235

	996,146	656,114

NON-INTEREST EXPENSES
Salaries and employee benefits	950,183	446,984
Occupancy expenses	235,894	55,717
Equipment rental, depreciation and maintenance	166,588	68,372
General operating	459,573	192,583

TOTAL NON-INTEREST EXPENSES	1,812,238	763,656

LOSS BEFORE INCOME TAXES	(816,092)	(107,542)

INCOME TAXES	0	0

NET LOSS	$(816,092)	$(107,542)

LOSS PER SHARE	$(0.39)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,079,199	1,165,370

CONSOLIDATED STATEMENTS OF OPERATIONS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

	(Unaudited)

	Nine months ended Sept. 30,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$4,199,452	$3,014,874
Interest on securities and other	57,267	76,002
Interest on federal funds sold	68,803	237,883

TOTAL INTEREST INCOME	4,325,522	3,328,759

INTEREST EXPENSE
Interest on deposits	1,677,439	1,690,351
Interest on other borrowings	12,455	0

TOTAL INTEREST EXPENSE	1,689,894	1,690,351

NET INTEREST INCOME	2,635,628	1,638,408
PROVISION FOR LOAN LOSSES	377,063	156,472

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,258,565	1,481,936

NON-INTEREST INCOME
Service charges, commissions and fees	355,496	210,507

	2,614,061	1,692,443

NON-INTEREST EXPENSES
Salaries and employee benefits	2,368,026	1,242,480
Occupancy expenses	494,708	152,286
Equipment rental, depreciation and maintenance	314,024	202,983
General operating	1,131,203	518,829

TOTAL NON-INTEREST EXPENSES	4,307,961	2,116,578

LOSS BEFORE INCOME TAXES	(1,693,900)	(424,135)

INCOME TAXES	0	0

NET LOSS	$(1,693,900)	$(424,135)

LOSS PER SHARE	$(1.00)	$(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,686,789	1,165,370

CONSOLIDATED STATEMENTS OF CASH FLOWS

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

	(Unaudited)

	Nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,693,900)	$(424,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,269	145,823
Provision for loan losses	377,063	156,472
Accretion of deferred loan fees and discounts	(15,388)	(32,622)
Net securities amortization and accretion	0	(606)
Increase in accrued interest receivable	(118,902)	(107,018)
(Increase) decrease in other assets	(131,914)	(86,854)
Increase (decrease) in accrued interest payable	10,671	(18,844)
Increase (decrease) in accrued expenses and other liabilities	(198,315)	(6,942)

Total adjustments	148,484	49,409

NET CASH USED IN OPERATING ACTIVITIES	(1,545,416)	(374,726)

CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in interest-bearing deposits in banks	(308,438)	4,000,000
Net increase in loans	(27,233,196)	(25,908,848)
Purchase of securities available for sale	(500,000)	0
Proceeds from (purchases of) securities held to maturity	0	1,000,000
Purchase of restricted securities	(40,100)	(105,300)
Purchase of premises and equipment	(2,976,982)	(105,024)

NET CASH USED IN INVESTING ACTIVITIES	(31,058,716)	(21,119,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,398,770	19,015,034
Borrowings on (repayment of) short-term notes	(4,000,000)	0
Net proceeds from issuance of common stock	9,138,290	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,537,060	19,015,034

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,932,928	(2,478,864)

CASH AND CASH EQUIVALENTS
Beginning of period	6,001,930	8,736,225

End of period	$11,934,858	$6,257,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$1,679,223	$1,709,195

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For the Nine Months Ended, September 30, 2002 and 2001)

General

Bancshares was incorporated in Florida on September 15, 1998 to serve as a holding company for Citizens National, a national banking association then in organization. The holding company structure provides flexibility for expansion of Bancshares’ banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that one of Bancshares’ subsidiary’s growth is such that this minimum ratio is not maintained, Bancshares may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of a subsidiary, and otherwise raise capital in a manner that is unavailable to its bank subsidiaries under existing banking regulations.

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Citizens National. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Citizens National commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida. In August, 2002, Citizens National relocated its main office to 1185 Immokalee Road, Naples, Florida and converted its original main office to a branch office facility.

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

On April 18, 2001, Citizens Capital Management, Inc. was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National. Citizens Capital Management, Inc. applied to the Office of the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2001. On May 28, 2002, Citizens Capital Management, Inc. changed its corporate name to Florida Trust Company. Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

Florida Trust Company filed an application for a trust company charter with the Florida Department of Banking and Finance on October 4, 2002. If that application is approved, Bancshares will acquire Florida Trust Company from Citizens National and continue its operations as a wholly-owned subsidiary of Bancshares. At such time, Florida Trust Company will relocate its headquarters to Ft. Lauderdale, Florida and maintain a branch office at Citizens National’s main office in Naples, Florida.

In December 2001, Bancshares began the organizational process for Bank of Florida, a Florida-chartered commercial bank headquartered in Ft. Lauderdale, Florida. The process was completed in July 2002, and Bank of Florida opened for business at 110 East Broward Boulevard, Ft. Lauderdale, Florida, on July 16,

 2002. Bank of Florida opened with over $7 million in capital and offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

Results of Operations

Overview

For the three-month period ended September 30, 2002, we reported a net loss of $816,592 compared to a loss of $107,542 for the comparable period in 2001. Of the 2002 loss, $499,510 or 61.2% was related to start-up operations of Bank of Florida which opened for business in July 2002. Interest income generated during the quarter ended September 30, 2002 totaled $1,620,175 compared to $1,179,655 for the same period in 2001. Approximately 96.9% of interest income for the third quarter of 2002, resulted from interest and fees on loans compared to 95.0% for the third quarter of 2001, a result of continued strong loan growth at Citizens National Bank. Interest expense totaled $607,435 for the third quarter of 2002 compared to $585,255 for that period in 2001. Interest expense resulted mainly from interest paid on customer deposits. Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. For the three-month period ended September 30, 2002, our net interest income yield was 3.46%, reflecting a yield on average earning assets of 6.62% and the cost of average interest-bearing liabilities of 3.16%.

As a result of our continued growth in loans, a total of $136,443 was added to the provision for loan loss for the three months ended September 30, 2002, compared to $40,521 for the three month period ended September 30, 2001.

Non-interest income totaled $119,849 for the three month period ended September 30, 2002, compared to $102,235 for the three month period ended September 30, 2001. Non-interest income included $69,136 in fees generated by Florida Trust Company during the third quarter of 2002 compared to $44,303 for the comparable period in 2001.

Our non-interest expense totaled $1,812,738 for the third quarter of 2002, compared to $763,656 for the comparable period in 2001. Expenses related to personnel totaled $950,183 for the third quarter of 2002, compared to $446,984 for the comparable period in 2001. Non-interest expenses attributed to the operation of Florida Trust Company totaled $192,275 for the three-month period ended September 30, 2002 compared to $126,431 for the comparable period in 2001. Non-interest expenses attributed to Bank of Florida totaled $576,483 for the three-month period ended September 30, 2002.

For the nine-month period ended September 30, 2002, we reported a net loss of $1,693,900, compared to a loss of $424,135 for the comparable period in 2001. Interest income generated during the nine-months ended September 30, 2002 totaled $4,325,522, compared to $3,328,759 for the same period in 2001. Approximately 97.1% of interest income for the first nine-months of 2002 resulted from interest and fees on loans, compared to 90.6% for the first nine-months of 2001, a result of continued strong loan growth at Citizens National. Interest expense totaled $1,689,894 for the first nine-months of 2002, compared to $1,690,351 for that period in 2001. Interest expense resulted mainly from interest paid on customer deposits. For the nine-month period ended September 30, 2002, our net interest income yield was 3.37%, reflecting a yield on average earning assets of 6.63% and the cost of average interest-bearing liabilities of 3.26%.

A total of $377,063 was added to the provision for loan loss for the nine-months ended September 30, 2002, compared to $156,472, for the nine-month period ended September 30, 2001.

Non-interest income totaled $355,496 for the nine-month period ended September 30, 2002, compared to $210,507 for the comparable period in 2001. Non-interest income included $207,413 in fees generated by Florida Trust Company during the first three quarters of 2002 compared to $95,594 for the comparable period in 2001.

Our non-interest expense totaled $4,307,961 for the first nine-months of 2002, compared to $2,116,578 for the comparable period in 2001. Expenses related to personnel totaled $2,368,026 for the first three quarters of 2002, compared to $1,242,480 for the comparable period in 2001. Non-interest expenses attributed to the operation of Florida Trust Company, Citizens National’s subsidiary, totaled $456,240 for the nine-month period ended September 30, 2002 compared to $332,403 for the comparable period in 2001. Non-interest expenses attributed to Bank of Florida totaled $1,205,121 for the nine-month period ended September 30, 2002.

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

[Table follows this page.]

Average Balances, Income and Expenses, and Rates (dollars in thousands)

	For the Nine-months Ended September 30,

	2002			2001

	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

Earning assets:
Interest earning deposits	$2,125	$37	2.3%	$1,015	$53	7.0%
Securities	751	33	5.9%	84	3	4.8%
Federal funds sold	5,490	69	1.7%	6,692	238	4.7%
Loans	78,906	4,199	7.1%	46,276	3,016	8.7%

Total earning assets	87,272	4,338	6.6%	54,067	2,149	8.2%

Non-earning assets	7,024			5,375

Total Assets	$94,296			$59,442

Interest-bearing liabilities:
NOW and money market	$16,560	$143	1.2%	$13,661	$300	2.9%
Savings	803	3	0.5%	620	11	2.4%
Time deposits	51,436	1,544	4.0%	30,155	1,398	6.2%
Other borrowings	818	12	2.0%	0		n/a

Total interest-bearing liabilities	69,617	1,702	3.3%	44,436	1,709	5.1%

Non interest-bearing liabilities	15,848			7,855
Stockholders’ equity	8,831			7,151

Total liabilities and equity	$94,296			$59,442

Net interest income before provision		$2,636			$1,601

Interest-rate spread			3.4%			3.0%

Net interest margin			3.7%			3.6%

Ratio of average earning assets to average interest-bearing liabilities	125.4%			121.7%

Comparison of Results of Operations for the Nine-months Ended September 30, 2002

Net Interest Income – The largest component of our net income is “net interest income”, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income was $2,635,628 for the nine-months ended September 30, 2002, as compared to $1,638,408 for the nine-months ended September 30, 2001. A $36.6 million increase in loans (62.1%) between the periods had the most significant impact on the improvement in total interest income. Net interest income increased 60.9% for the nine-months ended September 30, 2002, versus the comparable period in 2001. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 3.4% for the nine-months ended September 30, 2002, as compared to 3.0% for the nine-months ended September 30, 2001. Net interest margin, net interest income divided by average assets increased slightly to 3.7% for the nine-months ended September 30, 2002, as compared to 3.6% for the nine-months ended September 30, 2001. The increase in spread was a result of increases in loan volumes having a greater impact on these ratios than declines in interest rates during the first nine-months of 2002.

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

Activity in the allowance for credit losses follows:

	Nine-months Ended September 30, 2002	Twelve Months Ended December 31, 2001

Balance, beginning of period	$494,205	$281,067

Recoveries	0	268

Charge-offs	(56,580)	(1,702)

Charged to operations	377,063	214,572

Balance, end of period	814,688	494,205

At September 30, 2002, the allowance for credit losses amounted to $814,688, or 0.85% of outstanding loans. At December 31, 2001, the allowance for credit losses totaled $494,205, or 0.72% of outstanding loans. The provision for credit losses was $377,063 for the nine-months ended September 30, 2002. For the same nine-month period in 2001, the provision for credit losses was $156,472. The provision for possible loan losses increased to $814,668 as of September 30, 2002 compared to $494,205 as of December 31, 2001. Because of a lack of historical loss experience, the provision has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The provision is also influenced by the fact that some 30% of the loan portfolio is residential real estate which historically has resulted in a lower percentage of losses.

Non-interest Income and Expense

Non-interest Income. Our primary sources of non-interest income include fees generated by Florida Trust Company, service charges on deposit accounts and fees related to loans which are closed in the name of a third party. Other sources of non-interest income include debit card, atm card, check printing, safe deposit, wire transfer and official check fees.

Total non-interest income increased by $144,989 during the nine-months ended September 30, 2002, as compared to the same period in 2001, reflecting increased activity fees related to Florida Trust Company as well as increases in deposit and loan balances. Non-interest income totaled $355,496 for the nine-months ended September 30, 2002, as compared to $210,507 for the comparable period in 2001. Florida Trust Company income totaled $207,413 for the nine-months ended September 30, 2002, as compared to $95,594 for the comparable period in 2001.

Non-interest Expense. As Citizens National Bank and Florida Trust Company continued to grow and we incurred expenses related to the organization and opening of Bank of Florida in Fort Lauderdale, total non-interest expense increased by $2,191,383 during the nine-months ended September 30, 2002, as compared to the same period in 2001. Some 55.0% of this increase, or $1,205,121 was related to start-up costs for Bank of Florida. For the first nine-months of 2002, this increase involved increases in salary and benefits of $1,125,546 that resulted from the addition of staff due to continued growth and provided normal salary and benefit increases. Occupancy and equipment related expenses increased $453,463 in the first nine-months of 2002, as compared to the same period in 2001. Expenses related to the operations of Florida Trust Company totaled $456,240 during the nine-months ended September 30, 2002, as compared to $332,403 for the same period in 2001.

Comparison of Results of Operations for the Three Months Ended September 30, 2002

Net Interest Income. Net interest income totaled $1,012,740 for the three months ended September 30, 2002, as compared to $594,400 for the three months ended September 30, 2001. The increase was directly related to significant increase in loan volume of 62.1% (approximately $36.6 million) between the periods. Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities was 3.5% for the three months ended September 30, 2002, as compared to 2.9% for the three months ended September 30, 2001.

Noninterest Income and Expense

Noninterest Income. Total noninterest income increased by $17,614 during the three months ended September 30, 2002, as compared to the same period in 2001, reflecting increased activity fees related to increases in deposit and loan balances. Fees and service charges were $119,849 for the three months ended September 30, 2002, as compared to $102,235 for the comparable period in 2001.

Noninterest Expense. Total noninterest expense increased by $1,049,082 during the three months ended September 30, 2002, as compared to the same period in 2001, mainly as a result of the opening of Bank of Florida in Fort Lauderdale and additional operating costs related to the opening of the new main office of Citizens National Bank. This increase reflected increased expenses related to lease expenses operating expenses, and additional Citizens National and Bank of Florida Trust Company staffing components. Noninterest expenses related to Bank of Florida totaled $576,484 during the third quarter of 2002, or 55.0% of the total noninterest expense increase when compared to the third quarter of 2001.

Financial Condition

Our total assets at September 30, 2002, were $113.7 million, increasing from $77.1 million at December 31, 2001. The increase of approximately $36.6 million was due principally to the increase in loan balances of $27.2 million (39.7%) and a $33.9 million (52.0%) increase in deposits. Loans at Bank of Florida totaled $5.5 million as of September 30, 2002. Deposits at Bank of Florida totaled $5.5 million, assets totaled $12.1 million at September 30, 2002.

Total stockholders’ equity as of September 30, 2002, was $15,965,187 million, an increase of $7.4 million or approximately 87.4%, compared with stockholders’ equity of approximately $8.5 million as of December 31, 2001. This increase is primarliy attributable to the sale of $9.1 million of Bancshares common stock in the first half of 2002.

         The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine-months Ended September 30, 2002	Year Ended Dec. 31, 2002

Return on average assets	(2.40)%	(0.87)%
Return on average equity	(25.58)%	(7.74)%
Interest-rate spread during the period	3.37%	2.76%
Net interest margin	3.73%	3.62%
Allowance for credit losses to period end loans	0.85%	0.72%
Net charge-offs to average loans	0.10%	0.00%
Nonperforming assets to period end total assets	0.19%	0.31%
Average Equity to Average Assets ratio	9.37%	11.24%

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

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, averaged $7.6 million in the first nine-months of 2002, as compared to $7.7 million in the same period of 2001. At September 30, 2002, and December 31, 2001, short-term investments totaled $8.4 million and $2.8 million, respectively. These funds are a source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Deposits. Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $97.7 million at September 30, 2002, and $64.3 million at December 31, 2001. Most of the $33.4 million increase in deposits since December 31, 2001, was attributable to continued growth in both interest-bearing and non-interest-bearing deposits. The funding requirements for loans have continued to grow in the first nine-months of 2002, from 2001 levels. Loans have increased $27.2 million during the period from December 31, 2001, to September 30, 2002. As noted, we have also experienced strong growth in non-interest deposits as management continued a conscious effort to attract deposits from commercial relationships. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

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

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Bancshares of Florida and Citizens National exceeded their minimum regulatory capital ratios as of September 30, 2002, as reflected in the following table which sets forth its regulatory capital position: (dollars in thousands)

	Actual		Minimum (1)		Well-capitalized (2)

	Amount	%	Amount	%	Amount	%

Total Capital (to Risk-Weighted Assets)	$14,770	17.26%	$6,848	8.00%	$8,560	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	13, 956	16.30%	$3,424	4.00%	$5,136	6.00%
Tier 1 Capital (to Average Assets)	13,956	12.70%	$4,397	4.00%	$5,496	5.00%

(1)	The minimum required for adequately capitalized purposes.

(2)	To be “well-capitalized” under the FDIC’s Prompt Corrective Action regulations.

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

PART II. – OTHER INFORMATION

Item 3.	Controls and Procedures

Bancshares’ Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Bancshares’ disclosure controls and procedures (as defined in Securities Exchange Ext Rule 13-a14(c)) as of a date within 90 days of the filing of this Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Bancshares’ disclosure controls and procedures are effective to ensure that material information regaling to Bancshares and Bancshares’ consolidated subsidiaries is made known to such officers by others within those entities, particularly during the period this Form 10-QSB was prepared, in order to allow timely decisions regarding required disclosure.

There have not been any significant changes in Bancshares’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evalutaion.

Item 6.	Exhibits and Reports on Form 8-K

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-QSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Descriptionof Exhibit

a. 3.1	Amended and Restated Articles of Association.
a. 3.2	Bylaws.
3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.
3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.
b. 4.1	Specimen Common Stock Certificate.
b. 4.3	Form of Stock Purchase Warrant - 1999 Offering.
e. 4.4	Form of Stock Purchase Warrant - 2002 Offering.
b. 10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.
c. 10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.
f. 10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.
f. 10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.
a. 10.2	Agreement for the Purchase and Sale of Real Property.
c. 10.4	1999 Stock Option Plan.
c. 10.5	Form of Incentive Stock Option Agreement.
d. 10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.
f. 10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001
d. 10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f. 10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.
f. 10.8	Employment Agreement of John B. James, dated as of October 1, 2001.
f. 10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.
f. 10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.
21.1	Subsidiaries of the Registrant.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

I, Michael L. McMullan, certify that:

1. I have reviewed this quarterly report on Form 10_QSB of Bancshares of Florida, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a_14 and 15d_14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MICHAEL L. MCMULLAN

Michael L. McMullan President and Chief Executive Officer

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

I, Thomas M. Whelan, certify that:

1. I have reviewed this quarterly report on Form 10_QSB of Bancshares of Florida, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a_14 and 15d_14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ THOMAS M. WHELAN

Thomas M. Whelan Chief Financial Officer

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	By:	/s/ MICHAEL L. MCMULLAN

Michael L. McMullan, Chief Executive Officer

Date: November 12, 2002	By:	/s/ THOMAS M. WHELAN

Thomas M. Whelan, Executive Vice President (principal financial and accounting officer)