Form 10KSB
period 2002-12-31
BANCSHARES OF FLORIDA INC
filed 2003-03-28
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 333-74997

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34103

(239) 254-2100

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934: NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange

Act of 1934: Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in preliminary proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Revenue for the fiscal year ended December 31, 2002: $6,692,278

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price, as quoted on the NASDAQ SmallCap Market, on March 3, 2003 was $24,590,030. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 3, 2003: 2,979,199 shares of $.01 par value common stock.

Documents Incorporated by Reference:

Portions of the Registrant’s preliminary Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in answer to Items 9, 10, 11, and 12 of Part III of this report.

Transitional Small Business Disclosure Format (check one)    Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The following summary financial data for the twelve-month periods ended December 31, 2002, 2001, 2000 and 1999, are derived from our financial statements and other data. The selected financial data should be read in conjunction with our financial statements, including the financial statement notes included elsewhere herein. Loans held for investment are stated net of unearned income, before allowance for credit losses. Income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents from stock warrants and options as required. Book value per share excludes the effect of any outstanding stock warrants and options. Efficiency is determined by dividing non-interest expense by the sum of net interest income before provision for credit losses and other income, net of gains and losses on sales of assets.

	December 31,
	2002	2001	2000	1999
	(Unaudited)
	(Dollars in thousands, except per share data.)
Statement of Operations Data:
Total interest income	$6,163	$4,626	$2,674	$426
Total interest expense	2,438	2,251	1,385	182
Net interest income before provision for credit losses	3,725	2,375	1,289	244
Provision for credit losses	487	215	256	27
Net interest income after provision for credit losses	3,238	2,160	1,033	217
Noninterest income	529	311	44	6
Noninterest expense	6,407	3,024	2,341	1,324
Provision for income taxes	0	0	0	0
Net income (loss)	(2,640)	(553)	(1,264)	(1,101)

Balance Sheet Data:
Total assets	$144,535	$77,092	$49,288	$28,242
Total cash & cash equivalents	26,373	6,002	8,736	18,295
Earning assets	134,447	71,730	46,144	23,466
Investment securities	6,664	76	1,075	1,039
Loans held for investment	105,889	68,406	33,000	4,334
Allowance for loan losses	907	494	281	27
Deposit accounts	129,327	64,288	40,135	17,947
Stockholders’ equity	15,006	8,521	9,074	10,135

Share Data:
Basic earnings per share	$(1.48)	$(0.47)	$(1.09)	$(1.98)
Diluted earnings per share	(1.48)	(0.47)	(1.09)	(1.98)
Book value per share (period end)	7.22	7.31	7.79	8.85
Weighted average shares outstanding used for diluted earnings per share	1,784,892	1,165,370	1,164,675	554,558
Total shares outstanding	2,079,199	1,165,370	1,165,370	1,145,070

Performance Ratios:
Return on average assets	(2.57)%	(0.87)%	(3.41)%	(5.20)%
Return on average equity	(19.49)	(7.74)	(12.86)	(12.70)
Interest-rate spread during the period	2.89	2.76	2.66	1.31
Net interest margin	3.49	3.64	3.60	2.47
Efficiency	150.61	112.60	158.07	528.80

Asset Quality Ratios:
Allowance for credit loan losses to period end loans	0.86%	0.72%	0.85%	0.62%
Net charge-offs to average loans	0.09	0.00	0.00	0.00
Nonperforming assets to period end total assets	0.18	0.31	0.00	0.00

Capital and Liquidity Ratios:
Average equity to average assets	13.17%	11.21%	26.48%	46.48%
Leverage (4.00% required minimum)	10.99	13.38	18.72	44.48

Risk-based capital:
Tier 1	15.40	13.36	27.07	102.16
Total	16.33	14.14	27.90	102.43
Average loans held for investment to average deposits	96.03%	95.78%	66.39%	24.15%

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bancshares of Florida, Inc. does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Bancshares of Florida Inc., f/k/a Citizens Bancshares of South Florida, Inc. (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Citizens National Bank of Southwest Florida (“Citizens National Bank”), a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

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

Citizens National Bank of Southwest Florida is a full service commercial bank with full trust powers. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Citizens National Bank provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.

On April 18, 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened in Ft. Lauderdale, Florida. Bank of Florida opened with over $7 million in capital and offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services. (Citizens National Bank and Bank of Florida are collectively referred to in this report as the “Banks”).

The holding company structure provides flexibility for expansion of our banking business through possible acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Citizens National’s or Bank of Florida’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Citizens National or Bank of Florida, and otherwise raise capital in a manner that is unavailable to its bank subsidiaries under existing banking regulations.

Florida Trust Company presently operates as a subsidiary of Citizens National, and exercises that bank’s trust powers. FTC offers and provides to its customers wealth management services, including fiduciary services, as a trustee, executor, administrator, guardian, custodian of funds, asset manager (with and without discretion)

and investment advisor. Florida Trust Company has an application to the Florida Department of Financial Services pending. Upon that application’s approval, Bancshares will acquire Florida Trust Company from Citizens National, and Florida Trust Company will continue its operations as a subsidiary of Bancshares.

MARKET AREA AND COMPETITION

The primary market areas of the Company are Collier and Lee Counties for Citizens National and Broward and Palm Beach Counties for Bank of Florida. Citizens National has two locations in Naples (Collier County). Bank of Florida opened on July 16, 2002, in downtown Fort Lauderdale (Broward County) and is currently looking at other branch site opportunities within its market. Florida Trust Company maintains offices in both Naples and Ft Lauderdale.

Collier and Lee Counties have a combined population of 1.65 million estimated as of 2001, estimated annual income of $20.3 billion and deposits of $11.6 billion as of June 30, 2001. While Lee County is the larger market with 64.4% of the population, 51.4% of the income and 54.7% of the deposits, Collier County is faster growing and more affluent. Since 1990, Collier County’s population has grown by 70.2%. Average household income in Collier County is expected to grow from $95,750 in 2001, the highest average county household income in the State, to $120,736 in 2006.

Naples is the largest banking market in Collier and Lee Counties, with approximately $4.67 billion in deposits as of June 30, 2001, more than 50% larger than the second largest—Fort Myers, with $3.08 billion in deposits, and more than triple the third largest—Cape Coral, with $1.34 billion in deposits. The top three banking markets comprise 78.4% of the entire deposit market in Collier and Lee Counties.

Broward and Palm Beach Counties have an estimated combined population of 2.8 million, as of 2001, estimated income of $73.8 billion and deposits of $46.6 billion as of June 30, 2001. The Broward/Palm Beach County market is much larger than the Collier/Lee County market. While Collier and Lee Counties have only three banking markets with deposits greater than $1.0 billion, Broward and Palm Beach Counties have 12 banking markets with more than $1.0 billion in deposits. However, the six largest banking markets in Broward and Palm Beach Counties, Fort Lauderdale, Boca Raton, West Palm Beach, Delray Beach, Boynton Beach and Hollywood, respectively, control more than half of the entire deposit market.

The demographics of Broward and Palm Beach Counties and Collier and Lee Counties support our plans to grow assets and deposits with limited, highly selective, full-service locations. The banking locations that we have initially targeted—Naples (1), Fort Lauderdale (2), and Boca Raton (3), have been the three fastest growing major deposit markets in the state, with more than $2.5 billion in deposits over the last five years. We are also looking to branch into Estero, Florida, located in South Lee County. While it is a smaller market, it is one of the fastest growing markets in the State, with average household income of over $75,000.

We are subject to intense competition in both the Collier/Lee County and the Broward/Palm Beach County markets. We face substantial competition in all phases of our operations from a variety of different competitors. These competitors include: (i) Large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve; (ii)Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products; (iii) Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks; (iv) Other community banks, including start-up banks, that can compete with us for customers who desire a high degree of personal service; (v) Technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and (vi) Both local and out-of-state trust companies and trust service offices.

Other existing community banks with which we compete directly and many new community bank start-ups have marketing strategies similar to ours. These other community banks may open new branches in the communities we serve and compete directly for customers who want the level of service offered by community banks. Other community banks also compete for the same management personnel in Florida.

Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and other laws and regulations affecting interstate bank expansion, it is easier for financial institutions located outside of the State of Florida to enter the Florida market, including our targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers, through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature, or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on us.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2002 and December 31, 2001. This presentation includes all major categories of interest-earning assets and interest bearing liabilities:

	YEAR ENDED DECEMBER 31,
	2002	2001
ASSETS
Cash and Due from Banks	$3,247,369	$2,668,535
Federal Funds Sold	7,975,309	6,224,135
Other Investments	2,538,834	1,294,805
Loans	84,198,578	50,866,391

Total Earning Assets	94,712,721	58,385,331

Other Assets	4,930,836	1,990,292

Total Assets	$102,890,926	$63,044,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-Interest Bearing Deposits	$12,319,878	$6,515,330
Savings Deposits	873,052	641,368
Time Deposits	55,066,386	32,668,252
Other Interest Bearing Deposits	20,263,013	13,282,396
Other Borrowings	611,428	997,582
Other Liabilities	211,512	134,580

Total Liabilities	89,345,269	54,239,508
Stockholders’ Equity	13,545,657	8,804,650

Total Liabilities and Stockholders’ Equity	$102,890,926	$63,044,158

The following is an analysis of the net interest earnings of the Company for the years ended December 31, 2002 and 2001 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities.

	2002
	AVERAGE AMOUNT	INTEREST EARNED	AVERAGE YIELD
ASSETS
Federal Funds Sold	$7,975,309	$120,455	1.51%
Other Investments	2,538,834	86,924	3.42%
Loans	84,198,578	5,537,213	6.58%

Total Earning Assets	$94,712,721	$5,744,592	6.07%

	AVERAGE AMOUNT	INTEREST PAID	AVERAGE YIELD
LIABILITIES
Savings Deposits	$873,052	$4,106	0.47%
Time Deposits	55,066,386	2,158,236	3.92%
Other Interest Bearing Deposits	20,263,013	263,384	1.30%
Other Borrowings	611,428	12,455	2.04%

Total Interest Bearing Liabilities	$76,813,879	$2,438,181	3.17%

	2001
	AVERAGE AMOUNT	INTEREST EARNED	AVERAGE YIELD
ASSETS
Federal Funds Sold	$6,224,135	$263,485	4.23%
Other Investments	1,294,805	82,671	6.38%
Loans	50,866,391	4,029,401	7.92%

Total Earning Assets	$58,385,331	$4,375,557	7.49%

	AVERAGE AMOUNT	INTEREST PAID	AVERAGE YIELD
LIABILITIES
Savings Deposits	$641,368	$12,460	1.94%
Time Deposits	32,668,252	1,896,426	5.81%
Other Interest Bearing Deposits	13,282,396	317,915	2.39%
Other Borrowings	997,582	23,977	2.40%

Total Interest Bearing Liabilities	$47,589,598	$2,250,778	4.73%

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

INCREASE (DECREASE) DUE TO

	VOLUME	RATE	CHANGE
Interest earned on:
Federal Funds Sold	$26,266	$(169,296)	$(143,030)
Investments	57,171	(22,918)	34,253
Loans	2,189,422	(681,610)	1,507,812

Total interest income	2,272,859	(873,824)	1,399,035

Interest paid on:
Savings Deposits	1,074	(9,428)	(8,354)
Time Deposits	879,240	(617,430)	261,810
Other Interest Bearing	90,247	(144,778)	(54,531)
Other Borrowings	(7,931)	(3,591)	(11,522)

Total interest expense	962,630	(775,227)	187,403

Change in net interest income	$1,310,229	$(98,597)	$1,211,632

LOAN PORTFOLIO

The Company engages, through its bank subsidiaries, in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

Commercial lending is directed principally towards businesses whose demands for funds fall within our bank subsidiaries’ legal lending limits and are potential deposit customers. For presentation purposes, the commercial lending category includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses.

Real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

Lines of credit include home equity, commercial, and consumer lines of credit.

Consumer loans consist primarily of installment loans to individuals for personal, family and household purposes.

The Company’s subsidiary Banks have correspondent relationships with several banks and with each other, whereby they can engage in the sale and purchase of loan participations. Participations purchased, if any, are entered into using the same underwriting criteria that would be applied if we had originated the loan. This would include credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent with the credit files that we maintain on our customers.

The following is an analysis of maturities of loans as of December 31, 2002:

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Commercial	$1,207,733	$8,004,639	$3,384,761	$12,597,133
Real Estate	9,994,379	13,060,520	51,176,079	74,230,978
Lines of Credit	6,913,856	3,005,086	4,010,883	13,929,825
Consumer loans	295,403	4,436,449	399,223	5,131,075

Total	$18,411,371	$28,506,694	$58,970,946	$105,889,011

The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at December 31, 2002 and 2001.

	DECEMBER 31,
TYPE OF LOAN	2002	2001
Commercial loans	$12,597,133	$11,467,758
Real estate loans	74,230,978	35,902,902
Lines of credit	13,929,825	18,066,731
Consumer loans	5,131,075	2,968,171

Subtotal	105,889,011	68,405,562
Allowance for possible loan losses	906,739	494,205
Unearned income and deferred loan fees	47,152	63,802

Net loans	$104,935,120	$67,847,555

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2002, the amount of loans due after one year with predetermined interest rates totaled approximately $17,800,000 while the amount of loans due after one year with floating interest rates totaled approximately $69,700,000.

Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

At December 31, 2002, the Company had two loans on nonaccrual totaling approximately $257,000 of which approximately $170,000 is SBA guaranteed. At December 31, 2001 the Company had one loan on nonaccrual with a balance of $238,000. At December 31, 2002 and 2001, no other loans were contractually past due 90 days or more as to principal or interest payments, and no loans which would be defined as troubled debt re-structuring.

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2002 and 2001.

TYPE OF LOAN:	2002	2001
Balance at beginning of period	$494,205	$281,067

Charge-offs:
Consumer	17,943	1,702
Commercial	56,580	0
Residential	0	0

Recoveries:
Consumer	0	268
Commercial	0	0
Residential	0	0

Net charge-offs	74,523	1,434

Provision for losses charged to operations	487,057	214,572

Balance at end of period	$906,739	$494,205

ASSET QUALITY RATIOS:
Net charge-offs during the period to average loans outstanding during the period	0.09%	0.00%
Allowance for loan losses to total loans	0.86%	0.72%
Allowance for loan losses to non-performing assets	352.82%	207.65%
Non-performing loans to total loans	0.24%	0.35%
Non-performing assets to total assets	0.18%	0.31%

At December 31, 2002 and 2001 the allowance for possible loan losses was generally allocated as follows:

	2002		2001
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Commercial	$213,111	11.9%	$121,026	16.8%
Real Estate	371,155	70.1%	215,418	52.5%
Lines of credit	235,660	13.2%	135,500	26.4%
Consumer	86,813	4.8%	22,261	4.3%

Total	$906,739	100.0%	$494,205	100.0%

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

The allowance for loan losses is established based upon management’s evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, local and national economic conditions, and other factors.

INVESTMENTS

The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. Both of the subsidiary banks enter into Federal Funds transactions with their principal correspondent banks, and primarily act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from the Banks to other banks.

The following table represents the amortized cost of the Company’s investments, at December 31, 2002 and 2001:

	DECEMBER 31,
INVESTMENT CATEGORY	2002	2001
Obligations of U.S. Treasury and other U.S. government agencies	$3,025,000	$25,000
State & political subdivisions	—	—
Mortgage-backed securities	3,081,754	—
Corporate bonds	500,000
Restricted securities, FHLB & Federal Reserve Bank Stock, at cost	511,810	541,760

Total	$7,118,564	$566,760

The following table indicates the respective maturities and weighted average yields of the Company’s investment portfolio as of December 31, 2002:

	Due after 1 Year to 5 years		Due after 5 to 10 Years		Due After 10 Years		Total
Obligations of US Treasury and other US government Agencies	$3,000,000	3.00%	—	—	$25,000	5.50%	$3,025,000	3.02%
Mortgage-backed securities	—	—	1,026,902	4.47%	2,054,852	4.18%	3,081,754	4.28%
Corporate Bonds	—	—	—	—	500,000	5.25%	500,000	5.25%
Restricted securities, FHLB & Federal Reserve Stock, at cost.	—	—	—	—	511,810	5.29%	511,810	5.29%

Total	$3,000,000	3.00%	1,026,902	4.47%	3,091,662	4.55%	$7,118,564	3.89%

The weighted average yields for tax exempt securities, if applicable, are computed on a tax equivalent basis.

DEPOSITS

The Company offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, obtained through the personal solicitation of the Banks’ officers and directors, direct mail solicitation and advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Company’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The following table presents, for the years ended December 31, 2002 and 2001, the average amount of and average rate paid on each of the following deposit categories.

DEPOSIT CATEGORY	AVERAGE AMOUNT		AVERAGE RATE PAID
	2002	2001	2002	2001
Non-interest-bearing demand deposits	$11,478,470	$6,515,330	N/A	N/A
Savings deposits	873,052	641,368	0.47%	1.94%
Time deposits	55,066,386	32,668,252	3.92%	5.81%
Other interest bearing deposits	20,263,013	13,282,396	1.30%	2.39%
Other borrowings	611,428	997,582	2.04%	2.40%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2002:

TIME CERTIFICATES OF DEPOSITS
3 months or less	$5,359,731
4 – 6 months	10,723,751
7 – 12 months	7,919,174
Over 12 months	4,908,650

Total	$28,911,306

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2002 and 2001 were as follows:

	2002	2001
Return on Average Assets	(2.57)%	(0.87)%
Return on Average Equity	(19.49)%	(7.74)%
Average Equity to Average Assets Ratio	13.17%	11.21%

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

The asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the respective Bank’s Boards of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Banks’ earnings.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Sensitivity,” for an analysis of rate sensitive assets and liabilities.

CORRESPONDENT BANKING

Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Banks are required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline, and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks have established correspondent relationships with the Independent Bankers’ Bank of Florida, Busey Bank FSB Florida, Marine National Bank, Florida Community Bank, Bank of Naples, and Old Florida Bank.

EMPLOYEES

At December 31, 2002, the Company employed 62 persons full-time including 33 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

MONETARY POLICIES

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (“Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

SUPERVISION AND REGULATION

Banks and their holding companies, and many of their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Banks. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues including the partie’s performance under the Community Reinvestment Act of 1977 (the “CRA”), both of which are discussed below.

Community Reinvestment Act.    Banks are subject to the provisions of the Community Reinvestment Act. Under the terms of the Community Reinvestment Act, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such banks’ record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker”, and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to customers.

Bank Regulation.    Citizens National is chartered under the National Bank Act and is subject to the supervision and regulation of the Office of the Comptroller of the Currency. Bank of Florida is a state chartered bank and is subject to the supervision and regulation of the Florida Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of both subsidiaries are insured by the FDIC to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by their respective supervisory agencies and are subject to other laws and regulations applicable to banks. Among the statutes and regulations to which the Banks are subject are limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the OCC, FDIC and the Florida Department of Financial Services, to which the Banks submit periodic reports regarding their financial condition and other matters. The OCC, FDIC and the Florida Department of Financial Services have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection, safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC, FDIC and the Florida Department of Financial Services also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

Our subsidiary banks are also subject to “cross-guarantee” provisions under federal law that provide if one FDIC-insured depository institution of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a “commonly controlled” depository institution for the estimated losses suffered by the FDIC. Such liability could have a material adverse effect on the financial condition of any assessed bank and the holding company. While the FDIC’s claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains capital standards for bank holding companies and banks and civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

The FDIC Improvement Act of 1991 (“FDICIA”) enacted a number of provisions addressing the safety and soundness of deposit insurance funds, supervision, accounting, prompt regulatory action, and also implemented other regulatory improvements. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. FDICIA also re-codified then current law restricting extensions of credit to insiders under the Federal Reserve Act.

Transactions with Affiliates.    There are various legal restrictions on the extent to which the Banks may engage in loan transactions with the Company and its subsidiaries and other affiliates. Subject to certain limited exceptions, the Banks may not extend credit to the Company or any one of the Banks’ affiliates in excess of ten percent of the Banks’ capital stock and surplus, or to all affiliates, in the aggregate, in excess of twenty percent of the Banks’ capital stock and surplus. All extensions of credit by the Banks to an affiliate must be fully collateralized by high quality collateral.

Transactions involving extensions of credit to the Banks’ affiliates are subject to further limitations. These additional limitations are also applicable to 1) transactions involving the purchase of assets or securities from affiliates, 2) extensions of credit and other transactions by the Banks to or with third persons where there is a benefit to an affiliate of the Bank, 3) contracts in which the Bank provides services to an affiliate and 4) transactions in which an affiliate receives a brokerage commission in a transaction involving the Banks. All such transactions must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Banks as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

Dividends.    The Company’s ability to pay cash dividends will depend almost entirely upon the amount of dividends that its subsidiary banks are permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that the company may only pay dividends if the dividend payment would not render it insolvent, or unable to meet its obligations as they come due.

Both the OCC and the Florida Department of Financial Services limit the Banks’ ability to pay dividends. OCC regulations provide that a national bank, such as Citizens National, may not pay dividends except out of retained earnings. As a state chartered bank, Bank of Florida is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the bank’s capital under certain circumstances without the prior approval of the Florida Department of Financial Services and the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital. National banks have similar restrictions.

The Company’s subsidiary banks are not currently able to pay dividends because of the organizational costs and initial operating losses that have been incurred since their inception. Furthermore, the Company does not expect that its subsidiary banks will pay dividends in the foreseeable future because they will retain any earnings to support their growth.

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

FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.

The OCC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The OCC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. The Company’s capital levels are in excess of those required to be maintained by a “well capitalized” financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary.

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

Bank Branching.    Banks in Florida are permitted to branch state wide. Such branch banking by national banks, however, is subject to prior approval by the OCC. Any such approval would take into consideration several factors, including the banks’ level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the OCC for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see “—Interstate Banking” below.

Change of Control.    Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank (such as Citizens National). Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in the Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Act are present.

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

ITEM 2.    PROPERTIES

Bancshares of Florida’s corporate headquarters and Citizens National’s main office are located at Citizens National Bank Center, 1185 Immokalee Road, Naples, Collier County, Florida 34103. Citizens National Bank Center is a three-story office building which opened in August, 2002. Citizens National leases one-half of the first floor, consisting of 12,785 square feet, from Citizens Reserve, LLC. The first floor houses a banking center with a Board Room, dining room, two conference rooms, seven offices, five teller stations, two remote drive-through lanes and an ATM/night deposit lane. Private banking offices and a conference room are also located on the ground floor. Citizens National also leases 4,951 square feet on the second floor, with offices and work areas for Loan Operations, Deposit Operations, Finance, Advertising and Marketing personnel.

Citizens National’s former main office at 3401 Tamiami Trail North, Naples, Florida, now serves as a full-service branch office. This branch office, which is owned by Citizens National, is approximately 4,500 square feet contained in a two-story modern office building located on approximately one acre of land. The branch office has a lobby area, vault, two executive offices, four teller stations and five drive-through lanes.

Bank of Florida operates from approximately 8,100 square feet of first floor space in the Corporate Center office building located at 110 East Broward Boulevard, in downtown Fort Lauderdale. This space is sub-leased from Wachovia Bank, N.A. The space includes 13 offices, a conference room, five teller stations, a customer service area, a vault and employee facilities. The site does not have drive-in facilities, but does contain an ATM facility. The lease is for eight years with options for two five-year renewals at then market rates.

Florida Trust Company maintains offices and personnel at both subsidiary banks’ main offices, and also meets with prospective clients at Citizens National’s Tamiami Trail North branch office.

ITEM 3.    LEGAL PROCEEDINGS

From time-to-time, we are involved in litigation arising in the ordinary course of our business, such as claims to collect past due loans. As of the date of the filing of this Form 10KSB, we are not engaged in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 2002 to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by 618 registered holders of record as of February 25, 2003, and has been traded on the NASDAQ SmallCap Market under the symbol “BOFL” since December 30, 2002. Prior to December 30, 2002 there was no established public trading market for the Company’s common stock. During 2002 the high and low bid prices on the NASDAQ SmallCap Market were $10.00 per share.

To date, Bancshares has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the banks’ earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of Bancshares, especially the ability of the Banks to pay dividends.

Citizens National Bank is restricted in its ability to pay dividends under national banking laws and by OCC regulations. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the banks’ net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. 60(b), OCC approval is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

As a state chartered bank, Bank of Florida is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the bank’s capital under certain circumstances without the prior approval of the Florida Department of Financial Services and the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital. National banks have similar restrictions.

Under the Company’s 1999 Stock Option Plan, 150,000 shares of common stock have been reserved for issuance upon the exercise of stock options. Furthermore, directors of both Citizens National and of Bank of Florida were granted warrants to purchase Company common stock as part of previous stock offerings. The following table reflects the number of shares which have been reserved for issuance upon the exercise of options and warrants.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	# of Equity Securities Remaining available for Future issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	142,600	$10.00	7,400
Equity Compensation Plans Not Approved By Shareholders	101,195	$10.00	—

Total	243,795	$10.00	7,400

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to

Year Ended December 31, 2001

Financial Condition

Consistent with the results of de novo banking institutions, the Company’s investment in expansion and growth has come at the expense of earnings. The net loss for the year ended December 31, 2002 totaled $2,639,751 as the Company continued to grow its asset base in order to cover fixed costs of operations and to expand wealth management services. This loss during 2002 compares to a net loss of $552,789 in 2001. For 2002, operations of Citizens National, excluding the results of Florida Trust Company, resulted in a loss of $310,642, which included an addition of $356,683 to the provision for loan loss. Florida Trust Company’s operations for the year ended December 31, 2002 resulted in a net loss of $391,469. Bank of Florida, which opened for business in July, 2002 incurred a net loss of $1,643,157 during 2002.

The Company continued to experience growth in assets, loans and deposits. During the year, total assets grew by $67.4 million or 87.5% to $144.5 million. This increase was funded through the attraction of customer deposit funds of $65.0 million during the year, ending with aggregate balances of $129.3 million at December 31, 2002. Total earning assets increased $62.7 million or 87.4% to $134.4 million, $37.5 million of this increase was attributable to growth in the loan portfolio which ended the year at $105.9 million up 54.8% at December 31, 2002.

Results of Operations

Interest income generated during the year ended December 31, 2002, increased $1,536,701 or 33.2% to $6,162,797 from $4,626,096 in 2001. Approximately 96.6% of interest income for 2002 resulted from interest and fees on loans, compared to 92.5% for 2001, a result of continued strong loan growth. Interest expense totaled $2,438,181 in 2002, an increase of $187,403 or 8.3% from $2,250,778 in 2001. Interest expense resulted mainly from interest paid on customer deposits. Net interest income increased $1,349,298 or 56.8% from $2,375,318 in 2001 to $3,724,616 in 2002. The $37.5 million increase in loans (54.8%) between the periods had the most significant impact on the improvement in total interest income.

Interest expense on deposit accounts totaled $2,425,726 in 2002 (average rate of 2.77%) compared to $2,226,801 in 2001 (average rate of 4.06%). Non-interest bearing deposits grew from $9,993,202 in 2001 to $16,147,367 in 2002. Non-interest bearing deposits represented 12.5% of total deposits at December 31, 2002 compared to 15.5% of total deposits as of December 31, 2001.

Net interest spread, the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.89% during 2002 compared to 2.76% during 2001. Net interest margin, which is net interest income divided by average assets, was 3.49% during 2002 compared with 3.64% in 2001.

The following table represents, for the twelve-month period indicated, certain information related to our average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Twelve Months Ended December 31,
	2002			2001
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$1,567,269	$37,844	2.41%	$759,563	52,604	6.93%
Securities	971,565	49,080	5.05%	535,242	30,067	5.62%
Federal Funds Sold	7,975,309	120,455	1.51%	6,224,135	263,485	4.23%
Loans	84,198,578	5,537,213	6.58%	50,866,391	4,029,401	7.92%

Total Interest-Earning assets	94,712,721	5,744,592	6.07%	58,385,331	4,375,557	7.49%
Non Interest-earning assets	8,178,205			4,658,827

Total Assets	$102,890,926			$63,044,158

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$20,263,013	263,384	1.30%	$13,282,396	$317,915	2.39%
Savings	873,052	4,106	0.47%	641,368	12,460	1.94%
Time Deposit	55,066,386	2,158,236	3.92%	32,668,252	1,896,426	5.81%
Other Borrowings	611,428	12,455	2.04%	997,582	23,977	2.40%

Total interest-bearing liabilities	$76,813,879	2,438,181	3.17%	$47,589,598	$2,250,778	4.73%
Non-interest bearing liabilities	12,531,390			6,649,910
Stockholders’ Equity	13,545,657			8,804,650

Total Liabilities & Stockholders’ Equity	$102,890,926			$63,044,158

Net interest income		$3,306,411			$2,124,779

Interest-rate spread			2.89%			2.76%
Net Interest margin			3.49%			3.64%
Ratio of average interest-earning assets to average interest-earning liabilities		123.3%			122.7%

At December 31, 2002, the allowance for credit losses amounted to $906,739, or 0.86% of outstanding loans. At December 31, 2001, the allowance for credit losses totaled $494,205, or 0.72% of outstanding loans. The provision for credit losses was $487,057 for 2002 compared to $214,572 in 2001. Because of a lack of historical loss experience, the provision has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The provision is also influenced by the fact that some 25% of the loan portfolio is residential real estate, which historically has resulted in a lower percentage of losses.

Non-Interest Income.

Total non-interest income increased from $310,764 in 2001 to $529,481 in 2002. The increase during 2002 reflects an increase in activity fees related to Florida Trust Company from $148,463 in 2001 to $297,034 in 2002. In addition, service charges related to deposit accounts increased from $74,471 in 2001 to $176,818 during 2002.

Non-Interest Expense.

Non-interest expense totaled $6,406,791 for the twelve months ended December 31, 2002 compared to $3,024,299 during 2001. Approximately 51.2% of this increase, or $1,731,464 was attributable to start-up and operating costs for Bank of Florida. Excluding Bank of Florida, the increase in 2002 also included increases in salary and benefits of $756,188 or 43.7% that resulted from the addition of staff due to continued growth and provided normal salary and benefit increases. The addition of the two new office locations during 2002 increased occupancy and equipment related expenses from $488,885 in 2001 to $1,327,581 during 2002. Other general operating expenses reflected similar increases due to the Company’s growth, increasing by $813,736 to $1,617,871 during 2002 compared to $804,135 for 2001. Expenses related to the operations of Florida Trust Company totaled $688,503 during 2002, as compared to $449,226 in 2001.

Loan Portfolio

Management believes that general economic conditions in the Company’s operating areas, including the real estate markets, continue to be healthy due to the growth in the areas population and demand for property and services. Accordingly, the Company experienced continued strong demand for consumer and commercial financing in 2002 as loans increased $37.5 million or 54.8% to $105.9 million at December 31, 2002. At December 31, 2002, commercial loans comprised 11.9% of total loans; real estate loans comprised 70.1%; lines of credit 13.2%; and consumer loans 4.8% of total outstanding loans. Commercial lending activity is focused on seasonal working capital loans and commercial real estate term loans. The Company generally does not seek to purchase or participate in loans of other institutions outside its operating area due to the adequacy of demand in its operating area. At December 31, 2002, the Company had two loans on nonaccrual totaling approximately $257,000 of which approximately $170,000 is SBA guaranteed.

Deposits

Total deposits increased $65.0 million, or 101.2%, to $129.3 million at December 31, 2002. During 2002, interest-bearing deposits increased 108.5% to $113.2 million while non-interest bearing deposits increased 61.6% to $16.1 million. At December 31, 2002, time deposits represented 51.0 % of total deposits, other interest-bearing deposits represented 36.5%, and non-interest bearing balances were 12.5 % of total deposits.

Other Borrowings

At December 31, 2002 the Company had no other borrowings. At December 31, 2001 other borrowings consisted of an overnight adjustable rate loan from the Federal Home Loan Bank totaling $4,000,000.

Year Ended December 31, 2001 Compared to

Year Ended December 31, 2000

Financial Condition

The net loss for the year ended December 31, 2001 totaled $552,789 as the Company continued to grow its asset base and expand wealth management services. Significant to this loss was the addition of $214,572 to the provision for loan loss and a net loss of $300,962 related to the operation of Florida Trust Company. The 2001 loss of $552,789 compares to a loss of $1,263,981 in 2000.

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

Interest expense on deposit accounts amounted to $2,227,000 in 2001 (average rate of 4.06%) compared to $1,385,000 in 2000 (average rate of 5.35%). Non-interest bearing deposits grew from $4,091,000 in 2000 to $9,993,000 in 2001. Non-interest bearing deposits represented 15.5% of total deposits at December 31, 2001 compared to 10.2% of total deposits as of December 31, 2000.

Non-interest income for 2001 increased to $311,000 compared to $44,000 in 2000. Service charges on deposit accounts increased $61,000 in 2001. Fee income from Florida Trust Company, in its first year of revenue generation, totaled $148,000 in 2001.

Total non-interest expenses increased from $2,341,000 in 2000 to $3,024,000 in 2001, or an increase of 29.2%. Salaries and benefits expense represented the area of greatest change, increasing from $1,248,000 in 2000 to $1,731,000 in 2001. Total assets per employee were $2,753,000 at December 31, 2001 compared to $2,143,000 at December 31, 2000. Occupancy and equipment-related expenses increased by 12.2 % or $53,000 in 2001 compared to 2000. Expenses related to the operation of Florida Trust Company are included in non-interest expenses. These expenses totaled $449,000 in 2001 compared to $230,912 in 2000. Personnel costs for Florida Trust Company comprised $356,000 of the total while other operating expenses were $93,000 in 2001.

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

Loan Portfolio

The Company experienced continued strong demand for consumer and commercial financing in 2001 as loans increased $35.4 million or 107.3% to $68.4 million at December 31, 2001. At December 31, 2001, commercial loans comprised 16.8% of total loans; real estate loans comprised 52.5%; lines of credit 26.4%; and consumer loans 4.3% of total outstanding loans. Commercial lending activity is focused on seasonal working capital loans and commercial real estate term loans. The Company generally does not seek to purchase or participate in loans of other institutions outside its operating area due to the adequacy of demand in its operating area. At December 31, 2001 the Company had one loan on nonaccrual with a balance of $238,000.

Deposits

Total deposits increased $24.2 million, or 60.2%, to $64.3 million at December 31, 2001. During 2001, interest-bearing deposits increased 50.6% to $54.3 million while non-interest bearing deposits increased 144.3% to $10.0 million. At December 31, 2001, time deposits represented 65.4 % of total deposits, other interest-bearing deposits represented 19.1%, and non-interest bearing balances were 15.5 % of total deposits.

Capital Resources and Liquidity

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. In this regard, certain initial outlays were required to fund the opening of Bank of Florida including investment in premises and equipment, staffing and promotional activities. While it is anticipated that interest income will increase commensurate with interest expense upon the attraction of deposits, non-interest expenses will generally be disproportionately higher until such time as the volume of deposits and earning assets generate net interest income and service fees sufficient to cover these costs. Management’s philosophy in each instance of expansion is to attract deposit relationships through the offering of competitive rates, terms and service convenience.

As it is the Company’s philosophy to consider the investment portfolio principally as a source of liquidity, deposit growth, except to the extent necessary to maintain such liquidity, is generally utilized to fund the higher yielding loan portfolio, particularly commercial and consumer lending. In addition, it is management’s practice to maintain the Company’s well-capitalized status in compliance with regulatory guidelines when planning its expansion activities.

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the Office of the Comptroller of the Currency and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets. At December 31, 2002, the Company’s Tier 1 capital ratio was 15.40%, total risk-based capital ratio was 16.33 % and the leverage ratio was 10.99%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks, sources for loan sales and primarily short-term investments that could be liquidated if necessary. While the Company has not had a need to utilize these sources of liquidity, it continues to maintain their availability on a contingent basis.

Interest Sensitivity

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities for Citizens National and Bank of Florida as of December 31, 2002.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest Earning Assets:
Federal Funds Sold	$19,410	$—	$—	$—	$19,410
Due from banks & Investment Securities	2,523	—	—	6,625	9,148
Loans	44,306	1,014	1,014	59,555	105,889

Total Interest Earning Assets	66,239	1,014	1,014	66,180	134,447

Interest Bearing Deposits	47,232	—	—	—	47,232
Certificates, less than $100M	1,923	586	8,079	26,448	37,036
Certificates, $100M and over	5,360	10,724	7,919	4,908	28,911

Total Interest Bearing Liabilities	54,515	11,310	15,998	31,356	113,179

Interest Sensitivity Gap:
Sensitive Assets Less Rate
Sensitive Liabilities	$11,724	$(10,296)	$(14,984)	$34,824	$21,268

Cumulative Interest Sensitivity Gap	11,724	1,428	(13,556)	21,268

Interest Sensitivity Gap Ratio	121.5%	9.0%	6.3%	211.1%

Cumulative Interest Sensitivity Gap Ratio	121.5%	102.2%	83.4%	118.8%

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

At December 31, 2002, the Company had $68.3 million in interest sensitive assets compared to $81.8 million in interest sensitive liabilities that will mature or re-price within a year.

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[GRAPHIC APPEARS HERE]

Trianon Centre

3777 Tamiami Trail, North

Suite 200

Naples, Florida 34103

(941) 263-2111 PHONE

(941) 263-0496 FAX

www.hbkcpa.com

Board of Directors and Stockholders of

Bancshares of Florida, Inc.

Naples, Florida

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheets of Bancshares of Florida, Inc. and its subsidiaries Citizens National Bank of Southwest Florida, Bank of Florida, Inc. and Florida Trust Company Inc. (collectively, the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancshares of Florida Inc. and subsidiaries as of December 31, 2002, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

[GRAPHIC APPEARS HERE]

Certified Public Accountants

February 10, 2003

Naples, Florida

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS
Cash and due from banks	$4,940,688	$3,244,930
Interest bearing due from other banks	2,022,527	0
Federal funds sold	19,410,000	2,757,000

TOTAL CASH AND CASH EQUIVALENTS	26,373,215	6,001,930

Securities available for sale—NOTE B	6,664,148	75,760

Loans—NOTE C	105,889,011	68,405,562
Less:
Allowance for loan losses—NOTE C	906,739	494,205
Unearned income and deferred loan fees	47,152	63,802

NET LOANS	104,935,120	67,847,555

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	461,050	491,000
Premises and equipment—NOTE D	5,037,489	2,178,422
Accrued interest receivable	473,622	342,320
Other assets	590,476	154,826

	$144,535,120	$77,091,813

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits—NOTE E	$129,326,862	$64,287,574
Other borrowings—NOTE F	0	4,000,000
Accrued interest payable	26,725	4,690
Accrued expenses and other liabilities	175,818	278,752

TOTAL LIABILITIES	129,529,405	68,571,016

Commitments—NOTE H

Stockholders’ Equity—NOTE K:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 2,079,199 and 1,165,370 shares issued and outstanding	20,792	11,654
Additional paid-in capital	20,660,852	11,549,700
Accumulated deficit	(5,680,308)	(3,040,557)
Accumulated other comprehensive income	4,379	0

TOTAL STOCKHOLDERS’ EQUITY	15,005,715	8,520,797

	$144,535,120	$77,091,813

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
INTEREST INCOME
Interest and fees on loans	$5,955,418	$4,279,940	$1,779,649
Interest on securities and other	86,924	82,671	242,289
Interest on federal funds sold	120,455	263,485	651,339

TOTAL INTEREST INCOME	6,162,797	4,626,096	2,673,277

INTEREST EXPENSE
Interest on deposits	2,425,726	2,226,801	1,384,542
Interest on other borrowings	12,455	23,977	0

TOTAL INTEREST EXPENSE	2,438,181	2,250,778	1,384,542

NET INTEREST INCOME	3,724,616	2,375,318	1,288,735

PROVISION FOR LOAN LOSSES	487,057	214,572	255,702

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,237,559	2,160,746	1,033,033

NON-INTEREST INCOME
Service charges, commissions and fees	529,481	310,764	44,020

	3,767,040	2,471,510	1,077,053

NON-INTEREST EXPENSES
Salaries and employee benefits—NOTE I	3,461,339	1,731,279	1,248,478
Occupancy expenses	820,424	213,827	197,891
Equipment rental, depreciation and maintenance	507,157	275,058	237,810
General operating—NOTE N	1,617,871	804,135	656,855

TOTAL NON-INTEREST EXPENSES	6,406,791	3,024,299	2,341,034

LOSS BEFORE INCOME TAXES	(2,639,751)	(552,789)	(1,263,981)

INCOME TAXES—NOTE G	0	0	0

NET LOSS	$(2,639,751)	$(552,789)	$(1,263,981)

LOSS PER SHARE	$(1.48)	$(0.47)	$(1.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	1,784,892	1,165,370	1,164,675

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance (deficit) December 31, 1999	$11,451	$11,346,903	$(1,223,787)	$0	$10,134,567
Common stock issued	203	202,797	0	0	203,000
Comprehensive loss:
Net loss for 2000	0	0	(1,263,981)	0	(1,263,981)
Unrealized gain on available for sale investment securities	0	0	0	0	0

Total comprehensive loss					(1,263,981)

Balance (deficit) December 31, 2000	11,654	11,549,700	(2,487,768)	0	9,073,586
Comprehensive loss:
Net loss for 2001	0	0	(552,789)	0	(552,789)
Unrealized gain on available for sale investment securities	0	0	0	0	0

Total comprehensive loss					(552,789)

Balance (deficit) December 31, 2001	11,654	11,549,700	(3,040,557)	0	8,520,797
Common stock issued, net of offering cost of $18,000	9,138	9,111,152	0	0	9,120,290
Comprehensive loss:
Net loss for 2002	0	0	(2,639,751)	0	(2,639,751)
Unrealized gain on available for sale investment securities	0	0	0	4,379	4,379

Total comprehensive loss					(2,635,372)

Balance (deficit) December 31, 2002	$20,792	$20,660,852	$(5,680,308)	$4,379	$15,005,715

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,639,751)	$(552,789)	$(1,263,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,967	197,097	177,008
Provision for loan losses	487,057	214,572	255,702
Accretion of deferred loan fees and discounts	(85,923)	(68,328)	(36,998)
Increase in accrued interest receivable	(131,302)	(112,663)	(177,934)
Increase in other assets	(462,485)	(58,358)	(44,444)
Increase (decrease) in accrued interest payable	22,035	(22,055)	23,479
Increase (decrease) in accrued expenses and other liabilities	(104,602)	225,705	(103,511)

NET CASH USED IN OPERATING ACTIVITIES	(2,529,004)	(176,819)	(1,170,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	0	4,000,000	(2,000,000)
Net increase in loans	(37,489,048)	(35,321,218)	(28,596,114)
Purchase of securities available for sale	(6,581,992)	(164,400)	(25,000)
Net proceeds from restricted securities	29,950	0	0
Proceeds from securities held to maturity	0	1,000,000	0
Purchase of premises and equipment	(3,245,034)	(224,452)	(157,935)

NET CASH USED IN INVESTING ACTIVITIES	(47,286,124)	(30,710,070)	(30,779,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,066,123	24,152,594	22,187,609
Borrowings on (repayment of) short-term notes	(4,000,000)	4,000,000	0
Net proceeds from issuance of common stock	9,120,290	0	203,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,186,413	28,152,594	22,390,609

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,371,285	(2,734,295)	(9,559,119)

CASH AND CASH EQUIVALENTS
Beginning of year	6,001,930	8,736,225	18,295,344

End of year	$26,373,215	$6,001,930	$8,736,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,416,146	$2,272,833	$1,361,063

Noncash Transactions:
Unrealized increase in fair value on securities available for sale	$6,634	$0	$0

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

Bancshares of Florida, Inc. (the Company), formerly Citizens Bancshares of South Florida, Inc., was incorporated under the laws of the state of Florida. The Company had a secondary public offering that closed June 30, 2002 and used the proceeds to open a new bank, the Bank of Florida, Inc., in Ft. Lauderdale, Florida. Bank of Florida, Inc. began operations on July 16, 2002. In September 2002, Citizens Capital Management, Inc., a wholly-owned subsidiary of Citizens National Bank of Southwest Florida, changed its name to Florida Trust Company, Inc.

In February 2003, the company had begun preparations for a $9,000,000 secondary stock offering. A portion of the proceeds from the offering will be used to organize a state-chartered trust company and purchase Florida Trust Company, Inc. from Citizens National Bank of Southwest Florida. The remaining proceeds will be used for expansion.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Citizens National Bank of Southwest Florida, Bank of Florida, Inc. (the Banks) and Florida Trust Company, Inc. All significant intercompany balances and transactions have been eliminated.

The trust assets under management, by Florida Trust Company, Inc., as well as the contingent liability associated with those assets, are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Banks provide a full range of commercial and consumer banking services primarily within the Naples and Ft. Lauderdale, Florida areas. Citizens National Bank of Southwest Florida, a national bank, is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Bank of Florida, Inc. is a state chartered bank and is subject to regulation of the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

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

Investment Securities:

Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. No investments are held for trading purposes or

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

classified as held to maturity. Securities not classified as trading or held to maturity are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments do not have readily determinable fair values.

Realized gains and losses on sales of investment securities are determined by specific identification of the security sold. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statements of operations.

Loans:

Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

Management has established a policy to discontinue accruing interest (non-accrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Bank is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Interest income on non-accrual loans is recognized only as received.

Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of related loans on a method that approximates the interest method.

Allowance for Loan Losses:

The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management’s judgment, is adequate to provide for probable loan losses after giving consideration to the growth and composition of the loan portfolio, current economic conditions, past loss experience, evaluation of potential losses in the current loan portfolio and such other factors that warrant current recognition in estimating loan losses. Loans which are considered to be uncollectible are charged-off against the allowance. Recoveries on loans previously charged-off are added to the allowance.

Impaired loans are loans for which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at either the loan’s observable market price or the fair value of the collateral. Interest income on impaired loans is recognized only as received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

December 31, 2002 and 2001

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

Reclassifications:

The consolidated financial statements for 2001 have been reclassified to conform with the presentation for 2002. Such reclassifications had no effect on net results of operations.

New Accounting Pronouncements:

Effective December 15, 2002, the bank adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows:

	2002	2001	2000
Net loss as reported	$(2,639,751)	$(552,789)	$(1,263,981)
Deduct: Total stock-based employee compensation expense (income) determined under fair value based method for all awards net of related tax effects	(85,558)	42,169	39,807

Proforma net loss	$(2,554,193)	$(594,958)	$(1,303,788)

Basic and diluted net loss per share as reported	$(1.48)	$(0.47)	$(1.09)

Basic and diluted proforma net loss per share	$(1.48)	$(0.51)	$(1.12)

The Company has reviewed all new accounting pronouncements issued through 2002 and has determined that none of them would have a material impact on the financial condition or results of operations other than as described previously.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

NOTE B—SECURITIES

The amortized cost, unrealized gains and losses and estimated fair value of investment securities shown in the consolidated balance sheets of the Company at December 31 are as follows:

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2002
Mortgage-backed securities of U.S. Government Agencies	$3,081,754	$2,720	$0	$3,084,475
U.S. Treasury securities and other U.S. agency obligations	3,025,000	3,914	0	3,028,914
Independent Bankers Bank Stock	50,760	0	0	50,760
Corporate bonds	500,000	0		500,000

Totals	$6,657,514	$6,634	$0	$6,664,149

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2001
U.S. Treasury securities	$25,000	$0	$0	$25,000
Independent Bankers Bank Stock	50,760	0	0	50,760

Totals	$75,760	$0	$0	$75,760

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Bank’s portfolio and analysis servicer. As of December 31, 2002, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows:

	AMORTIZED COST	FAIR VALUE
Due after one through five years	$3,000,000	$3,002,188
Due after five through ten years	1,026,902	1,029,169
Due after ten years	2,579,852	2,582,031

	6,606,754	6,613,387
Independent Bankers Bank Stock	50,760	50,760

Totals	$6,657,514	$6,664,147

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

NOTE C—LOANS

The composition of loans at December 31 is as follows:

	2002	2001
Commercial	$12,597,133	$11,467,758
Real estate	74,230,978	35,902,902
Lines of credit	13,929,825	18,066,731
Consumer	5,131,075	2,968,171

Totals	$105,889,011	$68,405,562

The majority of the Company's lending activities are conducted principally with customers located in the Naples and Ft. Lauderdale, Florida areas. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Bank’s loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Bank could be susceptible to economic downturns and natural disasters.

The Bank had two loans for $257,113 and one loan for $238,518 on nonaccrual as of December 31, 2002 and 2001, respectively. Income that would have been recognized during 2002 and 2001 on such loans if they were in accordance with their original terms was $12,197 and $23,791, respectively.

The activity in the allowance for loan losses for the years ended December 31 is as follows:

	2002	2001	2000
Balance at beginning of year	$494,205	$281,067	$26,885
Provision charged to operations	487,057	214,572	255,702
Charge-offs	(74,523)	(1,702)	(2,520)
Recoveries	0	268	1,000

Balance at end of year	$906,739	$494,205	$281,067

NOTE D—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

	2002	2001
Land and land improvements	$545,269	$545,269
Building	1,056,407	1,056,407
Leasehold improvements	1,166,680	25,497
Furniture, fixtures and equipment	1,541,585	475,096
EDP equipment and software	1,533,033	495,671

	5,842,974	2,597,940
Less accumulated depreciation	805,485	419,518

Totals	$5,037,489	$2,178,422

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

Depreciation expense was $385,967, $197,097, and $177,008 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE E—DEPOSITS

Deposits at December 31 are comprised of the following:

	2002	2001
Interest-bearing:
Money market	$32,347,767	$4,868,795
Negotiable order of withdrawal accounts	13,826,170	6,517,843
Savings	1,057,866	884,501
Certificates of deposit:
Less than $100,000	37,036,386	15,840,965
$100,000 or more	28,911,306	26,182,268

	113,179,495	54,294,372
Demand (non-interest bearing)	16,147,367	9,993,202

Totals	$129,326,862	$64,287,574

The maturities on certificates of deposit of $100,000 or more as of December 31, 2002 are as follows:

Three months or less	$5,359,731
Over three months to six months	10,723,751
Over six months to twelve months	7,919,174
Over twelve months	4,908,650

Total	$28,911,306

Included in interest expense is $987,291, $1,134,555 and $681,952 which relates to interest on certificates of deposit of $100,000 or more for 2002, 2001 and 2000, respectively.

The maturities on certificates of deposits as of December 31, 2002 are as follows:

2003	$31,397,916
2004	15,936,687
2005	12,396,849
2006	558,665
2007	5,657,575

Total	$65,947,692

NOTE F—OTHER BORROWINGS

Other borrowings consist of an overnight adjustable rate loan from Federal Home Loan Bank with an interest rate of 1.83% at December 31, 2001. The loan is collateralized by mortgage loans held in the bank's portfolio. Other borrowings matured and were paid during 2002.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

NOTE G—INCOME TAXES

At December 31, 2002 and 2001, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance is recorded at December 31, 2002 and 2001.

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$1,661,899	$665,503
Allowance for loan losses	271,274	167,431
Organizational and startup costs	364,033	184,769
Other deductions deferred for income taxes	13,660	11,515

	2,310,866	1,029,218

Deferred tax liabilities:
Depreciation on premises and equipment	269,741	44,050
Unrealized gain in investment securities	2,256	0

	271,997	44,050

	2,038,869	985,168
Valuation allowance	2,041,125	985,168

Deferred tax assets (liability), net	$(2,256)	$0

At December 31, 2002, the Company had a tax net operating loss carryforward of approximately $4,888,000 expiring during 2019 through 2022.

NOTE H—COMMITMENTS

The Company has entered into an operating lease agreement for certain bank offices which expire on various dates through 2012. In addition, the Company has operating leases for office equipment which expire on various dates through 2005. Rent expense was $566,961 for 2002, $133,844 for 2001, and $128,615 for 2000 related to these leases.

Future minimum rental commitments as of December 31, 2002 are as follows:

Year ending—
December 31, 2003	$712,156
December 31, 2004	765,358
December 31, 2005	767,895
December 31, 2006	776,335
December 31, 2007	800,352
Thereafter	3,215,268

Total minimum payments required	$7,037,364

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The Company and the Bank have entered into employment agreements expiring at various dates through July 2004 with five senior officers providing for annual compensation aggregating approximately $607,800.

NOTE I—RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute from 1% to 15% of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 25% of the employees contributions. The Company made contributions to the Plan in the amounts of $40,361 and $10,348 during 2002 and 2001 and no contributions during 2000. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee's account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

NOTE J—RELATED PARTY TRANSACTIONS

The Bank has granted loans to executive officers and directors of the Bank and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 2002 is as follows:

Loan balances at December 31, 2001	$1,610,989
New loans	901,464
Repayments	(508,489)

Loan balances at December 31, 2002	$2,003,964

The Bank also has accepted deposits from employees, officers and directors of the Bank and the Company and from affiliates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors. Such deposits amounted to approximately $20,990,538 at December 31, 2002 and $6,093,792 at December 31, 2001.

In 2002 the company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC. Citizens Reserve, LLC is owned by several directors of the company. Monthly lease payments as of December 31, 2002 were $34,017. Total rent charged to operations under this lease was $169,513 in 2002 and $0 in 2001 and 2000. The lease term expires in 2012. Commitments under this lease agreement are included in NOTE H.

NOTE K—STOCKHOLDERS’ EQUITY

The Company has adopted an incentive stock option plan for certain of its employees and has authorized and reserved 150,000 shares of common stock for issuance under this plan.

The Company applies APB 25 in accounting for its stock option plan described above. The option price under the stock option plan equals or exceeds the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS No. 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in 2002, 2001 and 2000 include: dividend yield of 0.00%, expected volatility of 0.00%, risk-free interest rate of 1.92%, 5.08% and 5.25% and average expected lives of 1.64, 2.30 and 3.91 years, respectively. At December 31, 2002, 2001 and 2000, options for 81,100; 77,033 and 35,167 shares were exercisable at an average price per share of $10.00. Options granted expire after 10 years and are exercisable in 20% to 33.33% increments annually. Transactions related to this stock option plan are as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 1999	88,650	$10.00
Granted	10,000	$10.00
Forfeited	(150)	$10.00

Balance December 31, 2000	98,500	$10.00
Granted	19,900	$10.00
Forfeited	(300)	$10.00

Balance December 31, 2001	118,100	$10.00
Granted	44,500	$10.00
Forfeited	(20,000)	$10.00

Balance December 31, 2002	142,600	$10.00

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

The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2002, no amount was available for distribution to the Company as dividends without prior approval.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

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

	Capital to risk-weighted assets		Tier 1 capital to average assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Company was considered well capitalized as of December 31, 2002 and 2001.

Management is not aware of any events or circumstances that have occurred since December 31, 2002 that would change the Company’s capital category.

At December 31 actual capital levels and minimum required levels were as follows (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk weighted assets)
Consolidated	$15,911	16.33%	$7,795	8.00%	$9,745	10.00%
Citizens National Bank	$8,852	10.81%	$6,552	8.00%	$8,190	10.00%
Bank of Florida	$6,207	40.78%	$1,218	8.00%	$1,522	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$15,005	15.40%	$3,898	4.00%	$5,847	6.00%
Citizens National Bank	$8,076	9.86%	$3,278	4.00%	$4,914	6.00%
Bank of Florida	$6,077	39.93%	$609	4.00%	$913	6.00%
Tier 1 capital (to average assets)
Consolidated	$15,005	10.99%	$5,460	4.00%	$6,825	5.00%
Citizens National Bank	$8,076	7.05%	$4,582	4.00%	$5,728	5.00%
Bank of Florida	$6,077	29.58%	$822	4.00%	$1,027	5.00%

2001
Total capital (to risk weighted assets)
Consolidated	$9,015	14.14%	$5,102	8.00%	$6,377	10.00%
Bank	$7,022	11.01%	$5,102	8.00%	$6,377	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$8,520	13.36%	$2,551	4.00%	$3,826	6.00%
Bank	$6,528	10.24%	$2,551	4.00%	$3,826	6.00%
Tier 1 capital (to average assets)
Consolidated	$8,520	13.38%	$2,547	4.00%	$3,184	5.00%
Bank	$6,528	10.25%	$2,547	4.00%	$3,184	5.00%

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

NOTE L—OFF-BALANCE SHEET RISK

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

Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Banks' exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2002 and 2001, the Bank had commitments of approximately $16,661,346 and $5,121,217, respectively, for undisbursed portions of loans in process and unused portions of lines of credit. Commitments under standby letters of credit aggregated approximately $1,203,503 and $1,184,456 at December 31, 2002 and 2001, respectively.

NOTE M—FAIR VALUES OF FINANCIAL INSTRUMENTS

The following tables present the estimates of fair value of financial instruments as of December 31:

	2002
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$26,373,215	$26,373,215
Securities available for sale	6,664,148	6,664,148
Restricted securities	461,050	461,050
Net loans	104,935,121	106,614,081
Accrued interest receivable	473,622	473,622
Financial liabilities:
Deposits	129,326,862	130,948,175
Accrued interest payable	26,725	26,725
Off-balance sheet credit risk:
Commitments to extend credit	16,661,346	16,661,346
Standby letters of credit	1,203,503	1,203,503

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

	2001
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$6,001,930	$6,001,930
Securities available for sale	75,760	75,760
Restricted securities	491,000	491,000
Net loans	67,847,555	68,740,420
Accrued interest receivable	342,320	342,320
Financial liabilities:
Deposits	64,287,574	64,972,574
Other borrowings	4,000,000	4,000,000
Accrued interest payable	4,690	4,690
Off-balance sheet credit risk:
Commitments to extend credit	5,121,217	5,121,217
Standby letters of credit	1,184,456	1,184,456

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

The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the bank's long-term relationships with depositors and the benefit that results from low cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

NOTE N—GENERAL OPERATING EXPENSES

The following amounts comprise general operating expenses for the years ended December 31:

	2002	2001	2000
Stationery and supplies	$176,270	$57,219	$67,901
Data processing	347,472	189,426	171,584
Professional and outside service fees	363,745	216,740	228,105
Advertising, marketing and public relations	178,609	57,080	45,221
Dues and subscriptions	61,877	39,679	29,531
Insurance	16,663	15,538	14,800
License, fees and taxes	61,159	33,674	22,997
Meals and entertainment	105,716	58,575	22,094
Postage	69,596	31,370	19,855
Other	236,764	104,834	34,767

Totals	$1,617,871	$804,135	$656,855

NOTE O—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bancshares of Florida, Inc. (parent company only) as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, is as follows:

BALANCE SHEETS

	December 31
	2002	2001
Assets:
Investment in and indebtedness of subsidiaries, at equity	$14,152,393	$6,527,857
Cash and due from banks	591,740	2,189,263
Other assets	320,029	3,862

	$15,064,162	$8,720,982

Liabilities:
Accrued expenses and other liabilities	$62,826	$200,185
Stockholders’ equity:
Preferred stock	0	0
Common stock	20,792	11,654
Additional paid-in capital	20,660,852	11,549,700
Accumulated deficit	(5,680,308)	(3,040,557)

TOTAL STOCKHOLDERS’ EQUITY	15,001,336	8,520,797

	$15,064,162	$8,720,982

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002 and 2001

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2002	2001	2000
Income:
Interest on investment securities and other	$0	$17,866	$92,007
Expenses:
Salaries and employee benefits	45,569	20,019	0
Occupancy	1,936	0	0
General operating	246,979	56,313	0

TOTAL EXPENSES	294,484	76,332	0

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET LOSS OF SUBSIDIARIES	(294,484)	(58,466)	92,007
Income taxes	0	0	0

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED NET LOSS OF SUBSIDIARIES	(294,484)	(58,466)	92,007
Equity in undistributed net loss of subsidiaries	(2,345,267)	(494,323)	(1,355,988)

NET LOSS	(2,639,751)	(552,789)	(1,263,981)
Accumulated deficit:
Beginning of year	(3,040,557)	(2,487,768)	(1,223,787)

End of year	$(5,680,308)	$(3,040,557)	$(2,487,768)

STATEMENTS OF CASH FLOWS

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,639,751)	$(552,789)	$(1,263,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiaries	2,345,267	494,323	1,355,988
(Increase) decrease in other assets	(316,167)	(3,862)	10,000
Increase (decrease) in accrued expenses and other liabilities	(137,359)	199,998	187

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(748,010)	137,670	102,194

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(9,969,803)	0	0

NET CASH USED IN INVESTING ACTIVITIES	(9,969,803)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	9,120,290	0	203,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,120,290	0	203,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,597,523)	137,670	305,194
Cash and cash equivalents:
Beginning of year	2,189,263	2,051,593	1,746,399

End of year	$591,740	$2,189,263	$2,051,593

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

The information required by Part III of Form 10-KSB is, pursuant to General Instruction (G) of Form 10-KSB, incorporated by reference from the Company’s preliminary proxy statement as filed March 25, 2003, pursuant to Regulation 14A relating to the Company’s annual meeting of shareholders to be held in May 2003. The Company will within 120 days of the end of its fiscal year file with the Securities and Exchange Commission a preliminary proxy statement pursuant to Regulation 14A.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference from Bancshares’ preliminary Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 10.    EXECUTIVE COMPENSATION

Incorporated by reference from Bancshares’ preliminary Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from Bancshares’ preliminary Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from Bancshares’ preliminary Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description of Exhibit

a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

21.1	Subsidiaries of the Registrant.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 - President and Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350 - Chief Financial Officer

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the report that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within the 90 days preceding the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate for the above described purpose.

(b)    Change in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: March 20, 2003	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: March 20, 2003	By:	/s/ THOMAS M. WHELAN
Thomas M. Whelan
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOE B. COX Joe B. Cox	Chairman and Director	March 20, 2003

/s/ MICHAEL L. MCMULLAN Michael L. McMullan	Chief Executive Officer and Director	March 20, 2003

/s/ DONALD R. BARBER Donald R. Barber	Director	March 20, 2003

/s/ EARL L. FRYE Earl L. Frye	Director	March 20, 2003

Stanley W. Hole	Director

/s/ JOHN B. JAMES John B. James	Director	March 20, 2003

/s/ LAVONNE JOHNSON LaVonne Johnson	Director	March 20, 2003

/s/ LUC C. MAZZINI Luc C. Mazzini	Director	March 20, 2003

/s/ HARRY K. MOON Harry K. Moon	Director	March 20, 2003

/s/ MICHAEL T. PUTZIGER Michael T. Putziger	Director	March 20, 2003

/s/ RICHARD ROCHON Richard Rochon	Director	March 20, 2003

/s/ RAMON A. RODRIGUEZ Ramon A. Rodriguez	Director	March 20, 2003

/s/ POLLY M. ROGERS Polly M. Rogers	Director	March 20, 2003

/s/ BERNARD L. TURNER Bernard L. Turner	Director	March 20, 2003

Lorenzo Walker	Director

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

I, Michael L. McMullan, certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of Bancshares of Florida, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a_14 and 15d_14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  March 20, 2003

/s/ MICHAEL L. MCMULLAN
Michael L. McMullan President and Chief Executive Officer

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

I, Thomas M. Whelan, certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of Bancshares of Florida, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a_14 and 15d_14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  March 20, 2003

/s/ THOMAS M. WHELAN
Thomas M. Whelan Chief Financial Officer