Form 10QSB
period 2003-03-31
BANCSHARES OF FLORIDA INC
filed 2003-05-14
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Yes ☒	No ☐

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2003: 3,979,199 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one)

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b2). 2)

Yes ☐	No ☒

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Cash and due from banks	$7,354,125	$4,940,688
Interest bearing due from other banks	12,948,849	2,022,527
Federal funds sold	7,375,000	19,410,000

TOTAL CASH AND CASH EQUIVALENTS	27,677,974	26,373,215

Securities available for sale	9,665,037	6,664,148
Loans	122,912,702	105,889,011
Less:
Allowance for loan losses	1,193,057	906,739
Unearned income and deferred loan fees	25,990	47,152

NET LOANS	121,693,655	104,935,120

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	641,950	461,050
Premises and equipment	4,916,053	5,037,489
Accrued interest receivable	620,142	473,622
Other assets	614,878	590,476

TOTAL ASSETS	$165,829,689	$144,535,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$142,623,385	$129,326,862
Other borrowings	0	0
Accrued interest payable	39,144	26,725
Accrued expenses and other liabilities	191,108	175,818

TOTAL LIABILITIES	142,853,637	129,529,405

Commitments
Stockholders’ Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,079,199 and 2,079,199 shares issued and outstanding	30,792	20,792
Additional paid-in capital	29,707,200	20,660,852
Accumulated deficit	(6,787,638)	(5,680,308)
Accumulated other comprehensive income	25,698	4,379

TOTAL STOCKHOLDERS’ EQUITY	22,976,052	15,005,715

	$165,829,689	$144,535,120

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three-Months Ended March 31, 2003 and 2002

	(unaudited) Three-months ended March 31,

	2003	2002

INTEREST INCOME
Interest and fees on loans	$1,836,727	$1,261,180
Interest on securities and other	147,210	8,397
Interest on federal funds sold	31,378	18,444

TOTAL INTEREST INCOME	2,015,315	1,288,021

INTEREST EXPENSE
Interest on deposits	820,805	526,028
Interest on other borrowings	0	12,402

TOTAL INTEREST EXPENSE	820,805	538,430

NET INTEREST INCOME	1,194,510	749,591
PROVISION FOR LOAN LOSSES	291,673	206,398

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	902,837	543,193
NON-INTEREST INCOME
Service charges, commissions and fees	148,537	111,525

	1,051,374	654,718

NON-INTEREST EXPENSES
Salaries and employee benefits	1,152,727	412,242
Occupancy expenses	346,275	62,769
Equipment rental, depreciation and maintenance	187,219	65,232
General operating	472,483	629,404

TOTAL NON-INTEREST EXPENSES	2,158,704	1,169,647

LOSS BEFORE INCOME TAXES	(1,107,330)	(514,929)
INCOME TAXES	0	0

NET LOSS	$(1,107,330)	$(514,929)

LOSS PER SHARE	$(0.43)	$(0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,549,199	1,222,145

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2003 and 2002

	(unaudited) Three-months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,107,330)	$(514,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,720	52,707
Provision for loan losses	291,673	206,500
Accretion of deferred loan fees and discounts	7,195	(6,681)
Increase in accrued interest receivable	(146,520)	(42,683)
Increase in other assets	(268,054)	(99,759)
Increase in accrued interest payable	12,419	471
Increase (decrease) in accrued expenses and other liabilities	3,708	(30,543)

NET CASH USED IN OPERATING ACTIVITIES	(1,043,189)	(434,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	0	(203,626)
Net increase in loans	(17,046,792)	(8,210,443)
Purchase of securities available for sale	(2,973,881)	0
Purchase of restricted securities	(180,900)	(40,100)
Purchase of premises and equipment	(42,284)	(769,307)

NET CASH USED IN INVESTING ACTIVITIES	(20,243,857)	(9,223,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,291,805	11,779,948
Repayment of short-term notes	0	(4,000,000)
Net proceeds from issuance of common stock	9,300,000	2,758,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,591,805	10,537,948

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,304,759	879,555
CASH AND CASH EQUIVALENTS
Beginning of period	26,373,215	6,001,930

End of period	$27,677,974	$6,881,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$808,386	$537,959

Noncash Transactions:
Unrealized increase in fair value on securities available for sale	$32,901	$0

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE-MONTHS ENDED March 31, 2003

NOTE A—Organization and Basis of Presentation

Organization:

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

          Citizens National Bank of Southwest Florida is a full service commercial bank. The bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Citizens National Bank provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services.  On April 7, 2003 Citizens National Bank will have changed its name to Bank of Florida N.A.

          On April 18, 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Citizens National. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002 Florida Trust Company applied to the Florida Department of Financial Services and upon that application’s approval in March 2003, Bancshares acquired Florida Trust Company from Citizens National.  Florida Trust Company will continue its operations as a subsidiary of Bancshares.   Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

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

Basis of Presentation:

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

          The Company’s significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in its 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

          Effective December 15, 2002, the bank adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148).  This statement amends FASB statement No. 123, “Accounting for Stock-Based Compensation”.  It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows:

	Three Month Period Ending March 31,

	2003	2002

Net Income(Loss) :
As reported	$(1,107,330)	$(514,929)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13,152	15,138

Pro forma	$(1,120,482)	$(530,067)

Net Loss Per Share:
Basic and diluted
As reported	$(0.43)	$(0.42)
Pro forma	$(0.44)	$(0.43)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For The Three Months Ended March 31, 2003 Compared to
The Three Months Ended March 31, 2002

Financial Condition

          The net loss for the three month ended March 31, 2003 totaled $1,107,330 or $0.43 per, share as the Company continued to grow its asset base in order to cover fixed costs of operations and to expand wealth management services. This loss during the current period compares to a net loss of $514,929 or $0.42 per share for the same three-month period a year ago.  Excluding the operations of Bank of Florida in Ft Lauderdale, which opened for business in July, 2002, the current period net loss totaled $535,693.

          The Company continued to experience growth in assets, loans and deposits. Total assets, as of March 31, 2003, were $165,830,000 up $21,295,000 or 14.7% during the quarter and an increase of $78,745,000 or 90.4% compared to the same date a year ago.  Gross loans, as of March 31, 2003, were $122,913,000 up $17,024,000 or 16.1% during the quarter and an increase of $46,306,000 or 60.4% compared to the same date a year ago. Deposits of $142,623,000 were up $13,296,000 or 10.3% for the quarter and up $66,555,000 or 87.5% compared to the same date a year ago.

Results of Operations

          Net Interest Income - The largest component of our net income is “net interest income”, which is the difference between the income earned on assets and the interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest-earning assets and interest-bearing liabilities.

          Net interest income before provision for loan losses totaled $1,194,510 for the three months ended March 31, 2003 compared with $749,591 for the same period a year ago.  The annualized net interest margin was 2.80% for the first quarter of 2003 compared with 3.63% during the same period a year ago.  The decrease in margin during the current quarter can be primarily attributable to the current interest rate environment and to the faster growth in average interest bearing deposits than in higher yielding interest earning assets during the earlier part of the current quarter.  Provisions for loan losses were $291,673 and $206,398 for the three months ended March 31, 2003 and 2002, respectively.  The increased provision during the current three-month period can be primarily attributable to the continued growth in the loan portfolio.

          While the Banks have continued to experience steady loan growth the current interest rate environment has reduced total interest income. The following table represents the effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated.  The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

COMPARISON OF THE THREE-MONTH PERIODS ENDED
MARCH 31, 2003 TO MARCH 31, 2002

	Increase (Decrease) Due to Change in:

	Average Balance	Average Rate	Total Increase (Decrease)

Interest earned on:
Federal Funds Sold	$32,320	$(19,386)	$12,934
Investments	154,458	(15,645)	138,813
Loans	1,002,994	(577,225)	425,769

Total interest income	1,189,772	(612,256)	577,516

Interest paid on:
Savings Deposits	392	(86)	306
Time Deposits	380,704	(306,356)	74,348
Other Interest Bearing	117,607	102,516	220,123
Other Borrowings	(12,402)	—	(12,402)

Total interest expense	486,301	(203,926)	282,375

Change in net interest income	$703,471	$(408,330)	$295,141

          The significant declines noted in the yield on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve during 2001 and 2002 and the resulting declines in market interest rates.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three-Months Ended March 31, 2003		Year Ended December 31, 2002

Return on average assets	(2.76	)% (1)	(2.57)%
Return on average equity	(19.29	)% (1)	(19.49)%
Interest-rate spread during the period	2.37	% (1)	2.89%
Net interest margin	2.80	% (1)	3.49%
Net charge-offs during the period to average loans outstanding during the period	0.02%		0.09%
Allowance for loan losses to total loans	0.97%		0.86%
Allowance for loan losses to non-performing assets	493.05%		352.82%
Non-performing loans to total loans	0.20%		0.24%
Non-performing loans to total assets	0.15%		0.18%
Average equity to average assets ratio	14.31%		13.17%

                             (1)  Annualized

          Provision and Allowance for Credit Losses-   The allowance for loan losses is established based upon management’s evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, local and national economic conditions, and other factors.

          The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

          At March 31, 2003, the allowance for credit losses amounted to $1,193,057, or 0.97% of outstanding loans.   The allowance for credit losses totaled $906,739 and $700,705 or 0.86% and 0.92%of outstanding loans at December 31, and March 31, 2002, respectively.  The provision for credit losses was $291,673 for the three-months ended March 31, 2003 compared to $206,398 for the same three-month period a year ago. Because of a lack of historical loss experience, the provision has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The provision is also influenced by the fact that some 25% of the loan portfolio is residential real estate, which historically has resulted in a lower percentage of losses.

          An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended March 31, 2003 and 2002.

	2003	2002

Balance at beginning of period	$906,739	$494,205
Charge-offs:	5,365	—
Recoveries:	10	102
Provision for losses charged to operations	291,673	206,398

Balance at end of period	$1,193,057	$700,705

          Non-interest Income- Our primary sources of non-interest income include fees generated by Florida Trust Company, service charges on deposit accounts and fees related to loans which are closed in the name of a third party. Other sources of non-interest income include debit card, ATM card, check printing, safe deposit, wire transfer and official check fees.

          For the three-months ended March 31, 2003 and 2002 total non-interest income was $148,537 and $111,525 respectively. A larger deposit base as well as an increase in assets under advisement drove the increase during the current three-month period reflecting an increase in service charges related to deposit accounts and activity fees related to Florida Trust Company.

          Non-Interest Expense - Non-interest expense totaled $2,158,704 for the three months ended March 31, 2003 compared to $1,169,647 during the same three-month period a year ago.   Approximately 40% of this increase, or $392,000 was attributable to the increase in operating costs during the first three months of 2003 over organizational cost during the same period 2002 for Bank of Florida which began operations in July 2002.   Excluding Bank of Florida, the increase in 2002 also included increases in salary and benefits of $334,894 or 81% that resulted from the addition of staff due to; continued growth, staffing for the company’s new main office/branch, which opened in August 2002 and normal salary and benefit increases. The addition of the two new office locations during the third quarter of 2002 increased occupancy and equipment related expenses from $128,001 for the three months ended March 31, 2002 to 533,494 during the three-month ended March 31, 2003.  Excluding the Bank of Florida organizational charges of $293,891, during the first quarter of 2002, other general operating expenses reflected similar increases due to the Company’s growth.

Average Balances, Income and Expenses, and Rates

          The following table represents, for the three-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Three-Months Ended March 31,

	2003			2002

	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

Assets:
Earning Assets:
Interest Earning Deposits	$12,826,736	$70,827	2.21%	$69,130	$623	3.60%
Securities	8,155,084	76,383	3.75%	569,433	7,774	5.46%
Federal Funds Sold	10,664,223	31,378	1.18%	4,615,626	18,444	1.60%
Loans	109,687,147	1,630,959	5.95%	71,262,312	1,205,190	6.76%

Total Interest-Earning assets	141,333,190	1,809,547	5.12%	76,516,501	1,232,031	6.44%
Non Interest-earning assets	19,064,098			4,838,999

Total Assets	$160,397,288			$81,355,500

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$54,071,660	252,372	1.87%	$12,351,285	$32,249	1.04%
Savings	1,158,369	1,301	0.45%	864,494	995	0.46%
Time Deposit	64,173,784	567,132	3.53%	47,131,693	492,784	4.18%
Other Borrowings	—	—	—	2,470,911	12,402	2.01%

Total interest-bearing liabilities	$119,403,813	820,805	2.75%	$62,818,383	$538,430	3.43%
Non-interest bearing liabilities	18,038,742			9,531,681
Stockholders’ Equity	22,954,733			9,005,436

Total Liabilities & Stockholders’ Equity	$160,397,288			$81,355,500

Net interest income		$988,742			693,601

Interest-rate spread (1)			2.37%			3.01%
Net Interest margin (2)			2.80%			3.63%
Ratio of average interest-earning assets to average interest-earning liabilities		118.4%			121.8%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by total interest-earning assets.

Liquidity and Capital Resources

          Liquidity Management- Liquidity management involves monitoring our sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets.  In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and the Federal Home Loan Bank.

          Short-Term Investments- Short-term investments, which consist of federal funds sold and interest-bearing deposits, averaged $23.5 million in the first three months of 2003, as compared to $4.7 million during the same period of 2002. At March 31, 2003 and December 31, 2002, short-term investments totaled $20.3 million and $21.4 million, respectively. These funds are a source of our liquidity and are generally invested in an earning capacity on an overnight basis.

          Management regularly reviews our liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

          Deposits and Other Sources of Funds- In addition to deposits, the sources of funds available to the Banks for lending and other business purposes include loan repayments, loan sales, borrowings from the Federal Home Loan Bank and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

          Deposits- Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $142.6 million at March 31, 2003, and $129.3 million at December 31, 2002.  The funding requirements for loans have continued to grow in the first three-months of 2003, from 2002 levels.  Total loans have increased $17.0 million during the period from December 31, 2002, to March 31, 2003.  Non-interest deposits represented 12.4% of average total deposits during the three-months ended March 31, 2003 management continues a conscious effort to attract deposits from commercial relationships. Management anticipates that a stable base of deposits will be our primary source of funding to meet both its short-term and long-term liquidity needs in the future.

          Capital-The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

	Capital to risk-weighted assets

	Total	Tier 1	Tier 1 capital to average assets

Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

           The Company was considered well capitalized as of March 31, 2003.

          Management is not aware of any events or circumstances that have occurred since March 31, 2003 that would change the Company’s capital category.

          Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Bancshares of Florida and Citizens National exceeded their minimum regulatory capital ratios as of March 31, 2003.

The following table reflects the actual capital levels and minimum required levels at March 31, 2003. (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$24,148	20.15%	$9,586	8.00%	$11,982	10.00%
Citizens National Bank	$10,642	11.71%	$7,272	8.00%	$9,090	10.00%
Bank of Florida	$6,731	24.40%	$2,206	8.00%	$2,758	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$22,955	19.16%	$4,793	4.00%	$7,189	6.00%
Citizens National Bank	$9,675	10.64%	$3,636	4.00%	$5,454	6.00%
Bank of Florida	$6,505	23.59%	$1,103	4.00%	$1,655	6.00%
Tier 1 capital (to average assets)
Consolidated	$22,955	14.31%	$6,416	4.00%	$8,020	5.00%
Citizens National Bank	$9,675	7.87%	$4,919	4.00%	$6,149	5.00%
Bank of Florida	$6,505	19.50%	$1,335	4.00%	$1,668	5.00%

          During the quarter ended March 31, 2003 the Bancshares issued 1,000,000 shares of $0.01 par value common stock on the open market. The net proceed from this offering of approximately $9,056,000 have or will be used for the acquisition of Florida Trust company by Bancshares from Citizens National, additional Capital contributions for the Banks and Florida Trust Company and to fund future growth and liquidity needs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

          Certain statements in this Annual Report on Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bancshares of Florida, Inc. does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II. – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS

          The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this form 10-QSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003.

Exhibit Number	Description of Exhibit

a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

21.1	Subsidiaries of the Registrant.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 - President and Chief Executive Officer

99.2	Certification Pursuant to 18 U.S.C. Section 1350 - Chief Financial Officer

(a)  EXHIBITS

Bancshares of Florida filed no Form 8-Ks in the first quarter of 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: April 12, 2003	By:	/s/ MICHAEL L. MCMULLAN

Michael L. McMullan Chief Executive Officer (Principal Executive Officer)

Dated: April 12, 2003	By:	/s/ THOMAS M. WHELAN

Thomas M. Whelan Chief Financial Officer (Principal Financial and Accounting Officer)