Form 10QSB
period 2003-06-30
BANCSHARES OF FLORIDA INC
filed 2003-08-13
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 333-74997

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, as of June 30, 2003: 3,079,199 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b2). 2)    Yes  ☐    No  ☒

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Cash and due from banks	$9,286,638	$4,940,688
Interest bearing due from other banks	44,728	2,022,527
Federal funds sold	4,052,000	19,410,000

TOTAL CASH AND CASH EQUIVALENTS	13,383,366	26,373,215

Securities available for sale	9,533,328	6,664,148
Loans	147,183,422	105,889,011
Less:
Allowance for loan losses	1,380,845	906,739
Unearned income and deferred loan fees	50,155	47,152

NET LOANS	145,752,422	104,935,120

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	663,450	461,050
Premises and equipment	4,905,370	5,037,489
Accrued interest receivable	556,222	473,622
Other assets	580,782	590,476

TOTAL ASSETS	$175,374,940	$144,535,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$153,031,529	$129,326,862
Other borrowings	0	0
Accrued interest payable	11,656	26,725
Accrued expenses and other liabilities	165,008	175,818

TOTAL LIABILITIES	153,208,193	129,529,405

Commitments
Stockholders’ Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,079,199 and 2,079,199 shares issued and outstanding	30,792	20,792
Additional paid-in capital	29,630,985	20,660,852
Accumulated deficit	(7,553,938)	(5,680,308)
Accumulated other comprehensive income	58,908	4,379

TOTAL STOCKHOLDERS’ EQUITY	22,166,747	15,005,715

	$175,374,940	$144,535,120

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three-Months Ended June 30, 2003 and 2002

	Three-months ended June 30,
	2003	2002
	(unaudited)

INTEREST INCOME
Interest and fees on loans	$2,159,824	$1,368,199
Interest on securities and other	95,519	26,941
Interest on federal funds sold	8,856	22,185

TOTAL INTEREST INCOME	2,264,199	1,417,325

INTEREST EXPENSE
Interest on deposits	788,244	544,029
Interest on other borrowings	0	0

TOTAL INTEREST EXPENSE	788,244	544,029

NET INTEREST INCOME	1,475,955	873,296
PROVISION FOR LOAN LOSSES	208,876	34,222

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,267,079	839,074

NONINTEREST INCOME
Service charges, commissions and fees	187,482	124,121
Gains on sales of securities available for sale, net	9,101	0

TOTAL NONINTEREST INCOME	196,583	124,121

	1,463,662	963,195

NONINTEREST EXPENSES
Salaries and employee benefits	1,162,849	756,311
Occupancy expenses	340,805	129,634
Equipment rental, depreciation and maintenance	195,883	81,644
General operating	533,528	357,985

TOTAL NONINTEREST EXPENSES	2,233,065	1,325,574

LOSS BEFORE INCOME TAXES	(769,403)	(362,379)
INCOME TAXES	0	0

NET LOSS	$(769,403)	$(362,379)

LOSS PER SHARE	$(0.25)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,079,199	1,751,903

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six-Months Ended June 30, 2003 and 2002

	Six-months ended June 30,
	2003	2002
	(unaudited)

INTEREST INCOME
Interest and fees on loans	$3,996,548	$2,629,379
Interest on securities and other	242,730	35,338
Interest on federal funds sold	40,234	40,629

TOTAL INTEREST INCOME	4,279,512	2,705,346

INTEREST EXPENSE
Interest on deposits	1,609,048	1,070,057
Interest on other borrowings	0	12,402

TOTAL INTEREST EXPENSE	1,609,048	1,082,459

NET INTEREST INCOME	2,670,464	1,622,887
PROVISION FOR LOAN LOSSES	500,548	240,620

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,169,916	1,382,267
NONINTEREST INCOME
Service charges, commissions and fees	336,018	235,646
Gains on sales of securities available for sale, net	9,101	0

TOTAL NONINTEREST INCOME	345,119	235,646

	2,515,035	1,617,913

NONINTEREST EXPENSES
Salaries and employee benefits	2,312,476	1,417,843
Occupancy expenses	687,079	258,814
Equipment rental, depreciation and maintenance	383,103	147,435
General operating	1,006,007	671,129

TOTAL NONINTEREST EXPENSES	4,388,665	2,495,223

LOSS BEFORE INCOME TAXES	(1,873,630)	(877,308)
INCOME TAXES	0	0

NET LOSS	$(1,873,630)	$(877,308)

LOSS PER SHARE	$(0.67)	$(0.59)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,815,663	1,487,024

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2003 and 2002

	Six-months ended June 30,
	2003	2002
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,873,630)	$(877,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,955	106,252
Provision for loan losses	500,548	240,620
Accretion of deferred loan fees and discounts	8,166	(12,278)
Gains on sales of investment securities available for sale	(9,101)	0
Increase in accrued interest receivable	(82,600)	(22,387)
Increase in other assets	(172,993)	8,447
Increase (decrease) in accrued interest payable	(15,069)	156
Decrease in accrued expenses and other liabilities	(30,182)	(203,257)

NET CASH USED IN OPERATING ACTIVITIES	(1,346,906)	(759,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(41,315,435)	(11,159,684)
Purchase of securities available for sale	(2,807,195)	(500,000)
Purchase of restricted securities	(202,400)	(40,100)
Purchase of premises and equipment	(195,836)	(2,286,698)

NET CASH USED IN INVESTING ACTIVITIES	(44,520,866)	(13,986,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,715,103	14,585,901
Repayment of short-term notes	0	(4,000,000)
Net proceeds from issuance of common stock	9,162,820	9,138,290

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,877,923	19,724,191

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,989,849)	4,977,954

CASH AND CASH EQUIVALENTS
Beginning of period	26,373,215	6,001,930

End of period	$13,383,366	$10,979,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,624,117	$1,082,303

Noncash Transactions:
Unrealized increase in fair value on securities available for sale	$63,630	$0

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE-MONTHS ENDED JUNE 30, 2003

NOTE A—Organization and Basis of Presentation

Organization:

Bancshares of Florida Inc., f/k/a Citizens Bancshares of South Florida, Inc. (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida N.A., a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida N.A., f/k/a Citizens National Bank of Southwest Florida. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida N.A., commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

Bank of Florida N.A is a full-service commercial bank. The bank offers a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida N.A provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automated teller services (ATMs).

On April 18, 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida N.A. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002 Florida Trust Company applied to the Florida Department of Financial Services and upon that application’s approval in March 2003, Bancshares acquired Florida Trust Company from Bank of Florida N.A. As a subsidiary of Bancshares, Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened in Ft. Lauderdale, Florida. Bank of Florida opened with over $7 million in capital and offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services. (Bank of Florida N.A. and Bank of Florida are collectively referred to in this report as the “Banks”).

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

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows:

	Six-Month Period Ending June 30,
	2003	2002
Net Income (Loss) :
As reported	$(1,873,630)	$(877,308)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	21,152	20,330
Pro forma	$(1,894,782)	$(897,638)
Net Loss Per Share:
Basic and diluted
As reported	$(0.67)	$(0.59)
Pro forma	$(0.67)	$(0.60)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For The Three Months Ended June 30, 2003 Compared to

The Three Months Ended June 30, 2002 and The Three Months Ended March 31, 2003

Financial Condition

The net loss for the three months ended June 30, 2003 totaled $769,000 or $0.25 per share as the Company continued to grow its asset base in order to cover fixed costs of operations sufficient to support a much larger organization and to expand wealth management services. The loss during the current period compares to a net loss of $362,000 or $0.21 per share for the same three-month period a year ago. Excluding the operations of Bank of Florida in Ft. Lauderdale, which opened for business in July, 2002, the current period net loss totaled $310,000.

The current period’s loss was $338,000 or 31% less than the first quarter 2003 loss of $1,107,000, while the loss per share was lower by $0.18 or 43% from $0.43 in the first quarter. The primary reasons for the improvement in the second quarter compared to first quarter 2003 are a 24% increase in operating income (net interest income plus noninterest income) and a comparatively small decrease in loan loss provision expense, which more than offset a modest 3.4% increase in noninterest expense. Approximately $0.06 or one-third of the improvement in earnings per share reflects the full quarter impact of the Company’s 1.0 million share initial public offering during the first quarter of 2003.

An important milestone was achieved in the second quarter when the Bank of Florida, N.A. broke even on a cash basis, excluding the impact of the loan loss provision (a noncash expense). The significantly higher occupancy cost of its new Naples headquarters location has now been absorbed as targeted by management when the facility was opened last fall. In the month of June, the Naples bank was profitable, including the impact of the loan loss provision.

The Company continued to experience growth in assets, loans and deposits during the quarter. Total assets, as of June 30, 2003, were $175,375,000 up $9,545,000 or 5.8% during the quarter, and an increase of $79,639,000 or 83.2% compared to the same date a year ago. Gross loans, as of June 30, 2003, were $147,183,000, up $24,270,000 or 19.7% during the quarter, and an increase of $67,726,000 or 85.2% compared to the same date a year ago. Deposits of $153,032,000 were up $10,409,000 or 7.3% for the quarter, and up $74,159,000 or 94.0% compared to the same date a year ago.

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

Net interest income totaled $1,476,000 million for the three-month period ended June 30, 2003, rising 23.5% or $281,000 compared with first quarter 2003 and 69.1% or $603,000 versus second quarter 2002. The increases reflect earning asset growth noted above, with the net interest margin for the comparative quarters of 2003 and 2002 being nearly maintained despite the current falling interest rate environment. The second quarter 2003 net margin was 3.87%, off 11 basis points from the same period last year and up 49 basis points from first quarter 2003. The increase in margin compared to the linked quarter reflects a significant reduction in the level of lower-yielding federal funds sold and interest bearing deposits due banks. This increase was partially offset by the impact of yields on earning assets decreasing at a faster pace than rates on deposits, consistent with the company’s asset/liability mix, its more attractive deposit pricing strategy in newer markets, and the current interest rate environment falling to near historic lows.

While the Banks have continued to experience steady loan growth, the current interest rate environment has reduced interest earned per dollar of earning assets. The following table represents the effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance between the two periods. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate between the two periods. Changes resulting from average balance/rate variances are included in changes resulting from volume.

The significant declines noted in the yield on earning assets and the costs of interest-bearing liabilities relate to the numerous reductions in federal funds rates by the Federal Reserve and the resulting declines in market interest rates. As indicated below, higher volumes have more than offset the impact of lower rates.

COMPARISON OF THE THREE MONTH PERIODS ENDED

JUNE 30, 2003 TO JUNE 30, 2002 AND TO MARCH 31, 2003

	Three months ended June 30, 2003 and June 30, 2002			Three months ended June 30, 2003 and March 31, 2003
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Balance	Average Rate	Total Increase (Decrease)	Average Balance	Average Rate	Total Increase (Decrease)
Change in:
Interest earned on:
Investments	$62,608	$5,970	$68,578	$(60,061)	$8,370	$(51,691)
Fed funds sold	(6,832)	(6,497)	(13,329)	(22,522)	—	(22,522)
Loans	929,702	(138,077)	791,625	429,749	(106,652)	323,097

Total interest income	985,478	(138,604)	846,874	347,166	(98,282)	248,884

Interest paid on:
NOW & money markets accounts	150,758	18,450	169,208	12,520	(55,272)	(42,752)
Savings	477	19	496	23	29	52
Certificates of deposit	140,165	(65,654)	74,511	34,138	(23,999)	10,139

Total interest expense	291,400	(47,185)	244,215	46,681	(79,242)	(32,561)

Net interest income	$694,078	$(91,419)	$602,659	$300,485	$(19,040)	$281,445

Provision and Allowance for Loan Losses—The allowance for loan losses is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. Management also considers the results of independent internal and external credit reviews.

The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At June 30, 2003, the allowance for credit losses amounted to $1,381,000 or 0.94% of outstanding loans and covered nonperforming loans by 6.8 times. The allowance totaled $1,193,000 and $678,000 at March 31, 2003 and June 30, 2002, respectively, or 0.97% and 0.85% of outstanding loans, respectively.

The provision for loan losses was $209,000 for the quarter, an $83,000 decrease from the first quarter 2003 level and $175,000 greater than the same period last year, reflective of loan growth. Because of a lack of historical loss experience, the allowance, and its impact on the required provision, has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The allowance is also influenced by the fact that some 25% of the loan portfolio is residential real estate, which historically has resulted in a lower percentage of losses.

An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the six-month periods ended June 30, 2003 and 2002.

	2003	2002
Balance at beginning of period	$906,739	$494,205
Charge-offs:	26,452	56,682
Recoveries:	10	102
Provision for losses charged to operations	500,548	240,620

Balance at end of period	$1,380,845	$678,245

Noninterest Income—Our primary sources of noninterest income include fees generated by Florida Trust Company, service charges on deposit accounts and fees related to loans which are closed in the name of a third party. Other sources of noninterest income include debit card, ATM card, check printing, safe deposit, wire transfer and official check fees.

Noninterest income totaled $197,000 for the second quarter, up $48,000 or 32% from the first quarter level and $73,000 or 59% compared to the same three month period in 2002. The improvement reflects steady growth in banking service fees as well as expanded revenues related to Florida Trust Company. Over the last twelve months, assets under advisement at the Florida Trust Company have risen 36% to $94 million, resulting in a 57% increase in second quarter revenues versus the same period last year. The current three month period also includes $9,000 related to gains on the sales of approximately $3.8 million in available-for-sale securities, the yields of which were being adversely impacted due to accelerated prepayments due to the current interest rate environment. The proceeds were reinvested and used to fund loan growth.

Noninterest Expense—Noninterest expense totaled $2,233,000 for the quarter, an increase of $74,000 or 3% from the prior quarter and $907,000 greater (up 68%) than the same period last year. The latter increase is primarily attributable to additional staff, overhead and other related expense caused by the addition of the Company’s new main office in Naples in third quarter 2002 and the operations of the Ft. Lauderdale bank. Approximately $335,000 in one-time organization costs of the new bank were expensed in second quarter 2002.

Results by Operating Unit—The following tables represent summarized results of operations by operating unit for the periods indicated. “Other” includes consolidating eliminating entries and activity at the holding company level.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Three Months Ended:

June 30, 2003
Net interest income	$1,117	$347	$12	$—	$1,476
Noninterest income	80	10	107	—	197
Provision for loan losses	116	93	—	—	209
Noninterest expense	1,196	722	215	100	2,233

Net loss	$(115)	$(458)	(96)	$(100)	$(769)

End of period assets	$131,157	$47,342$2,731	$(5,855)	$175,375

June 30, 2002
Net interest income	$873	$—	$—	$—	$873
Noninterest income	56	—	68	—	124
Provision for loan losses	34	—	—	—	34
Noninterest expense	789	335	144	57	1,325

Net income (loss)	$106	$(335)	(76)	$(57)	$(362)

End of period assets	$95,049	$1,034	$150	$(497)	$95,736

For The Six Months Ended June 30, 2003 Compared to

The Six Months Ended June 30, 2002

The net loss for the six month period ended June 30, 2003 totaled $1,874,000 or $0.67 per share. This loss compares to a net loss of $877,000 or $0.59 per share for the same six month period a year ago. Excluding the operations of Bank of Florida in Ft. Lauderdale, which opened for business in July, 2002, the current period net loss totaled $844,000.

In the first half of this year, operating income rose 62% or $1.148 million over the same 2002 period. Growth was contributed about equally by the company’s Ft. Lauderdale bank, which opened in early July 2002, and the founding, four-year-old Naples bank.

Results of Operations

Net Interest Income—Net interest income totaled $2,670,000 for the six-month period ended June 30, 2003, rising 65% or $1,047,000 compared with the same six-month period in 2002. The net margin was 3.63%, off 35 basis points from the same period last year. The decline in the current six month period reflects the impact of the company’s interest bearing assets repricing at a faster rate than interest bearing liabilities during a period of significant rate reductions. This resulted in an 82 basis point decline in the yield on earning assets which was only partially offset by a corresponding 70 basis point drop in the yield on interest bearing liabilities.

COMPARISON OF SIX MONTH PERIODS ENDED

JUNE 30, 2003 TO JUNE 30, 2002

	Six months ended June 30, 2003 and June 30, 2002 Increase (Decrease) Due to Change in:
	Average Balance	Average Rate	Total Increase (Decrease)
Change in:
Interest earned on:
Investments	$206,394	$998	$207,392
Fed funds sold	11,086	(11,481)	(395)
Loans	1,594,743	(227,574)	1,367,169

Total interest income	1,812,223	(238,057)	1,574,166

Interest paid on:
NOW & money markets accounts	345,274	44,057	389,331
Savings	842	(40)	802
Certificates of deposit	299,440	(150,582)	148,858
Other Borrowings	(12,402)	—	(12,402)

Total interest expense	633,154	(106,565)	526,589

Net interest income	$1,179,069	$(131,492)	$1,047,577

Provision for Loan Losses—The provision for loan losses was $501,000 for the six months ended June 30, 2003 compared to $241,000 for the same six month period a year ago, reflective of loan growth.

Noninterest Income—Noninterest income, excluding gains on the sale of securities, totaled $336,000 for the six-month period ended June 30, 2003, up $100,000 or 42% compared with the same six-month period in 2002. The improvement reflects steady growth in banking service fees as well as expanded trust revenues. Over the last twelve months, assets under advisement at the Florida Trust Company have risen 36% to $94 million, resulting in a 37% increase in year-to-date revenues versus the same period last year.

Noninterest Expense—Noninterest expense totaled $4,389,000 million for the six-month period ended June 30, 2003, an increase of $1,894,000 or 76% over the same period last year. The increase is primarily attributable to additional staff, overhead and other related expense caused by the addition of the Company’s new main office in Naples in third quarter 2002 and the opening of the new bank in Ft. Lauderdale on July 16, 2002. Approximately $629,000 in one-time organization costs of the new bank were expensed in the first half of 2002.

Selected Ratios—The following table shows selected ratios for the periods ended or at the dates indicated:

	Three-Months Ended June 30, 2003		Six-Months Ended June 30, 2003		Year Ended December 31, 2002
Return on average assets	(1.85	)%(1)	(2.33	)%(1)	(2.57)%
Return on average equity	(13.68	)%(1)	(18.17	)%(1)	(19.49)%
Interest-rate spread during the period	3.44	%(1)	3.20	%(1)	3.34%
Net interest margin	3.87	%(1)	3.63	%(1)	3.93%
Net charge-offs during the period to average loans outstanding during the period	0.06%		0.04%		0.09%
Allowance for loan losses to total loans	0.94%		0.94%		0.86%
Allowance for loan losses to nonperforming loans	676.88%		676.88%		352.82%
Nonperforming loans to total loans	0.14%		0.14%		0.24%
Nonperforming assets to total assets	0.12%		0.12%		0.18%
Average equity to average assets ratio	13.49%		12.83%		13.17%

(1)	Annualized

Results by Operating Unit—The following tables represent summarized results of operations by operating unit for the periods indicated. “Other” includes consolidating eliminating entries and activity at the holding company level.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Six Months Ended:

June 30, 2003
Net interest income	$2,108	$550	$12	$—	$2,670
Noninterest income	140	16	189	—	345
Provision for loan losses	312	189	—	—	501
Noninterest expense	2,376	1,407	416	189	4,388

Net loss	$(440)	$(1,030)	(215)	$(189)	$(1,874)

End of period assets	$131,157	$47,342	$2,731	$(5,855)	$175,375

June 30, 2002
Net interest income	$1,623	$—	$—	$—	$1,623
Noninterest income	98	—	138	—	236
Provision for loan losses	241	—	—	—	241
Noninterest expense	1,513	629	264	89	2,495

Net loss	$(33)	$(629)	(126)	$(89)	$(877)

End of period assets	$95,049	$1,034	$150	$(497)	$95,736

Average	Balances, Income and Expenses, and Rates

The following tables represent, for the three-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Three-Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$1,895,367	$5,934	1.25%	$3,829,213	$18,723	1.96%
Securities	10,958,390	89,585	3.27%	605,399	8,218	5.43%
Federal Funds Sold	2,997,725	8,856	1.18%	5,318,202	22,185	1.67%
Loans	136,856,469	2,159,824	6.31%	78,003,547	1,368,199	7.02%

Total Interest-Earning assets	152,707,951	2,264,199	5.93%	87,756,361	1,417,325	6.46%
Non Interest-earning assets	14,002,875			7,707,844

Total Assets	$166,710,826			$95,464,205

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$57,289,346	209,620	1.46%	$16,087,254	$40,412	1.00%
Savings	1,182,987	1,353	0.46%	761,024	857	0.45%
Time Deposit	68,314,232	577,271	3.38%	51,635,097	502,760	3.89%
Other Borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	$126,786,565	788,244	2.49%	$68,483,375	$544,029	3.18%
Demand deposits	15,764,714			11,077,003
Other non-interest bearing liabilities	1,669,267			281,402

Total non-interest bearing liabilities	17,433,981			11,358,405
Stockholders’ Equity	22,490,280			15,622,425

Total Liabilities & Stockholders’ Equity	$166,710,826			$95,464,205

Net interest income		$1,475,955			873,296

Interest-rate spread (1)			3.44%			3.28%
Net Interest margin (2)			3.87%			3.98%
Ratio of average interest-earning assets to average interest-earning liabilities		120.4%			128.1%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

	For the Six-Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$7,229,484	$76,761	2.12%	$1,933,151	$19,346	2.00%
Securities	9,559,879	165,969	3.47%	582,588	15,992	5.49%
Federal Funds Sold	6,809,795	40,234	1.18%	4,926,090	40,629	1.65%
Loans	123,346,862	3,996,548	6.48%	74,019,508	2,629,379	7.10%

Total Interest-Earning assets	146,946,020	4,279,512	5.82%	81,461,337	2,705,346	6.64%
Non Interest-earning assets	13,924,810			6,221,859

Total Assets	$160,870,830			$87,683,196

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$55,545,448	461,992	1.66%	$14,102,399	$72,661	1.03%
Savings	1,170,746	2,654	0.45%	806,079	1,852	0.46%
Time Deposit	66,255,449	1,144,402	3.45%	48,977,504	995,544	4.07%
Other Borrowings	—	—	—	1,228,630	12,402	2.02%

Total interest-bearing liabilities	$122,971,643	1,609,048	2.62%	$65,114,612	$1,082,459	3.32%
Demand deposits	15,652,079			9,932,525
Other non-interest bearing liabilities	1,613,744			423,339

Total non-interest bearing liabilities	17,265,823			10,355,864
Stockholders’ Equity	20,633,364			12,212,720

Total Liabilities & Stockholders’ Equity	$160,870,830			$87,683,196

Net interest income		$2,670,464			1,622,887

Interest-rate spread (1)			3.20%			3.32%
Net Interest margin (2)			3.63%			3.98%
Ratio of average interest-earning assets to average interest-earning liabilities		119.5%			125.1%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

Liquidity	and Capital Resources

Liquidity Management—Liquidity management involves monitoring our sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of certain holdings in the investment portfolio is very predictable and subject to a high degree of control at the time of purchase; other investment holdings, such as mortgage-backed securities, are much less predictable due to sensitivity to financial market rates. Net deposit inflows and outflows, whether related to time deposits or nonmaturity instruments such as money market accounts or demand deposits, are also difficult to predict. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and the Federal Home Loan Bank.

Short-Term Investments—Short-term investments, which consist of federal funds sold and interest-bearing deposits, averaged $4.9 million and $14.0 million in the first three and six months ended of 2003, as compared to $9.1 million and $6.9 million during the comparative periods of 2002. At June 30, 2003 and December 31, 2002, short-term investments totaled $4.1 million and $21.4 million, respectively. These funds are a source of our liquidity and are generally invested in an earning capacity on an overnight basis.

Management regularly reviews our liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds—In addition to deposits, the sources of funds available to the Banks for lending and other business purposes include loan repayments, loan sales, borrowings from the Federal Home Loan Bank, national market funding sources, and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Deposits—Deposits from our primary market provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $153.2 million at June 30, 2003 versus $129.3 million at December 31, 2002. The funding requirements for loans have continued to grow in the first half of 2003 compared to 2002 levels. Total loans at June 30, 2003 have increased $24.3 million since March 31, 2003 and $41.3 million since December 31, 2002. Non-interest bearing deposits represented 11% of average total deposits during the first six months of 2003. Management continues a conscious effort to attract deposits from commercial relationships. The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future.

Capital—The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

The Company was considered well capitalized as of June 30, 2003.

Management is not aware of any events or circumstances that have occurred since June 30, 2003 that would change the Company’s capital category.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets as defined by various leverage ratios. The minimum requirement for the tier 1 leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Bancshares of Florida and the Banks exceeded their minimum regulatory capital ratios as of June 30, 2003.

The following table reflects the actual capital levels and minimum required levels at June 30, 2003. (Dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$23,548	16.59%	$11,355	8.00%	$14,194	10.00%
Bank of Florida N.A.	$10,622	10.05%	$ 8,456	8.00%	$10,569	10.00%
Bank of Florida	$ 6,366	17.76%	$ 2,868	8.00%	$ 3,585	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$22,167	15.62%	$ 5,677	4.00%	$ 8,516	6.00%
Bank of Florida N.A.	$ 9,560	9.04%	$ 4,228	4.00%	$ 6,342	6.00%
Bank of Florida	$ 6,047	16.87%	$ 1,434	4.00%	$ 2,151	6.00%
Tier 1 capital (to average assets)
Consolidated	$22,167	13.82%	$ 6,416	4.00%	$ 8,020	5.00%
Bank of Florida N.A.	$ 9,560	7.46%	$ 5,126	4.00%	$ 6,408	5.00%
Bank of Florida	$ 6,047	15.39%	$ 1,572	4.00%	$ 1,965	5.00%

During the quarter ended March 31, 2003 the Bancshares issued 1,000,000 shares of $0.01 par value common stock on the open market. The net proceeds from this offering of approximately $8,980,000 have or will be used for the acquisition of Florida Trust Company by Bancshares from Bank of Florida N.A., additional capital contributions for the Banks and Florida Trust Company and to fund future growth and liquidity needs.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-QSB may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance and could cause actual results for fiscal 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bancshares of Florida, Inc. does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

PART II.    OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I.    To elect one Class I, five Class II and one Class III directors of the Company.

	FOR	WITHHELD
John B. James	2,471,311	22,400
Michael L. McMullan	2,471,311	22,400
Harry K. Moon, M.D.	2,472,411	21,300
Michael T. Putziger	2,471,661	22,050
Richard Rochon	2,472,411	21,300
Ramon A. Rodriguez	2,472,411	21,300
Bernard L. Turner	2,470,111	23,600

PROPOSAL II.    To amend the Company’s 1999 Stock Option Plan to increase the number of shares available for issuance upon the exercise of stock options;

FOR	AGAINST	ABSTAIN
1,633,168	227,050	20,991

PROPOSAL III.    To amend the Company’s Amended and Restated Articles of Incorporation to eliminate staggered terms and multiple classes of directors so that all directors will now serve for one-year terms.

FOR	AGAINST	ABSTAIN
2,407,671	74,090	11,950

PROPOSAL IV.    The adjournment of the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve Proposals I, II and III.

FOR	AGAINST	ABSTAIN
2,394,020	89,591	10,100

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

Exhibit Number	Description of Exhibit

a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

Exhibit Number	Description of Exhibit

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

10.12	Employee Severance Agreement of Terry E. Best, dated as of March 31, 2003.

10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

(b)  REPORTS ON FORM 8-K

In the fiscal quarter ended June 30, 2003, the Company filed the following Form 8-Ks:

Date	Subject

April 4, 2003	Press release concerning election of Earl L. Frye as Chairman of the Board and Joe B. Cox as Vice Chairman.

April 29, 2003	Press release announcing the Company’s results of operations for the fiscal quarter ended March 31, 2003.

May 12, 2003	Report to shareholders concerning results of operations for the fiscal quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.
Dated: August 13, 2003	By:	/S/ MICHAEL L. MCMULLAN
Michael L. McMullan Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2003	By:	/S/ THOMAS M. WHELAN
Thomas M. Whelan Chief Financial Officer (Principal Financial and Accounting Officer)