Form 10QSB
period 2003-09-30
BANCSHARES OF FLORIDA INC
filed 2003-11-14
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

The number of shares outstanding of the Registrant’s common stock, as of September 30, 2003:

3,079,199 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one)     Yes ☐     No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b2).

2)   Yes ☐     No ☒

PART I. Financial Information

Item 1. Financial Statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$7,971,933	$4,940,688
Interest bearing deposits in other banks	46,322	2,022,527
Federal funds sold	6,657,000	19,410,000

TOTAL CASH AND CASH EQUIVALENTS	14,675,255	26,373,215

Securities available for sale, at fair value	9,327,751	6,664,148
Loans	163,648,300	105,889,011
Less:
Allowance for loan losses	1,466,657	906,739
Unearned income and deferred loan fees	76,816	47,152

NET LOANS	162,104,827	104,935,120

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	663,450	461,050
Premises and equipment	4,814,878	5,037,489
Accrued interest receivable	619,304	473,622
Other assets	869,962	590,476

TOTAL ASSETS	$193,075,427	$144,535,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$167,180,951	$129,326,862
Other borrowings	4,000,000	0
Accrued interest payable	28,500	26,725
Accrued expenses and other liabilities	279,468	175,818

TOTAL LIABILITIES	171,488,919	129,529,405

Commitments

Stockholders’ Equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,079,199 and 2,079,199 shares issued and outstanding	30,792	20,792
Additional paid-in capital	29,628,031	20,660,852
Accumulated deficit	(8,005,372)	(5,680,308)
Accumulated other comprehensive (loss) income, net of tax	(66,943)	4,379

TOTAL STOCKHOLDERS’ EQUITY	21,586,508	15,005,715

	$193,075,427	$144,535,120

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three-Months Ended September 30, 2003 and 2002

	(unaudited) Three-months ended September 30,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$2,246,147	$1,488,415
Interest on securities and other interest bearing assets	78,639	21,929
Interest on federal funds sold	21,009	28,174

TOTAL INTEREST INCOME	2,345,795	1,538,518

INTEREST EXPENSE
Interest on deposits	800,969	607,382
Interest on other borrowings	5,574	53

TOTAL INTEREST EXPENSE	806,543	607,435

NET INTEREST INCOME	1,539,252	931,083
PROVISION FOR LOAN LOSSES	81,209	136,443

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,458,043	794,640

NONINTEREST INCOME
Mortgage banking	91,173	62,474
Trust fees	127,695	69,136
Service charges and fees	160,944	69,896

TOTAL NONINTEREST INCOME	379,812	201,506

NONINTEREST EXPENSES
Salaries and employee benefits	1,148,519	950,183
Occupancy expenses	340,490	235,894
Equipment rental, depreciation and maintenance	204,166	166,588
General operating	596,111	459,573

TOTAL NONINTEREST EXPENSES	2,289,286	1,812,238

LOSS BEFORE INCOME TAXES	(451,431)	(816,092)
INCOME TAXES	0	0

NET LOSS	$(451,431)	$(816,092)

LOSS PER SHARE (Basic and Diluted)	$(0.15)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,079,199	2,079,199

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine-Months Ended September 30, 2003 and 2002

	(unaudited) Nine-months ended September 30,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$6,015,332	$4,009,382
Interest on securities and other interest bearing assets	321,369	57,267
Interest on federal funds sold	61,243	68,803

TOTAL INTEREST INCOME	6,397,944	4,135,452

INTEREST EXPENSE
Interest on deposits	2,410,017	1,677,439
Interest on other borrowings	5,574	12,455

TOTAL INTEREST EXPENSE	2,415,591	1,689,894

NET INTEREST INCOME	3,982,353	2,445,558
PROVISION FOR LOAN LOSSES	581,757	377,063

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,400,596	2,068,495

NONINTEREST INCOME
Mortgage banking	264,622	129,177
Trust fees	317,002	207,413
Service charges and fees	361,569	208,976
Gains on sales of securities available for sale, net	9,101	—

TOTAL NONINTEREST INCOME	952,294	545,566

NONINTEREST EXPENSES
Salaries and employee benefits	3,460,998	2,368,026
Occupancy expenses	1,027,569	494,708
Equipment rental, depreciation and maintenance	587,269	314,024
General operating	1,602,118	1,131,203

TOTAL NONINTEREST EXPENSES	6,677,954	4,307,961

LOSS BEFORE INCOME TAXES	(2,325,064)	(1,693,900)
INCOME TAXES	0	0

NET LOSS	$(2,325,064)	$(1,693,900)

LOSS PER SHARE (Basic and Diluted)	$(0.80)	$(1.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,904,474	1,686,789

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2003 and 2002

	(unaudited) Nine-months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,325,064)	$(1,693,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494,269	225,269
Provision for loan losses	581,757	377,063
Amortization (accretion) of deferred loan fees and discounts	58,249	(15,388)
Gains on sales of securities available for sale	(9,101)	—
Increase in accrued interest receivable	(145,682)	(118,902)
Increase in other assets	(462,173)	(131,914)
Increase in accrued interest payable	1,775	10,671
Increase (decrease) in accrued expenses and other liabilities	101,836	(198,315)

NET CASH USED IN OPERATING ACTIVITIES	(1,704,134)	(1,545,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(57,748,127)	(27,233,196)
Proceeds from the sale of securities available for sale	4,342,054	—
Proceeds from principal repayments on securities available for sale	979,169	—
Purchase of securities available for sale	(8,087,964)	(500,000)
Purchase of restricted securities	(202,400)	(40,100)
Purchase of premises and equipment	(271,658)	(2,976,982)

NET CASH USED IN INVESTING ACTIVITIES	(60,988,926)	(30,750,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,835,234	33,398,770
Borrowing (repayment) of short-term notes	4,000,000	(4,000,000)
Net proceeds from issuance of common stock	9,159,866	9,138,290

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,995,100	38,537,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,697,960)	6,241,366
CASH AND CASH EQUIVALENTS
Beginning of period	26,373,215	6,001,930

End of period	$14,675,255	$12,243,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,413,816	$1,679,223

Noncash Transactions:
Unrealized decrease in fair value on securities available for sale	$71,322	$—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Organization and Basis of Presentation

Organization:

Bancshares of Florida Inc., (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida N.A., a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida N.A. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida, N.A., commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

Bank of Florida N.A is a full-service commercial bank. The bank offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida N.A provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automated teller services (ATMs).

On April 18, 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida N.A. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, Florida Trust Company applied to the Florida Department of Financial Services and upon that application’s approval in March 2003, Bancshares acquired Florida Trust Company from Bank of Florida N.A. As a subsidiary of Bancshares, Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened in Ft. Lauderdale, Florida. Bank of Florida opened with over $7 million in capital and offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services. (Bank of Florida N.A. and Bank of Florida are collectively referred to in this report as the “Banks”).

Basis of Presentation:

The unaudited interim condensed financial statements for the three and nine months ended September 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The Company’s significant accounting policies are described in Note A of the Notes to Consolidated Financial Statements included in its 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2002 Form 10-KSB.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net (Loss) :
As reported	$(451,431)	$(816,092)	$(2,325,064)	$(1,693,900)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,929	2,418	11,661	7,700

Pro forma	$(447,502)	$(813,674)	$(2,336,725)	$(1,701,600)

Net Loss Per Share:
Basic and diluted
As reported	$(0.15)	$(0.39)	$(0.80)	$(1.00)
Pro forma	$(0.15)	$(0.39)	$(0.80)	$(1.01)

The Company’s comprehensive loss for the three and nine months ended September 30, 2003 and 2002 is presented below:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net (Loss) :	$(451,431)	$(816,092)	$(2,325,064)	$(1,693,900)
Unrealized holding losses on securities available for sale, net of tax	(125,851)	—	(71,322)	—

Total Comprehensive Loss	$(577,282)	$(816,092)	$(2,336,725)	$(1,693,900)

(SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34” which requires disclosures about the guarantor’s obligations and liquidity risks related to guarantees issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This interpretation did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”) to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. The statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and analysis of financial condition and results of operations

For the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002 and the Three Months Ended June 30, 2003

The net loss for the three months ended September 30, 2003 totaled $451,000 or $0.15 per share as the Company continued to grow its asset base in order to cover fixed costs of operations sufficient to support a much larger organization and to expand wealth management services. The loss during the current period compares to a net loss of $816,000 or $0.39 per share for the same three-month period a year ago.

The current period’s loss was $315,000 or 41% less than the second quarter 2003 loss of $766,000, while the loss of $0.15 per share 40% lower than the $0.25 loss per share in the second quarter. The primary reasons for the improvement in the third quarter compared to second quarter 2003 are an 11% increase in net interest income, a 36% increase in non interest income and a 61% reduction in loan loss provision, while holding the increase in total non-interest expenses to 3%.

The Company continued to experience growth in assets, loans and deposits during the quarter. Total assets, as of September 30, 2003, were $193,075,000 up $17,700,000 or 10% during the quarter, and an increase of $79,328,000 or 70% compared to the same date a year ago. Gross loans, as of September 30, 2003, were $163,648,000, up $16,465,000 or 11% during the quarter, and an increase of $68,071,000 or 71% compared to the same date a year ago. Deposits of $167,181,000 were up $14,149,000 or 9% for the quarter, and up $69,495,000 or 71% compared to the same date a year ago.

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

Net interest income totaled $1,539,000 for the three-month period ended September 30, 2003, rising 11% or $154,000 compared with second quarter 2003 and 65% or $608,000 versus third quarter 2002. The increases reflect earning asset growth noted above, with the net interest margin for the comparative quarters of 2003 and 2002 being nearly maintained despite the current falling interest rate environment. The third quarter 2003 net interest margin was 3.57%, off 14 basis points from the same period last year and down 6 basis points from second quarter 2003. The decrease in margin between the second and third quarters of 2003 reflects an increase from 83% to 84% in the ratio of interest bearing liabilities to interest earning assets. The yield on earning assets decreased at substantially the same rate as interest bearing liabilities, 25 basis points versus 26 basis points respectively, consistent with the Company’s asset/liability mix and the current interest rate environment falling to near historic lows.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED

September 30, 2003 to September 30, 2002 and to June 30, 2003

	Three months ended September 30, 2003 and September 30, 2002 Increase (Decrease) Due to Change in:			Three months ended September 30, 2003 and June 30, 2003 Increase (Decrease) Due to Change in:
Change in:	Average Balance	Average Rate	Total Increase (Decrease)	Average Balance	Average Rate	Total Increase (Decrease)
Interest earned on:
Investments	$51,450	$5,260	$56,710	$(22,712)	$5,832	$(16,880)
Fed funds sold	(1,014)	(6,151)	(7,165)	14,118	(1,965)	12,153
Loans	847,891	(90,159)	757,732	242,739	(65,541)	177,198

Total interest income	898,327	(91,050)	807,277	234,145	(61,674	172,471

Interest paid on:
NOW & money markets accounts	145,978	3,858	149,836	34,343	(36,100)	(1,757)
Savings	231	(61)	170	(59)	(149)	(208)
Certificates of deposit	90,470	(46,889)	43,581	37,075	(22,385)	14,690
Other borrowings	5,521	—	5,521	5,574	—	5,574

Total interest expense	242,200	(43,092)	199,108	76,933	(58,634)	18,299

Net interest income	$656,127	$(47,958)	$608,169	$157,212	$(3,040)	$154,172

Provision and Allowance for Loan Losses – The allowance for loan losses is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower’s ability to pay. Management also considers the results of independent internal and external credit reviews.

The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. At September 30, 2003, the allowance for credit losses amounted to $1,467,000 or 0.90% of outstanding loans and covered nonperforming loans by 7.3 times. The allowance totaled $1,381,000 and $815,000 at June 30, 2003 and September 30, 2002, respectively, or 0.94% and 0.85% of outstanding loans, respectively.

The provision for loan losses was $81,000 for the quarter, a $128,000 decrease from the second quarter 2003 level and $55,000 less than the same period last year. The decrease in provisions during the current period was partially attributable to the repayment of a loan totaling approximately $1.0 million that was carrying a higher risk rating than the average loan portfolio. Because of a lack of historical loss experience, the allowance, and its impact on the required provision, has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The allowance is also influenced by the fact that some 25% of the loan portfolio is residential real estate, which historically has resulted in a lower percentage of losses. Nonperforming loans (including nonaccruals and 90-day delinquencies) were virtually unchanged at $201,000 or 0.12% of loans outstanding at quarter end compared to $204,000 at June 30, 2003 and $257,000 at December 31, 2002.

An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended September 30, 2003 and 2002.

	2003	2002
Balance at beginning of period	$1,380,845	$678,245
Charge-offs:	—	—
Recoveries:	4,603	—
Provision for losses charged to operations	81,209	136,443

Balance at end of period	$1,466,657	$814,688

Noninterest Income – Our primary sources of noninterest income include fees related to loans which are closed in the name of a third party, fees generated by Florida Trust Company, service charges on loans and deposit accounts. Other sources of noninterest income include debit card, ATM card, check printing, safe deposit, wire transfer and official check fees.

Noninterest income (excluding securities gains) totaled $380,000 for the third quarter of 2003, up $101,000 or 36% from the second quarter level and $179,000 or 89% compared to the same three month period in 2002. The improvement reflects steady growth in banking service fees; increased volume in loans originated for third parties and expanded revenues related to Florida Trust Company. Over the last twelve months, assets under advisement at the Florida Trust Company have risen 53% to $110 million, resulting in an 86% increase in third quarter revenues at Florida Trust Company versus the same period last year.

Noninterest Expense – Noninterest expense totaled $2,289,000 for the quarter, an increase of $59,000 or 3% from the prior quarter and $477,000 greater (up 26%) than the same period last year. The latter increase is primarily attributable to the full quarter impact during the current three month period of additional staff, overhead and other related expense caused by the addition of the Company’s new main office in Naples during the third quarter 2002, the operations of the Ft. Lauderdale bank and continued staff increases related to growth in the Company’s franchises.

Results by Operating Unit – The following tables represent summarized results of operations by operating unit for the periods indicated. * “Other” includes consolidating eliminating entries and activity at the holding company level.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other *	Bancshares of Florida Consolidated
For the Three Months Ended:

September 30, 2003
Net interest income	$1,109	$416	$14	$—	$1,539
Noninterest income	201	51	128	—	380
Provision for loan losses	20	61	—	—	81
Noninterest expense	1,201	672	217	199	2,289

Net income (loss)	$89	$(266)	(75)	$(199)	$(451)

End of period assets	$145,409	$58,545	$2,641	$(13,520)	$193,075

September 30, 2002
Net interest income	$865	$66	$—	$—	$931
Noninterest income	122	10	69	—	201
Provision for loan losses	81	55	—	—	136
Noninterest expense	1,038	521	192	61	1,812

Net income (loss)	$(132)	$(500)	(123)	$(61)	$(816)

End of period assets	$104,375	$12,143	$150	$(2,921)	$113,747

For The Nine Months Ended September 30, 2003 Compared to The Nine Months Ended September 30, 2002

The net loss for the nine month period ended September 30, 2003 totaled $2,325,000 or $0.80 per share. This loss compares to a net loss of $1,694,000 or $1.00 per share for the same nine month period a year ago. Excluding the operations of Bank of Florida in Ft. Lauderdale, which opened for business in July, 2002, the current period net loss totaled $1,029,000.

In the first nine-months of this year, net interest income rose 63% or $1,538,000 over the same 2002 period. Growth was contributed about equally by the Company’s Ft. Lauderdale Bank, which opened in early July 2002, and the founding, Naples Bank. Noninterest income, excluding gains on the sale of investment securities, increased $397,000 or 73% to $943,000 during the nine months ended September 30, 2003 from $546,000 during the same nine month period in 2002. Growth in noninterest income was primarily attributable to increases at the Naples Bank and to Florida Trust Company.

Results of Operations

Net Interest Income – Net interest income totaled $3,982,000 for the nine-month period ended September 30, 2003, rising 63% or $1,537,000 compared with the same nine-month period in 2002. The net interest margin was 3.41%, off 30 basis points from the same period last year. The decline in the current nine month period reflects the impact of the Company’s interest bearing assets repricing at a faster rate than interest bearing liabilities during a period of significant rate reductions. This resulted in a 90 basis point decline in the yield on earning assets which was only partially offset by a corresponding 76 basis point drop in the yield on interest bearing liabilities. The decrease in margin between the two periods was also attributable to an increase from 79% to 84% in the ratio of interest bearing liabilities to interest earning assets.

COMPARISON OF NINE MONTH PERIODS ENDED

SEPTEMBER 30, 2003 TO SEPTEMBER 30, 2002

	Nine months ended September 30, 2003 and September 30, 2002 Increase (decrease) Due to Change in:
Change in:	Average Balance	Average Rate	Total Increase (Decrease)
Interest earned on:
Investments	$249,745	$14,357	$264,102
Fed funds sold	27,722	(35,282)	(7,560)
Loans	2,663,572	(657,622)	2,005,950

Total interest income	2,941,039	(678,547)	2,262,492

Interest paid on:
NOW & money markets accounts	455,388	83,779	539,167
Savings	1,214	(242)	972
Certificates of deposit	550,455	(358,016)	192,439
Other Borrowings	(6,881)	—	(6,881)

Total interest expense	1,000,176	(274,479)	725,697

Net interest income	$1,940,863	$(404,068)	$1,536,795

Provision for Loan Losses – The provision for loan losses was $582,000 for the nine months ended September 30, 2003 compared to $377,000 for the same nine month period a year ago, reflective of loan growth.

An analysis of the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the nine-month periods ended September 30, 2003 and 2002.

	2003	2002
Balance at beginning of period	$906,739	$494,205
Charge-offs:	(26,452)	(56,682)
Recoveries:	4,613	102
Provision for losses charged to operations	581,757	377,063

Balance at end of period	$1,466,657	$814,688

Noninterest Income – Non interest income excluding gains on the sale of investment securities increased $398,000 or 73% to $943,000 during the nine months ended September 30, 2003 from $546,000 during the same nine month period in 2002. The improvement reflects steady growth in banking service fees as well as expanded trust revenues. Over the last twelve months, assets under advisement at the Florida Trust Company have risen 53% to $110 million, resulting in an 86% increase in third quarter revenue versus the same period last year.

Noninterest Expense – Noninterest expense totaled $6,678,000 for the nine-month period ended September 30, 2003, an increase of $2,370,000 or 55% over the same period last year. The increase was primarily attributable to additional staff, overhead and other related expenses related to the addition of the Company’s new main office in Naples in third quarter 2002 and the opening of the new Bank in Ft. Lauderdale on July 16, 2002.

Selected Ratios – The following table shows selected ratios for the periods ended or at the dates indicated:

	Three-Months Ended		Nine-Months Ended		Year Ended
	September 30, 2003		September 30, 2003		December 31, 2003
Return on average assets	(0.97	)%(1)	(1.83	)%(1)	(2.57)%
Return on average equity	(8.22	)%(1)	(15.21	)%(1)	(19.49)%
Interest-rate spread during the period	3.21	%(1)	3.01	%(1)	3.04%
Net interest margin	3.57	%(1)	3.41	%(1)	3.64%
Net charge-offs during the period to average loans outstanding during the period	(0.01)%		0.02%		0.09%
Allowance for loan losses to total loans	0.90%		0.90%		0.86%
Allowance for loan losses to nonperforming loans	729.68%		412.15%		352.82%
Nonperforming loans to total loans	0.12%		0.12%		0.24%
Nonperforming assets to total assets	0.10%		0.10%		0.18%
Average equity to average assets ratio	11.77%		12.06%		13.17%
(1) Annualized

Results by Operating Unit—The following tables represent summarized results of operations by operating unit for the periods indicated. (*) “Other” includes consolidating eliminating entries and activity at the holding company level.

	Bank of Florida, N.A Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other (*)	Bancshares of Florida Consolidated
For the Nine Months Ended:

September 30, 2003
Net interest income	$3,008	$948	$27	$(1)	$3,982
Noninterest income	551	85	317	(1)	952
Provision for loan losses	332	250	—	—	582
Noninterest expense	3578	2,079	633	387	6,677

Net loss	$(351)	$(1,296)	(289)	$(389)	$(2,325)

End of period assets	$145,409	$58,545	$2,641	$(13,520)	$193,075

September 30, 2002
Net interest income	$2,380	$66	$—	$—	$2,446
Noninterest income	328	11	207	—	546
Provision for loan losses	322	55	—	—	377
Noninterest expense	2,551	1,150	456	152	4,309

Net loss	$(165)	$(1,128)	(249)	$(152)	$(1,694)

End of period assets	$104,375	$12,143	$150	$(2,921)	$113,747

Average	Balances, Income and Expenses, and Rates

The following tables represent, for the three-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Three-Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$45,802	$219	1.91%	$2,935,969	$4,408	0.60%
Securities	9,926,172	78,420	3.16%	1,156,045	17,521	6.06%
Federal Funds Sold	9,147,087	21,009	0.92%	6,972,219	28,174	1.62%
Loans	153,390,962	2,246,147	5.86%	89,423,764	1,488,415	6.66%

Total Interest-Earning assets	172,510,023	2,345,795	5.44%	100,487,997	1,538,518	6.12%
Non Interest-earning assets	13,857,912			8,578,164

Total Assets	$186,367,935			$109,066,161

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$68,766,627	207,863	1.21%	$21,864,549	$58,027	1.06%
Savings	1,116,999	1,145	0.41%	812,773	975	0.48%
Time Deposit	72,866,884	591,961	3.25%	56,372,252	548,380	3.89%
Other Borrowings	1,826,087	5,574	1.22%	8,575	53	2.47%

Total interest-bearing liabilities	$144,576,597	806,543	2.23%	$79,058,149	$607,435	3.07%
Demand deposits	19,431,266			14,658,699
Other non-interest bearing liabilities	415,831			259,568

Total non-interest bearing liabilities	19,847,097			14,918,267
Stockholders’ Equity	21,944,241			15,089,745

Total Liabilities & Stockholders’ Equity	$186,367,935			$109,066,161

Net interest income		$1,539,252			931,083

Interest-rate spread (1)			3.21%			3.05%
Net Interest margin (2)			3.57%			3.71%
Ratio of average interest-earning assets to average interest-earning liabilities		119.3%			127.1%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

	For the Nine-Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$4,974,961	$79,703	2.14%	$2,271,097	$23,754	1.39%
Securities	9,669,972	241,666	3.33%	775,841	33,513	5.76%
Federal Funds Sold	7,597,454	61,243	1.07%	5,615,628	68,803	1.63%
Loans	133,471,613	6,015,332	6.01%	79,210,686	4,009,382	6.75%

Total Interest-Earning assets	155,714,000	6,397,944	5.48%	87,873,252	4,135,452	6.27%
Non Interest-earning assets	13,297,961			7,015,925

Total Assets	$169,011,961			$94,889,177

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$60,198,111	669,855	1.48%	$16,718,215	$130,688	1.04%
Savings	1,152,634	3,799	0.44%	808,335	2,827	0.47%
Time Deposit	68,483,479	1,736,363	3.38%	51,469,507	1,543,924	4.00%
Other Borrowings	615,385	5,574	1.21%	817,476	12,455	2.03%

Total interest-bearing liabilities	$130,449,609	2,415,591	2.47%	$69,813,533	$1,689,894	3.23%
Demand deposits	17,916,598			11,382,705
Other non-interest bearing liabilities	265,309			510,672

Total non-interest bearing liabilities	18,181,907			11,893,377
Stockholders’ Equity	20,380,445			13,182,267

Total Liabilities & Stockholders’ Equity	$169,011,961			$94,889,177

Net interest income		$3,982,353			2,445,558

Interest-rate spread (1)			3.01%			3.04%
Net Interest margin (2)			3.41%			3.71%
Ratio of average interest-earning assets to average interest-earning liabilities		119.4%			125.9%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

Liquidity and Capital Resources

Liquidity Management – Liquidity management involves monitoring our sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to scheduled maturities and varying degrees of management control. For example, the timing of maturities of certain holdings in the investment portfolio is very predictable and subject to a high degree of control at the time of purchase; other investment holdings, such as mortgage-backed securities, are much less predictable due to sensitivity to financial market rates. Net deposit inflows and outflows, whether related to time deposits or nonmaturity instruments such as money market accounts or demand deposits, are also difficult to predict, as they are greatly influenced by general interest rates, economic conditions and competition. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit including federal funds purchased from correspondent banks and the Federal Home Loan Bank.

Short-Term Investments and Securities Available for Sale – Short-term investments, which consist of federal funds sold and interest-bearing deposits, averaged $9.2 million and $12.6 million in the three and nine months ended of 2003, as compared to $9.9 million and $7.9 million during the comparative periods of 2002. At September 30, 2003 and December 31, 2002, short-term investments totaled $6.7 million and $21.4 million, respectively. The decrease during the current year is attributable to the higher rate of growth in the loan portfolio than in the deposit base. These funds are a source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability (or is required to for regulatory reasons) to hold these securities until maturity or on a long-term basis, they are classified as held to maturity investments. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available for sale. The volume of sales of available for sale securities is based on several factors, including but not limited to changes in interest rates, resultant prepayment risk, liquidity needs at the Banks and other factors related to interest rate and resultant prepayment risk.

Management regularly reviews our liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits – Deposits from our primary markets provide a relatively stable funding source for our loan portfolio and other earning assets. Our total deposits were $167.2 million at September 30, 2003 versus $129.3 million at December 31, 2002. The proceeds of these deposits have been invested in longer term assets, primarily commercial and commercial real estate loans. The funding requirements for loans have continued to grow in 2003 compared to 2002 levels. Total loans at September 30, 2003 have increased $16.5 million since June 30, 2003 and $57.8 million since December 31, 2002. Non-interest bearing deposits represented 12% of average total deposits during the first nine months of 2003. Management continues a conscious effort to attract deposits from commercial relationships. The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is highly sensitive to fluctuations in rates of interest. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to maintain these assets. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to maintain this liquidity may impact the Company’s ability to react to changes in market rates of interest.

Other Sources of Funds – In addition to deposits, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank, national market funding sources, and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

Capital – The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

	Capital to risk-weighted assets		Tier 1 capital
	Total	Tier 1	to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Company was considered well capitalized as of September 30, 2003.

Management is not aware of any events or circumstances that have occurred since September 30, 2003 that would change the Company’s capital category.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets as defined by various leverage ratios. The minimum requirement for the Tier 1 leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Bancshares of Florida and the Banks exceeded their minimum regulatory capital ratios as of September 30, 2003.

The following table reflects the actual capital levels and minimum required levels at September 30, 2003. (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$23,411	14.75%	$12,701	8.00%	$15,876	10.00%
Bank of Florida N.A.	$11,736	10.24%	$9,165	8.00%	$11,456	10.00%
Bank of Florida	$6,661	15.19%	$3,509	8.00%	$4,386	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$21,944	13.82%	$6,350	4.00%	$9,525	6.00%
Bank of Florida N.A.	$10,649	9.30%	$4,582	4.00%	$6,873	6.00%
Bank of Florida	$6,281	14.32%	$1,755	4.00%	$2,632	6.00%
Tier 1 capital (to average assets)
Consolidated	$21,944	11.77%	$7,455	4.00%	$9,318	5.00%
Bank of Florida N.A.	$10,649	7.59%	$5,611	4.00%	$7,014	5.00%
Bank of Florida	$6,281	12.35%	$2,034	4.00%	$2,542	5.00%

During the quarter ended March 31, 2003 the Bancshares issued 1,000,000 shares of $0.01 par value common stock on the open market. The net proceeds from this offering of approximately $9.0 million have been or will be used for the acquisition of Florida Trust Company by Bancshares from Bank of Florida N.A., additional capital contributions for the Banks and Florida Trust Company and to fund future growth and liquidity needs.

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

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this form 10-QSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003.

Exhibit Number	Description of Exhibit

a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h10.12	Employee Severance Agreement of Terry E. Best, dated as of March 31, 2003.

h10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)	REPORTS ON FORM 8-K

In the fiscal quarter ended September 30, 2003, the Company filed the following Form 8-Ks:

Date	Subject

July 25, 2003	Press release announcing the Company’s results of operations for the fiscal quarter ended June 30, 2003.

August 13, 2003	Report to shareholders concerning results of operations for the fiscal quarter ended June 30, 2003.

August 22, 2003	Form 8-K Announcing the Company’s change in independent auditors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: November 13, 2003

By:	/s/ MICHAEL L. MCMULLAN

Michael L. McMullan Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2003

By:	/s/ THOMAS M. WHELAN

Thomas M. Whelan Chief Financial Officer (Principal Financial and Accounting Officer )