Form 10KSB
period 2003-12-31
BANCSHARES OF FLORIDA INC
filed 2004-04-16
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in preliminary proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Revenue for the fiscal year ended December 31, 2003: $10,191,000

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $15.58, as quoted on the NASDAQ SmallCap Market, on April 5, 2004 was $47,973,920. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of April 5, 2004: 3,079,199 shares of $.01 par value common stock.

Documents Incorporated by Reference:

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bancshares of Florida, Inc. does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Bancshares of Florida Inc., f/k/a Citizens Bancshares of South Florida, Inc. (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida, N.A., f/k/a Citizens National Bank of Southwest Florida, a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida, N.A. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida, N.A. commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida.

Bank of Florida, N.A. is a full service commercial bank. The bank offers a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, and certificates of deposit. Lending products include commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida, N.A. provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, on-line banking, and automatic teller services. Specialized services to commercial customers include cash management, expanded on-line banking, lock box, and door-to-door banking.

On April 18, 2000, Florida Trust Company, f/k/a Citizens Capital Management, Inc., was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida, N.A.. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, Florida Trust Company applied to the Florida Department of Financial Services, and upon that application’s approval in March 2003, Bancshares acquired Florida Trust Company from Bank of Florida, N.A. Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, commenced operations in Ft. Lauderdale, Florida. Bank of Florida opened with over $7 million in capital and offers a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, on-line banking, and automatic teller services. Specialized services to commercial customers include cash management, expanded on-line banking, lock box, and Door-to-Door banking. (Bank of Florida, N.A. and Bank of Florida are collectively referred to in this report as the “Banks”).

The holding company structure provides flexibility for expansion of our banking business through possible acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Bank of Florida, N.A.’s or Bank of Florida’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Bank of Florida, N.A. or Bank of Florida, and otherwise raise capital in a manner that is unavailable to its bank subsidiaries under existing banking regulations. In addition, the member banks may participate loans with each other such that the excess of an individual bank’s loan limit may be shared with a member bank, resulting in greater retention within the holding company of the customer relationship, given acceptable credit risk and industry concentration.

Florida Trust Company (“FTC”) presently operates as a subsidiary of Bancshares, and exercises its trust powers thereunder. FTC offers and provides to its customers wealth management services, including fiduciary services, as a trustee, executor, administrator, guardian, custodian of funds, asset manager (with and without discretion) and investment advisor. It serves all member banks with these services, generally having a representative situated in the local bank market as a link to the centralized administrative and support services in the home office Naples location.

MARKET AREA AND COMPETITION

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida, N.A.) and Broward, Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida).

Bank of Florida, N.A. has two locations in Naples (Collier County) and expects to establish a third location in Estero (South Lee County) in 2005. With the planned opening of a de novo bank in the Tampa Bay market in third quarter 2004, Hillsborough County will become another primary market area to be served on the southwest coast.

Bank of Florida is located in downtown Fort Lauderdale (Broward County) and is currently looking at other branch locations (potentially in Aventura in 2004) or de novo opportunities within its markets. Dade County is presently being served out of the Ft. Lauderdale bank. The planned acquisition of Horizon Financial Corp. in second quarter 2004 will add a branch location in Pembroke Pines (Broward) and facilitate the opening of a bank location in Palm Beach County. The mortgage banking operation of Horizon Financial Corp., Horizon Bank, FSB (primarily origination and sale of residential mortgages in the secondary market), will enable expansion of this service to the member banks.

Florida Trust Company maintains offices in both Naples and Ft. Lauderdale and expects to position representatives in the two new bank locations in Tampa Bay and Palm Beach County during 2004.

Naples is the largest banking market in Collier and Lee Counties, with approximately $6.78 billion in deposits as of June 30, 2003. Collier County is the 10th largest deposit market in the State of Florida, with 2.5% of all deposits statewide. Lee County is the 9th largest with $7.35 billion in deposits and a 2.7% statewide market share. Bank of Florida, N.A. had 1.8% of all deposits in Collier County as of June 30, 2003. Collier and Lee Counties have an estimated combined population of 752,000 as of July 2002, and are growing at an annual rate of 4%, well above the state’s 2.1% growth rate, making it the fastest growing area in Florida.

Broward and Palm Beach Counties have an estimated combined population of 2.9 million as of July 2002, with an average annual growth rate of 2.3% compared to the state’s 2.1% growth rate. With deposits of $55 billion as of June 30, 2003, the Broward/Palm Beach County market is much larger than the Collier/Lee County market. Broward and Palm Beach Counties are the number two and three deposit markets in the state of Florida, respectively, and together account for nearly 20% of Florida’s deposits. Bank of Florida had 0.15% of all deposits in Broward County as of June 30, 2003, just 11 months after opening.

Hillsborough County has an estimated population of 1.05 million as of July 2002, making it the state’s fourth largest county, with an annual growth rate of approximately 2.6% compared to the state’s 2.1% population growth rate. The County’s total deposits are $13.09 billion as of June 2003, making it the 7th largest deposit market in Florida with 4.9% of the state’s deposits.

The demographics of Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support our plans to grow assets and deposits with limited, highly selective, full-service locations. The banking locations that we have initially targeted—Naples (1), Fort Lauderdale (2), Palm Beach, (3) and Tampa Bay (4), by order of priority—have been the fastest growing major deposit markets in the state. As noted above, we are also planning to branch into Estero, Florida, located in South Lee County, also one of the fastest growing markets in the State.

We are subject to intense competition in the markets where we currently operate. We face substantial competition in all phases of our operations from a variety of different competitors. These competitors include: (i) large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve; (ii) finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products; (iii) credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks; (iv) other community banks, including start-up banks, that can compete with us for customers who desire a high degree of personal service; (v) technology-based financial institutions, including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and (vi) both local and out-of-state trust companies and trust service offices.

Other existing community banks with which we compete directly and many new community bank start-ups have marketing strategies similar to ours. These other community banks may open new branches in the communities we serve and compete directly for customers who want the level of service offered by community banks. Other community banks also compete for the same management personnel in Florida.

Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) and

other laws and regulations affecting interstate bank expansion, it is easier for financial institutions located outside of the State of Florida to enter the Florida market, including our targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers, through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature, or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on us.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

Note: Please see discussion of the three tables below in the “Results of Operations” section of Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a presentation of the average consolidated balance sheets of the Company for the years ended December 31, 2003 and December 31, 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

	YEAR ENDED DECEMBER 31,
	2003	2002
ASSETS
Cash and due from banks	$8,926	$3,247
Federal funds sold	6,682	7,975
Other investments	13,549	2,539
Loans	145,113	84,199

Total interest-earning assets	165,344	94,713

Other assets	4,291	4,931

Total assets	$178,561	$102,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$1,072	$873
Time deposits	71,170	55,066
Other interest bearing deposits	64,092	20,263
Other borrowings	2,020	611

Total interest bearing liabilities	138,354	76,813

Non-interest bearing deposits	18,107	12,320
Other liabilities	291	212

Total liabilities	156,752	89,345
Stockholders’ equity	21,809	13,546

Total liabilities and stockholders’ equity	$178,561	$102,891

The following is an analysis of the net interest margin of the Company for the years ended December 31, 2003 and 2002 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities:

	2003 (In thousands)
	AVERAGE AMOUNT	INTEREST EARNED	AVERAGE YIELD
INTEREST-EARNING ASSETS
Federal funds sold	$6,682	$72	1.08%
Other investments[1]	13,549	421	3.11%
Loans[2]	145,113	8,363	5.76%

Total interest-earning assets	$165,344	$8,856	5.36%

	AVERAGE AMOUNT	INTEREST PAID	AVERAGE YIELD
INTEREST-BEARING LIABILITIES
Savings deposits	$1,072	$5	0.42%
Time deposits	71,170	2,354	3.31%
Other interest-bearing deposits	64,092	897	1.40%
Other borrowings	2,020	22	1.11%

Total interest-bearing liabilities	$138,354	$3,278	2.37%

Net interest income		$5,578

Net interest margin			3.37%

	2002 (In thousands)
	AVERAGE AMOUNT	INTEREST EARNED	AVERAGE YIELD
INTEREST-EARNING ASSETS
Federal funds sold	$7,975	$120	1.51%
Other investments[1]	2,539	87	3.42%
Loans[2]	84,199	5,677	6.74%

Total interest-earning assets	$94,713	$5,884	6.21%

	AVERAGE AMOUNT	INTEREST PAID	AVERAGE YIELD
INTEREST-BEARING LIABILITIES
Savings deposits	$873	$4	0.47%
Time deposits	55,066	2,158	3.92%
Other interest-bearing deposits	20,263	263	1.30%
Other borrowings	611	13	2.04%

Total interest-bearing liabilities	$76,813	$2,438	3.17%

Net interest income		$3,446

Net interest margin			3.64%

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

[2]	For purposes of this analysis, non-accruing loans, if any, are included in the average balances.

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(14)	$(34)	$(48)
Other investments[1]	342	(8)	334
Loans[2]	3,511	(825)	2,686

Total interest income	3,839	(867)	2,972

Increase (decrease) in interest expense:
Savings deposits	1	(-)	1
Time deposits	533	(337)	196
Other interest-bearing deposits	613	20	633
Other borrowings	15	(6)	10

Total interest expense	1,162	(323)	840

Total change in net interest income	$2,677	$(544)	$2,132

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

The Company’s subsidiary Banks have correspondent relationships with several banks and with each other, whereby they can engage in the sale and purchase of loan participations. Participations purchased, if any, are entered into using the same underwriting criteria that would be applied if we had originated the loan. This includes credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is consistent with the credit files that we maintain on our customers.

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

[2]	For purposes of this analysis, non-accruing loans, if any, are included in the average balances.

The following is an analysis of maturities of loans as of December 31, 2003 (in thousands):

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Commercial	$20,513	$11,523	$2,181	$34,217
Real Estate	81,199	45,613	8,631	135,443
Lines of Credit	12,439	6,988	1,321	20,748
Consumer loans	6,044	3,395	643	10,082

Total	$120,195	$67,519	$12,776	$200,490

The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans at December 31, 2003 and 2002.

	DECEMBER 31,
TYPE OF LOAN	2003	2002
Commercial loans	$34,217	$12,597
Real estate loans	135,443	74,231
Lines of credit	20,748	13,930
Consumer loans	10,082	5,131

Subtotal	200,490	105,889
Allowance for loan losses	(1,568)	(907)
Unearned income and deferred loan fees	(115)	(47)

Net loans	$198,807	$104,935

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2003, the amount of loans due after one year with fixed interest rates totaled approximately $29 million while the amount of loans due after one year with floating interest rates totaled approximately $51 million.

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

At December 31, 2003, the Company had two loans on nonaccrual totaling approximately $47,000, of which all but $13,000 is SBA guaranteed. At December 31, 2002, the Company had two loans on nonaccrual totaling approximately $257,000, of which approximately $170,000 was SBA guaranteed. At December 31, 2003 and 2002, no other loans were contractually past due 90 days or more as to principal or interest payments, and there were no loans which would be defined as troubled debt restructuring.

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 2003 and 2002 (in thousands).

TYPE OF LOAN:	2003	2002
Balance at beginning of year	$907	$494

Charge-offs:
Consumer	(21)	(18)
Commercial	(153)	(56)
Lines of Credit	—	—
Real Estate	(3)	—

Recoveries:
Consumer	—	—
Commercial	4	—
Lines of Credit	—	—
Real Estate	—	—

Net charge-offs	(172)	(74)
Provision for loan losses charged to operations	833	487

Balance at end of year	$1,568	$907

ASSET QUALITY RATIOS:
Net charge-offs during the year to average loans outstanding during the year	0.16%	0.09%
Allowance for loan losses to total loans	0.78%	0.86%
Allowance for loan losses to non-performing assets	3336.17%	352.82%
Non-performing loans to total loans	0.02%	0.24%
Non-performing assets to total assets	0.02%	0.18%

At December 31, 2003 and 2002 the allowance for loan losses was allocated as follows (in thousands):

	2003		2002
	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
Commercial	$468	29.8%	$213	11.9%
Real estate	677	43.2%	371	70.1%
Lines of credit	284	18.1%	236	13.2%
Consumer	139	8.9%	87	4.8%

Total	$1,568	100.0%	$907	100.0%

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

The following table represents the amortized cost of the Company’s investments, at December 31, 2003 and 2002 (in thousands):

	DECEMBER 31,
INVESTMENT CATEGORY	2003	2002
Obligations of U.S. Treasury and other U.S. government agencies	$2,499	$3,025
Mortgage-backed securities	5,078	3,082
Corporate bonds	500	500
Independent Bankers Bank Stock	51	51

Total	$8,128	$6,658

The following table indicates the respective maturities and weighted average yields of the Company’s investment portfolio as of December 31, 2003 (in thousands):

	Due after one year to five years		Due after five to ten years		Due after ten years		Total
Obligations of US Treasury and other U.S. government agencies	$1,999	3.09%	$475	4.74%	$25	5.50%	$2,499	3.43%
Mortgage-backed securities	705	2.29%	1,222	3.28%	3,151	4.11%	5,078	3.66%
Corporate bonds	—	—	—	—	500	4.67%	500	4.67%

	2,704	2.88%	1,697	3.69%	3,676	4.20%	8,077	3.65%
Independent Bankers Bank Stock	—	—	—	—	—	—	51	—%

	$2,704	2.88%	$1,697	3.69%	$3,676	4.20%	$8,128	3.63%

The weighted average yields for tax-exempt securities, if applicable, are computed on a tax equivalent basis.

DEPOSITS

The Company offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit with a range of maturity date options, and accessibility to their deposit relationship through on-line banking. Commercial customers additionally have cash management, expanded on-line banking, lock box, and Door-to-Door banking depositor services. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, obtained through the personal solicitation of the Banks’ officers and directors, direct mail solicitation and limited advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Company’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

The following table presents, for the years ended December 31, 2003 and 2002, the average amount of and average rate paid on each of the following deposit categories:

FUNDING CATEGORY	AVERAGE AMOUNT (IN THOUSANDS)		AVERAGE RATE PAID
	2003	2002	2003	2002
Non-interest-bearing demand deposits	$18,107	$12,320	—	—
Savings deposits	1,072	873	0.42%	0.47%
Time deposits	71,170	55,066	3.31%	3.92%
Other interest-bearing deposits	64,092	20,263	1.40%	1.30%
Other borrowings	2,020	611	1.11%	2.04%

Total Funding	$156,461	$89,133	2.10%	2.74%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2003 (in thousands):

TIME CERTIFICATES OF DEPOSITS
Three months or less	$4,068
Four – six months	5,035
Seven – 12 months	6,378
Over 12 months	19,279

Total	$34,760

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002
Return on average assets	(1.52)%	(2.57)%
Return on average equity	(12.42)%	(19.49)%
Average equity to average assets ratio	12.21%	13.17%

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

CORRESPONDENT BANKING

Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Banks are required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, liquidity loan participations and sales of loans to or participations with correspondent banks.

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks has established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Busey Bank FSB Florida, Columbus Bank & Trust (a Synovus member bank), and The Bankers Bank of Georgia. Available lines of credit with correspondent banks amounted to $8,900,000.

EMPLOYEES

At December 31, 2003, the Company employed 67 full-time and 3 part-time persons, including 44 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all new accounting pronouncements issued through 2003 and has determined that none of them would have a material impact on the financial condition or results of operations.

On November 25, 2003, Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by Statement of Financial Accounting Standards (“SFAS”), No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, to include said disclosure in 2003 annual reports. Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”) requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the FASB issued revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements with no material effect anticipated.

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

In May 2003, the FASB issued SFAS No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

MONETARY POLICIES

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (“Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

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

Bank Holding Company Regulation. The Company is deemed a bank holding company and a member of the Federal Reserve System under the Bank Holding Company (“BHC”) Act. As such, the Company is subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Bank Holding Company Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues including the party’s performance under the Community Reinvestment Act of 1977 (the “CRA”), which is discussed below.

Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the Community Reinvestment Act, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such banks’ record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

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

Sarbanes-Oxley Act. During July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (“SEC”) of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•	disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

•	the presentation of proforma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the company’s stock held within its pension plans during lock out periods, and any profits on such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The SEC also requires the company to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

Regulation W. The Federal Reserve Bank (“FRB”) on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document, the FRB’s interpretations of sections 23A and 23B. Regulation W had an effective date of April 1, 2003.

Bank Regulation. Bank of Florida, N.A. is chartered under the National Bank Act and is subject to the supervision and regulation of the Office of the Comptroller of the Currency. Bank of Florida is a state chartered bank and is subject to the supervision and regulation of the Florida Department of Financial Services and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of both subsidiaries are insured by the FDIC to the extent provided by law. The Banks are subject to comprehensive regulation, examination and supervision by their respective supervisory agencies and are subject to other laws and regulations applicable to banks. Among the statutes and regulations to which the Banks are subject are limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the OCC, FDIC and the Florida Department of Financial Services, to which the Banks submit periodic reports regarding their financial condition and other matters. The OCC, FDIC and the Florida Department of Financial Services have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection, safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The OCC, FDIC and the Florida Department of Financial Services also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

USA Patriot Act. The terrorist attacks in September 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”).

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHC Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts. IMLA became effective July 23, 2002.

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

Both the OCC and the Florida Department of Financial Services limit the Banks’ ability to pay dividends. OCC regulations provide that a national bank, such as Bank of Florida, N.A., may not pay dividends except out of retained earnings. As a state chartered bank, Bank of Florida is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the bank’s capital under certain circumstances without the prior approval of the Florida Department of Financial Services and the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital. National banks have similar restrictions.

The Company’s subsidiary banks are not currently able to pay dividends because of the organizational costs and initial operating losses that have been incurred since their inception. Furthermore, the Company does not expect that its subsidiary banks will pay dividends in the foreseeable future because they will retain any earnings to support their growth.

Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

Bank Branching. Banks in Florida are permitted to branch statewide. Such branch banking by national banks, however, is subject to prior approval by the OCC. State banks’ expansion is subject to State and FDIC approval. Any such approval would take into consideration several factors, including the banks’ level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see ”—Interstate Banking” below.

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the OCC before acquiring control of any national bank. Upon receipt of such notice, the Federal Reserve or the OCC, as the case may be, may approve or disapprove the acquisition. The Change in the Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Change in the Bank Control Act are present.

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

Effect of Governmental Policies. The earnings and businesses of the Company and the Banks are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

Florida Trust Company. The Company’s state-chartered company, Florida Trust Company, is subject to state regulation which focuses on, among other things, the soundness of internal controls, appropriate investments, permissible activities, and fiduciary duties.

ITEM 2. PROPERTIES

Bancshares of Florida’s corporate headquarters and Bank of Florida, N.A.’s main office are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34103. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida, N.A. leases one-half of the first floor, consisting of 12,324 square feet, from Citizens Reserve, LLC. The first floor houses a banking center with a Board Room, dining room, two conference rooms, seven offices, five teller stations, two remote drive-through lanes and an ATM/night deposit lane. Private banking offices and a conference room are also located on the ground floor. Bank of Florida, N.A. also leases 8,246 square feet on the second floor, with offices and work areas for loan operations, deposit operations, finance, advertising, marketing, and holding company administrative personnel. The lease is for ten years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2003 is $58,564.

Bank of Florida, N.A.’s former main office at 3401 Tamiami Trail North, Naples, Florida, now serves as a full-service branch office. This branch office, which is owned by Bank of Florida, N.A., is approximately 4,500 square feet contained in a two-story modern office building located on approximately one acre of land. The branch office has a lobby area, vault, two executive offices, four teller stations and five drive-through lanes.

Bank of Florida operates from approximately 8,100 square feet of first floor space in the Corporate Center office building located at 110 East Broward Boulevard, in downtown Fort Lauderdale. This space is sub-leased from Wachovia Bank, N.A. The space includes 13 offices, a conference room, five teller stations, a customer service area, a vault and employee facilities. The site does not have drive-in facilities, but does contain an ATM facility. The lease is for eight years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2003 is $18,860.

Florida Trust Company maintains offices and personnel at both subsidiary banks’ main offices, and also meets with prospective clients at Bank of Florida, N.A.’s Tamiami Trail North branch office.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10KSB, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 2003 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by 537 registered holders of record as of December 31, 2003, and has been traded on the NASDAQ SmallCap Market under the symbol “BOFL” since December 30, 2002. Prior to December 30, 2002, there was no established public trading market for the Company’s common stock. During 2003 and 2002, the high and low bid prices on the NASDAQ SmallCap Market were:

Calendar Quarter Ended	High	Low	Volume
December 31, 2002	$10.00	$10.00	0
March 31, 2003	$12.00	$9.04	601,388
June 30, 2003	$9.95	$9.05	241,376
September 30, 2003	$10.84	$9.70	501,166
December 31, 2003	$14.75	$11.31	496,369

To date, Bancshares has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Banks’ earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of Bancshares, especially the ability of the Banks to pay dividends.

Bank of Florida, N.A. is restricted in its ability to pay dividends under national banking laws and by OCC regulations. Pursuant to 12 U.S.C. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than one-tenth of the banks’ net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. 60(b), OCC approval is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

As state chartered institutions, Bank of Florida and Florida Trust Company are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from their capital under certain circumstances without the prior approval of the Florida Department of Financial Services and, in the case of Bank of Florida, the FDIC. Except with the prior approval of the Florida Department of Financial Services, all dividends of any Florida bank or trust company must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank and trust company in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital. National banks have similar restrictions.

Under the Company’s 1999 Stock Option Plan, 400,000 shares of common stock have been reserved for issuance upon the exercise of stock options. Furthermore, directors of both Bank of Florida, N.A. and of Bank of Florida were granted warrants to purchase Company common stock as part of previous stock offerings. The following table reflects the number of shares, which have been reserved for issuance upon the exercise of options and warrants.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	# of Equity Securities Remaining available for Future issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	311,799	$10.30	88,201
Warrants Issued with Organization	191,856	$10.00	0

Total	503,655	$10.19	88,201

As indicated above, the founding directors of Bank of Florida, N.A. and Bank of Florida were granted 191,856 warrants to purchase shares of Bancshares common stock in the registered offerings which Bancshares conducted to capitalize the banks. The warrants vest over five years, beginning on the date the relevant bank opened for business. The per share exercise price is $10.00, which was the per share offering price in each of those offerings. The warrants held by Bank of Florida, N.A. organizers have 10 year lives, and the warrants held by Bank of Florida organizers have five year lives.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancshares of Florida Inc. was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida, N.A., which opened as a full service commercial bank in August 1999. Its primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Bank also provides technology-based cash management and other depository services. In April 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida, N.A.; it became a subsidiary of the holding company in March 2003. Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to its commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base. In July 2002, Bank of Florida, a newly formed state-chartered commercial bank, commenced operations in Ft. Lauderdale, Florida, focusing on the same kind of customer base in its market as the founding bank. The holding company structure provides flexibility for expansion of the Company’s banking business through possible acquisition of other financial institutions and provision of support and additional banking-related services to its subsidiary banks.

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida, N.A.) and Broward, Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the planned opening of a de novo bank in the Tampa Bay market in third quarter 2004, Hillsborough County will become another primary market area to be served on the southwest coast. The high population growth and income demographics of Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support the Company’s plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations.

SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

The “Summary Selected Consolidated Financial Data” that follows is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system. The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6 below. Statistical information that follows is generally based on average daily amounts.

	December 31,
	2003	2002	2001	2000	1999
	(Unaudited)
	(Dollars in thousands, except per share data.)
Statement of Operations Data:
Total interest income	$8,856	$5,884	$4,450	$2,674	$426
Total interest expense	3,278	2,438	2,251	1,385	182
Net interest income before provision for loan losses	5,578	3,446	2,199	1,289	244
Provision for loan losses	833	487	215	256	27
Net interest income after provision for loan losses	4,745	2,959	1,984	1,033	217
Noninterest income	1,335	808	488	44	6
Noninterest expense	8,789	6,407	3,024	2,341	1,324
Provision for income taxes	0	0	0	0	0
Net loss	(2,709)	(2,640)	(552)	(1,264)	(1,101)

Balance Sheet Data:
Total assets	$222,610	$144,535	$77,092	$49,288	$28,242
Total cash and cash equivalents	8,424	26,373	6,002	8,736	18,295
Interest-earning assets	209,426	134,447	71,730	46,144	23,466
Investment securities	8,072	6,664	76	1,075	1,039
Loans held for investment	200,490	105,889	68,406	33,000	4,334
Allowance for loan losses	1,568	907	494	281	27
Deposit accounts	201,154	129,327	64,288	40,135	17,947
Stockholders’ equity	21,220	15,006	8,521	9,074	10,135

Share Data:
Basic loss per share	$(0.92)	$(1.48)	$(0.47)	$(1.09)	$(1.98)
Diluted loss per share	(0.92)	(1.48)	(0.47)	(1.09)	(1.98)
Book value per share (period end)	6.89	7.22	7.31	7.79	8.85
Weighted average shares outstanding used for diluted earnings per share	2,948,514	1,784,892	1,165,370	1,164,675	554,558
Total shares outstanding	3,079,199	2,079,199	1,165,370	1,165,370	1,145,070

Performance Ratios:
Return on average assets	(1.52)%	(2.57)%	(0.87)%	(3.41)%	(5.20)%
Return on average equity	(12.42)	(19.49)	(7.74)	(12.86)	(12.70)
Interest-rate spread during the period	2.99	2.89	2.76	2.66	1.31
Net interest margin	3.37	3.64	3.77	3.60	2.47
Efficiency	127.12	150.61	112.60	158.07	528.80

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.78%	0.86%	0.72%	0.85%	0.62%
Net charge-offs to average loans	0.16	0.09	0.00	0.00	0.00
Nonperforming assets to period end total assets	0.02	0.15	0.31	0.00	0.00

Capital and Liquidity Ratios:
Average equity to average assets	12.21%	13.17%	11.21%	26.48%	46.48%
Leverage (4.00% required minimum)	10.32	10.99	13.38	18.72	44.48

Risk-based capital:
Tier 1	11.66	15.40	13.36	27.07	102.16
Total	12.52	16.33	14.14	27.90	102.43
Average loans held for investment to average deposits	93.96%	96.03%	95.78%	66.39%	24.15%

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In management’s opinion, the Company’s critical accounting policies deal with the following area: The establishment of the Company’s allowance for loan losses, as explained in detail in the “Asset Quality and Provision for Loan Losses” sections of this discussion and analysis.

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as the portions of this Management’s Discussion and Analysis section entitled “Loan Portfolio” and “Asset Quality and Provision for Loan Losses.” Although management believes the levels of the allowance as of December 31, 2003 and 2002 were adequate to absorb probable losses inherent in the loan portfolio. A decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis of the financial condition and results of operations of the Company for each of the years ended December 31, 2003 and 2002 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document.

Year Ended December 31, 2003 Compared to

Year Ended December 31, 2002

FINANCIAL CONDITION

	FOR THE YEAR ENDED DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2003	2002	$	%
Total interest income	$8,856	5,884	2,972	50.5%
Total interest expense	3,278	2,438	840	34.5%

Net interest income before provision	5,578	3,446	2,132	61.9%
Provision for loan losses	833	487	346	71.0%

Net interest income after provision	4,745	2,959	1,786	60.4%
Non-interest income	1,335	808	527	65.2%
Non-interest expense	8,789	6,407	2,382	37.2%
Provision for income taxes	—	—	—	—

Net loss	(2,709)	(2,640)	(69)	(2.6)%

Basic loss per share	(0.92)	(1.48)	0.56	37.8%
Diluted loss per share	$(0.92)	(1.48)	0.56	37.8%
Weighted average shares used for diluted loss per share	2,948,514	1,784,892	1,163,622	65.2%

Top-line revenue	6,904	4,254	2,650	62.3%
Net interest margin	3.37%	3.64%	(0.27)%	(7.4)%
Efficiency ratio	127.12%	150.61%	(23.49)%	(15.6)%
Average equity to average assets	12.21%	13.17%	(0.96)%	(7.3)%
Average loans held for investment to average deposits	93.96%	96.03%	(2.07)%	(2.2)%
Net charge-offs to average loans	0.16%	0.09%	0.03%	33.3%

The Company’s net loss for 2003 was $2.709 million, a $69,000 or 2.6% increase from 2002’s net loss of $2.640 million. The loss per share was $0.92, 38% less than in 2002 due to the increase in shares outstanding in first quarter 2003 from the Company’s initial public offering.

Top-line revenue rose a substantial 62% or $2.650 million over the prior year. Half this growth was contributed by the Company’s new Ft. Lauderdale bank (Bank of Florida), with revenue at the more mature Naples bank (Bank of Florida, N.A.) increasing at nearly the same pace. Revenue at the Florida Trust Company was up by 85%. The Company considers “top-line revenue” to be useful in explaining financial performance, as it combines both the Company’s lending or spread income business (interest income less interest expense) and its fee income business, both of which often pertain to the same customer base and can be matched against the underlying non-interest expense to generate those revenue components. Top-line revenue equals net interest income before provision for loan losses plus non-interest income, exclusive of gain/loss on sale of investment securities.

Non-interest expense in 2003 increased at a slower pace (up $2.382 million or 37%) than top-line revenue, resulting in an improved efficiency ratio, defined as non-interest expense divided by top-line revenue. The full-year 2003 ratio was 127% (reflecting the present loss position of the Company), a 23 percentage point improvement over the prior year.

The increase in non-interest expense in 2003 compared to the prior year was largely due to the Ft. Lauderdale bank (which was open for the last six months of 2002), the occupancy of the new headquarters office in Naples in summer 2002 (whose increased quarterly costs began to be covered by higher quarterly revenue at the Naples bank beginning in third quarter 2003), expansion of Florida Trust Company activities, and the addition of key personnel to support expanded operations.

Lastly, provision for loan losses, which builds the allowance for loan losses (after the impact of net charge-offs), increased by $346,000 or 71% in 2003 to $833,000, largely due to general credit risks related to vigorous loan growth of 89% during the year. The loan loss allowance ended 2003 at $1.568 million, up 73% over the last twelve months.

The Company’s 2003 net loss before provision for loan losses was $1.9 million, a $327,000 or 15% improvement over the prior year. The Company considers this measurement an important indication of the size of its earnings stream (top-line revenue less non-interest expense) and its ability to absorb loan loss provisioning caused by rapid loan growth. Because the requirement to provide for an allowance for loan losses coincides with loan growth, it may take several months before the net interest income on loan growth covers the associated provision for loan losses. The larger the Company’s earnings stream becomes, the less the disproportionate impact on profitability of the preceding provisioning.

	AT DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2003	2002	$	%
Total assets	$222,610	144,535	78,075	54.0%
Cash and cash equivalents	8,424	26,373	(17,949)	(68.1)%
Interest-earning assets	209,426	134,447	74,979	55.8%
Investment securities	8,072	6,664	1,408	21.1%
Loans held for investment	200,490	105,889	94,601	89.3%
Allowance for loan losses	1,568	907	661	72.9%
Deposit accounts	201,154	129,327	71,827	55.5%
Stockholders’ equity	21,220	15,006	6,214	41.4%

Total shares outstanding	3,079,199	2,079,199	1,000,000	48.1%
Book value per share	6.89	7.22	(0.33)	(4.6)%

Allowance for loan losses to total loans	0.78%	0.86%	(0.07)%	(8.7)%
Allowance for loan losses to nonperforming loans	3,336.84%	412.15%	2,924.68%	709.6%
Nonperforming loans to total loans	0.02%	0.21%	(0.18)%	(88.7)%
Nonperforming assets to total assets	0.02%	0.15%	(0.13)%	(86.1)%

Leverage (Tier 1 to average total assets)	10.32%	10.99%	(0.67)%	(6.1)%
Assets under advisement – Florida Trust Company	$131,000	72,000	59,000	81.9%

Growth in assets continued to be very strong in 2003, up $78 million or 54% during the year to $223 million. The Naples bank contributed $42 million of this growth, reaching $162 million in assets, while the Ft. Lauderdale bank contributed the balance, achieving $63 million in assets after 18 months of operation.

The primary driver of the increase in assets was loan growth. Loans outstanding rose $95 million or 89% to $200 million at year end. The overall increase in interest-earning assets was $75 million, reflective of partial funding of loan growth by a combined reduction of $17 million in cash and cash equivalents and investments. The Company’s ratio of loans to interest-earning assets increased from 79% one year ago to 96% at December 31, 2003.

Earning asset growth was primarily funded by increased deposits, which rose by $72 million or 56% to $201 million. Approximately $45 million represents core deposit growth, with jumbo and national market deposits comprising the balance. This latter combined category constitutes 31% of total deposits, up from a 27% mix at year-end 2002. Shareholders’ equity rose $6.2 million during the year, representing $9.0 million in net proceeds from the Company’s February 2003 common stock offering less $2.7 million in losses for the year and $0.1 million in the change in unrealized loss on available for sale investment securities at December 31, 2003.

Asset quality continued to be maintained at a high level during this year of rapid growth. Nonperforming loans ended 2003 at a very low level (0.02% of loans outstanding), coverage of the allowance for loan losses to nonperforming loans was strong (32 times), past due loans were minimal (30 days+ at 0.17%), and net charge-offs were manageable (0.33% of average loans for the fourth quarter and 0.16% for the year).

Assets under advisement at the Florida Trust Company subsidiary, which commenced operations in August 2000, ended 2003 at an all-time high of $131 million, up $59 million or 82% from one year earlier. It presently services approximately 62 clients, with an average relationship of $2.3 million (excluding its largest client). Florida Trust Company became profitable in the last two months of 2003 based on net income before allocation of holding company expense.

RESULTS OF OPERATIONS

Net Interest Income

Interest income increased $3.0 million or 51% to $8.9 million in 2003, reflective of continued strong loan growth. Approximately 94% of interest income resulted from interest and fees on loans, compared to 96% for 2002, reflective of a slight increase in income from securities and short-term investments resulting from the initial investment of the net proceeds from the Company’s initial public offering in February 2003. The average yield on interest-earning assets decreased 85 basis points to 5.36%, driven by a 98 basis point decrease in the average yield on loans consistent with lower financial market rates compared to 2002 and loan run-off being replaced at now lower current yields.

Interest expense totaled $3.3 million in 2003, an increase of $840,000 or 34%, virtually all interest expense resulting from interest paid on customer deposits. The overall yield on interest-bearing liabilities was 2.37%, decrease of 80 basis points from the prior year. Combined NOW and money market rates were 10 basis points higher on average, as the Company continued to offer very competitive rates on this source of funds, which accounted for 46% of average total interest-bearing liabilities in 2003 versus 26% in the prior year. This increased mix reflects the impact of the Ft. Lauderdale bank and the focus of its initial deposit gathering strategy on the money market deposit product. Nonetheless, renewal of maturing certificates of deposit (“CD”) and expansion of CDs outstanding at lower financial market rates resulted in an overall decrease in the average funding rate.

Net interest income increased $2.1 million or 62% in 2003 to $5.6 million. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.99% on average in 2003, off 5 basis points from the prior year. In contrast, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 3.37% in 2003, off 27 basis points from 2002. The primary reason for this greater reduction is a lower mix of non-interest bearing funds, largely demand deposits, the latter averaging 11.0% of interest-earning assets in 2003 versus 13% in 2002. As is typical, this deposit source was initially a lower portion of funds for the new Ft. Lauderdale bank; in addition, the Naples market tends to be more time deposit oriented. Both banks are implementing strategies to increase demand deposits as a source of lower costing funds.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Twelve Months Ended December 31,
	2003			2002
	(IN THOUSANDS)
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Interest-earning assets:
Interest-earning deposits	$3,733	$79	2.10%	$1,567	$38	2.41%
Securities	9,816	342	3.49%	972	49	5.05%
Federal funds sold	6,682	72	1.08%	7,975	120	1.51%
Loans	145,113	8,363	5.76%	84,199	5,677	6.74%

Total interest-earning assets	165,344	8,856	5.36%	94,713	5,884	6.21%
Non-interest-earning assets	13,217			8,178

Total assets	$178,561			$102,891

Liabilities:
Interest-bearing liabilities:
NOW and money market	$64,092	897	1.40%	$20,263	263	1.30%
Savings	1,072	5	0.42%	873	4	0.47%
Time deposit	71,170	2,354	3.31%	55,066	2,158	3.92%
Other borrowings	2,020	22	1.11%	611	13	2.04%

Total interest-bearing liabilities	$138,354	3,278	2.37%	$76,813	2,438	3.17%
Non-interest bearing deposits	18,107			12,320
Other liabilities	291			212
Stockholders’ equity	21,809			13,546

Total liabilities and stockholders’ equity	$178,561			$102,891

Net interest income		$5,578			$3,446

Interest-rate spread			2.99%			3.04%
Net interest margin			3.37%			3.64%

As shown by the table in Item 1 (Rate/Volume Analysis of Net Interest Income), the $2.1 million increase in 2003’s net interest income reflects the impact of higher earning asset volumes more than compensating for the reduced net interest margin. Higher volumes (virtually all due to loan growth), net of the impact of a lower mix of noninterest-bearing liabilities, increased net interest income by $2.7 million, offset by $544,000 less net interest income due to earning assets yields falling faster than rates on interest-bearing liabilities.

Noninterest Income

Total noninterest income increased by 65% or $527,000 in 2003 to $1.4 million. Substantial growth occurred in all three major categories. Fees from the origination and sale of mortgages in the secondary market rose 69% over the prior year to $343,000, reflective of the strong demand for mortgage refinancing and purchase money mortgages due to the low interest rate environment and healthy Florida real estate market. Fees earned by the Florida Trust Company climbed 66% to $492,000 based on growth in assets under advisement of 82%; in addition, a more favorable contract with its investment advisory company was negotiated in fourth quarter 2003, resulting in greater retention of net client fees. Service charges on deposit accounts increased 59% to $491,000 indicative of growth in demand deposits in both the Naples and Ft. Lauderdale banks. Lastly, there was a gain on the sale of investment securities amounting to $9,000 in second quarter 2003 versus no sales in the prior year.

Noninterest Expense

Noninterest expense totaled $8.8 million in 2003, a $2.4 million or 37% increase from the prior year. The largest share of the increase reflects the Naples bank, up slightly over $1.1 million or 30%, followed by the full-year impact of the Ft. Lauderdale bank, up by $800,000 or 46%. The largest sources of the Naples increase were added personnel and the full-year expense of its new headquarters building beginning in August 2002. The twelve-month impact of personnel expense accounted for more than half the cost increases at the Ft. Lauderdale bank. Expenses for Florida Trust Company rose $172,000 because of added personnel and the greater occupancy costs in the new Naples bank headquarters facility. Holding company expense, net of intercompany eliminations, approximately doubled as resources began to be added to provide comprehensive and more cost effective services to the member banks than they could afford on their own.

Of the overall $2.4 million increase in noninterest expense, personnel costs, as discussed above, increased $917,000 or 26%. The next largest share of the increase was due to the new Ft. Lauderdale and Naples facilities, up $874,000 or 66% based on the combined growth in occupancy, equipment, and maintenance costs. Lastly, general operating expenses rose $591,000 or 37%, the largest single increase being in data processing costs largely due to the new bank, up $267,000.

Loan Portfolio

Management believes that general economic conditions in the Company’s two primary operating areas, including the real estate markets, continue to be healthy due to steady growth in population and demand for property and services. Accordingly, the Company experienced continued strong loan demand for all its lending products in 2003, largely focused on businesses, professionals, and entrepreneurs, the majority of which borrowings are secured by commercial real estate. Total gross loans outstanding were $200 million as of year-end 2003, an increase of $95 million or 89% over the year. The Naples bank accounted for $54 million in growth (up 59% to $147 million) while loans at the Ft. Lauderdale bank rose $40 million (up 310% to $53 million).

As indicated in the loan portfolio table in Item 1, commercial loans not secured by real estate (one-third of which were secured by cash at December 31, 2003) ended the year at $34 million, up $22 million or 172% from a year earlier. Commercial loans secured by real estate approximated $111 million of the total $135 million in real estate loans at December 31, 2003, compared to an approximate $47 million of the $74 million in real estate loans at December 31, 2002. As a result, the combined growth in loans to commercial borrowers was $85 million or 141% over the year. Consequently, commercial borrowers comprised $145 million or 72% of loans outstanding as of year-end 2003, up from $60 million or 57% of loans outstanding at year-end 2002. While the Company is positioned to serve the seasonal working capital needs of its customers, its primary focus is on commercial real estate term loans. The Company generally does not seek to purchase or participate in loans of other institutions outside its operating area due to the adequacy of demand in its operating area, the desire for a long-term, face-to-face working relationship, including providing depositor services, and a belief that asset quality can be more effectively monitored within its local market area.

Consumer loans ended 2003 at $56 million versus $46 million one year earlier, representing a growth rate of 21%. These levels are comprised of equity lines of credit and installment loans shown in the loan portfolio table in Item 1 plus consumer loans secured by real estate. In total, consumer loans constituted 28% of loans outstanding at year-end 2003 versus 43% at December 31, 2002. The change in mix reflects the smaller share of such loans on the books of the Ft. Lauderdale bank. Based on the private banking focus of the Company, a good portion of the consumer loans outstanding is related to borrowers who also have a commercial loan or other relationship with the member banks.

Asset Quality and Provision for Loan Losses

As of December 31, 2003, nonperforming loans (90+ days past due and nonaccurals) totaled $47,000, down from $220,000 one year earlier. These levels represent 0.02% and 0.21% of loans outstanding at December 31, 2003 and 2002, respectively. Including loans 30 to 90 days past due, total past due and nonaccruing loans were $340,000, 0.17% of loans outstanding as of year-end 2003, compared to $257,000 or 0.24% of loans outstanding as of the year earlier. Net charge-offs for 2003 were a low $172,000 or 0.12% of loans outstanding, up slightly from an even smaller $74,000 or 0.09% of loans outstanding one year ago.

The allowance for loan losses at December 31, 2003 amounted to $1.568 million or 0.78% of outstanding gross loans compared to $907,000 or 0.86% of loans outstanding one year earlier. The reduction in the percentage reflects the mix of the portfolio against which certain historical and probable charge-off ratios are applied. Because of the Company’s lack of historical loss experience, the allowance has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The allowance is also influenced by the fact that some 23% of the loan portfolio at December 31, 2003 is related to residential real estate, which historically has resulted in a lower percentage of losses. The loan loss provision was $833,000 in 2003, 71% higher than the expense in 2002, largely because of loan growth at both member banks.

Deposits

Total deposits increased $72 million or 56% in 2003 to end the year at $201 million. Growth in the Naples bank comprised $36 million of this increase, up 33% to $144 million in deposits at December 31, 2003, while deposits at the Ft. Lauderdale bank climbed $36 million or 169% to $57 million.

The mix of deposits changed slightly during 2003 toward money market deposits, reflective of the Ft. Lauderdale bank’s initial deposit gathering strategy. As of year-end 2003, this deposit source constituted $61 million or 30% of total Company deposits compared to $32 million or 25% of total deposits one year earlier. Growth in money market deposits during the last twelve months at $28 million (up 87%) nearly matched growth in CDs of $29 million (up 45%). As a percent of total locally gathered deposits, money market accounts at year-end 2003 were a much greater share of the deposit base in Ft. Lauderdale (65%) than in Naples (24%).

The largest share (73%) of Company-wide growth in CDs came from national market CDs, which the Naples bank has used as a source to fund the increase in loans. This funding source, which the Company has found to be reliable and frequently at a lower cost than local market CDs, increased from $6 million at year-end 2002 to $28 million at year-end 2003. As of that date, CDs constituted $95 million or 47% to total deposits, down slightly from a 51% mix a year earlier. Growth in CDs of $100,000 or more was a modest $6 million to $35 million at December 31, 2003, representing a lower percentage of total deposits (17%) than one year ago (22%). As a percent of total locally gathered deposits (total deposits excluding national market CDs), CDs at year-end 2003 were a much greater share of the deposit base in Naples (50%) than in Ft. Lauderdale (11%), reflective of the difference in customer profile of the two markets.

Non-interest bearing demand deposits reached $26 million at year-end 2003, an increase of $9 million or 58% over the prior year. Most of the growth ($8 million) occurred at the Ft. Lauderdale bank, reflecting expansion from an initially low level of operating accounts as lending relationships, with associated deposit accounts, grew and usage of cash management products expanded. Demand deposits constituted approximately the same percentage of total deposits at year-end 2003 and 2002, 12.7% and 12.5%, respectively, with the mix being larger at the Ft. Lauderdale bank (17%) versus the Naples bank (10%).

Core deposits are frequently defined as excluding national market CDs and time deposits of $100,000 or more. On this basis, the Company’s core deposits ended 2003 at $139 million, an increase of $45 million or 47% from one year earlier. As a percent of total deposits, core deposits decreased slightly from 73% at year-end 2002 to 69% at year-end 2003. National market CDs constituted 14% of total deposits at December 31, 2003 versus 5% a year earlier.

Other Borrowings

At both December 31, 2003 and 2002, the Company had no other borrowings. During both years, the Company has periodically borrowed, typically on an overnight basis from the Federal Home Loan Bank or correspondent banks, averaging $2.0 million in 2003 compared to $611,000 in 2002. As a percent of total funding sources, these borrowings averaged a modest 1.3% and 0.7% in 2003 and 2002, respectively.

Results by Operating Unit

The following tables represent summarized results of operations by operating unit for the years indicated. (*) “Other” includes consolidating eliminating entries and activity at the holding company level. Selected analysis of these results has been included in the text above.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other (*)	Bancshares of Florida Consolidated
For the Year Ended:
	(In thousands)

December 31, 2003
Net interest income	$4,288	1,233	57	—	5,578
Non-interest income	698	145	492	—	1,335
Provision for loan losses	445	388	—	—	833
Non-interest expense	4,813	2,530	861	585	8,789

Net loss	$(272)	(1,540)	(312)	(585)	(2,709)

End of year assets	$161,697	63,462	2,558	(5,107)	222,610

December 31, 2002
Net interest income	$3,253	193	—	—	3,446
Non-interest income	485	26	297	—	808
Provision for loan losses	357	130	—	—	487
Non-interest expense	3,692	1,731	689	295	6,407

Net loss	$(311)	(1,643)	(391)	(295)	(2,640)

End of year assets	$119,695	27,398	164	(3,398)	144,535

Quarter Ended December 31, 2003 Compared to

Quarter Ended September 30, 2003 (Unaudited)

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	DECEMBER 31, 2003	SEPTEMBER 30, 2003	$	%
Total interest income	$2,662	2,253	$409	18.2%
Total interest expense	863	807	56	6.9%

Net interest income before provision	1,799	1,446	353	24.4%
Provision for loan losses	251	81	170	209.9%

Net interest income after provision	1,548	1,365	183	13.4%
Non interest income	384	380	4	1.1%
Noninterest expense	2,315	2,196	119	5.4%
Provision for income taxes	—	—	—	—

Net loss	(383)	(451)	68	(15.1)%

Basic loss per share	(0.12)	(0.15)	0.03	(20.0)%
Diluted loss per share	$(0.12)	$(0.15)	0.03	(20.0)%
Weighted average shares used for diluted loss per share	3,079,199	3,079,199	—	—

Top-line revenue	$2,183	$1,826	$357	19.6%

Net interest margin	3.69%	3.33%	0.36%	10.8%
Efficiency ratio	106.05%	120.26%	(14.21)%	(11.8)%
Average equity to average assets	10.32%	11.77%	(1.45)%	(12.3)%
Average loans held for investment to average deposits	100.14%	94.58%	5.56%	5.9%
Net charge-offs to average loans	0.33%	(0.01)%	0.34%	(3400.0)%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	DECEMBER 31, 2003	SEPTEMBER 30, 2003	$	%
Total assets	$222,610	$193,075	$29,535	15.3%
Cash and cash equivalents	8,424	14,675	(6,251)	(42.6)%
Interest-earning assets	209,426	180,343	29,083	16.1%
Investment securities	8,072	9,328	(1,256)	(13.5)%
Loans held for investment	200,490	163,648	36,842	22.5%
Allowance for loan losses	1,568	1,467	101	6.9%
Deposit accounts	201,154	167,181	33,973	20.3%
Stockholders’ equity	21,220	21,587	(367)	(1.7)%

Total shares outstanding	3,079,199	3,079,199	—	—
Book value per share	$6.89	7.01	(0.12)	(1.7)%

Allowance for loan losses to total gross loans	0.78%	0.90%	(0.11)%	(12.8)%
Allowance for loan losses to non-performing loans	3,336.84%	729.68%	2,607.16%	357.3%
Non-performing loans to total loans	0.02%	0.12%	(0.10)%	(80.9)%
Non-performing assets to total assets	0.02%	0.10%	(0.08)%	(79.7)%

Leverage (Tier 1 to average total assets)	10.32%	11.58%	(1.26)%	(10.9)%
Assets under advisement – Florida Trust Company	$131,000	110,000	21,000	19.1%

The Company’s net loss for fourth quarter 2003 was $383,000, a $68,000 or 15% improvement from third quarter 2003’s net loss of $451,000. The loss per share was $0.12, $0.03 or 20% less than in the prior quarter.

The primary reasons for the earnings improvement are a 20%, or $357,000, increase in top-line revenue (net interest income plus non-interest income), nearly half of which was offset by a higher provision for loan losses. Provision for loan losses more than tripled that of the third quarter 2003 level. This latter increase reflects management’s assessment of the adequacy of the allowance for loan losses, including its relationship to non-performing loans (which are covered by over 32 times) and a rapidly growing loan portfolio. Approximately one-third of the increase in top-line revenue was absorbed by a 5.4% rise in non-interest expense.

The following are the performance highlights for the quarter ended December 31, 2003:

1.	Reduced the net loss per share for the fourth consecutive quarter (which reflects the Company’s 1.0 million share issuance in February 2003) to $0.12, and reduced the dollar net loss for the third consecutive quarter to $383,000.

2.	Reduced the fourth quarter net loss before provision for loan losses to $132,000, 64% lower than in third quarter 2003 and 84% less than in fourth quarter 2002. As discussed in the 2003 Financial Condition section above, the Company regularly monitors improvement according to this measurement.

3.	Increased loans in the quarter ended December 31, 2003 by $37 million or 23% from third quarter 2003, the largest dollar and percentage growth in the Company’s history, to $200 million in gross loans outstanding. This quarterly gain compares to $95 million or 89% growth for the year.

4.	Maintained asset quality at high levels as measured by very low non-performing loans (0.02% of loans outstanding), strong coverage of the allowance for loan losses to non-performing loans (32 times), minimal past due loans (30 days+ at 0.17%), and manageable net charge-offs (0.33% of average loans for the quarter and 0.12% for the year).

5.	Grew top-line revenue, up 20% for the quarter ended December 31, 2003 from third quarter 2003 and up 62% for the year. The goal is to earn a balance of traditional banking spread income plus fee income that enables steady overall growth through the business cycle. As discussed in the 2003 Financial Condition section above, the Company regularly monitors improvement according to this measurement.

6.	Maintained a stable to rising net interest margin at 3.69% for the quarter ended December 31, 2003, up 36 basis points from third quarter 2003. This compares to an average net interest margin for 2003 of 3.37%, which was down 27 basis points from 2002.

7.	Achieved a Company record $131 million in assets under advisement at Florida Trust Company as of December 31, 2003, up 19% versus September 30, 2003, and up 82% since the year-end 2002 level of $72 million.

8.	Carefully managed non-interest expense, holding the increase to 10% for the quarter ended December 31, 2003 compared to the same quarter last year versus a 56% growth rate in earning assets. Held the fourth quarter increase in non-interest expense to 5.4% compared to third quarter 2003 versus 16% earning asset growth.

9.	Improved efficiency of operations, measured by a 106% efficiency ratio for the quarter ended December 31, 2003 versus 120% in third quarter 2003, as the Company works toward reaching profitability. The ratio was 166% in fourth quarter 2002. The Company continues to selectively add key talent to its holding company staff to provide needed expertise and services to the Banks, enabling them to operate cost-effectively and be highly focused on customer service.

Of the Company’s two commercial banks, the founding Naples bank completed its second quarter in a row of being profitable, having successfully absorbed the costs of its new headquarters location within one year of occupancy. The 18-month-old Ft. Lauderdale bank reduced its loss by over 50% versus fourth quarter 2002. Moreover, in just over three years of operation, the Florida Trust Company became profitable in the last two months of 2003. Profitability is defined as net income before allocation of holding company expense.

The following table represents, for the three-month period indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Three-Months Ended
	DECEMBER 31, 2003			SEPTEMBER 30, 2003
	(In thousands)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning Assets:
Interest-earning deposits	$46	$—	2.89%	$46	$—	1.91%
Securities	9,884	99	3.99%	9,926	79	3.16%
Federal funds sold	3,967	11	1.08%	9,147	21	0.92%
Loans	179,657	2,552	5.63%	153,391	2,153	5.57%

Total interest-earning assets	193,554	2,662	5.46%	172,510	2,253	5.18%
Non interest-earning assets	13,850			13,858

Total assets	$207,404			$186,368

Liabilities:
Interest-bearing liabilities:
NOW and money market	$75,789	227	1.19%	$68,767	208	1.21%
Savings	833	1	0.36%	1,117	1	0.41%
Time deposit	79,142	618	3.10%	72,867	592	3.25%
Other borrowings	6,190	17	1.07%	1,826	6	1.22%

Total interest-bearing liabilities	$161,954	863	2.11%	$144,577	807	2.23%
Demand deposits	23,642			19,431
Other non-interest bearing liabilities	405			416

Total non-interest bearing liabilities	24,047			19,847
Stockholders’ Equity	21,403			21,944

Total Liabilities and stockholders’ equity	$207,404			$186,368

Net interest income		$1,799			$1,446

Interest-rate spread			3.35%			2.95%
Net interest margin			3.69%			3.33%

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

QUARTER ENDED DECEMBER 31, 2003 COMPARED TO QUARTER ENDED

SEPTEMBER 30, 2003 (UNAUDITED)

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(14)	$4	$(10)
Other investments	—	21	21
Loans	375	23	398

Total interest income	361	48	409

Increase (decrease) in interest expense:
Savings deposits	—	—	—
Time deposits	48	(22)	26
Other interest-bearing	21	(2)	19
Other borrowings	12	(1)	11

Total interest expense	81	(25)	56

Total change in net interest income	$280	$73	$353

As shown by the table above, the $353,000 increase in fourth quarter 2003’s net interest income versus the third quarter 2003 level reflects the benefit of both higher earning asset volumes and an improved net interest margin. Higher volumes (entirely due to loan growth), including the contribution of an improved mix of demand deposits, increased net interest income by $280,000, enhanced by $73,000 in additional net interest income due to interest-earning assets yields rising slightly while rates on interest-bearing liabilities continued to fall.

Results by Operating Unit - The following tables represent summarized results of operations by operating unit for the periods indicated. (*) “Other” includes consolidating eliminating entries and activity at the holding company level. Selected analysis of these results has been included in the text above.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other (*)	Bancshares of Florida Consolidated
For the Three Months Ended:
	(In thousands)
December 31, 2003
Net interest income	$1,280	488	31	—	1,799
Non-interest income	147	63	174	—	384
Provision for loan losses	113	138	—	—	251
Non-interest expense	1,235	655	228	197	2,315

Net income (loss)	$79	(242)	(23)	(197)	(383)

End of year assets	$161,697	63,462	2,558	(5,107)	222,610

September 30, 2003
Net interest income	$1,109	$323	$14	$—	$1,446
Non-interest income	201	51	128	—	380
Provision for loan losses	20	61	—	—	81
Non-interest expense	1,201	578	217	200	2,196

Net loss	$89	$(266)	(75)	$(200)	$(451)

End of year assets	$145,409	$58,545	$2,641	$(13,520)	$193,705

Year Ended December 31, 2002 Compared to

Year Ended December 31, 2001

FINANCIAL CONDITION

	FOR THE YEAR ENDED DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2002	2001	$	%
Total interest income	$5,884	$4,450	$1,434	32.2%
Total interest expense	2,438	2,251	187	8.3%

Net interest income before provision	3,446	2,199	1,247	56.7%
Provision for loan losses	487	215	272	126.5%

Net interest income after provision	2,959	1,984	975	49.1%
Non-interest income	808	488	320	65.6%
Noninterest expense	6,407	3,024	3,383	111.9%
Provision for income taxes	—	—	—	—

Net loss	(2,640)	(552)	(2,088)	(377.4)%

Basic loss per share	(1.48)	(0.47)	(1.01)	(214.9)%
Diluted loss per share	$(1.48)	$(0.47)	(1.01)	(214.9)%
Weighted average shares used for diluted loss per share	1,784,892	1,165,370	619,522	53.2%

Top-line revenue	$4,254	$2,687	$1,567	58.3%

Net interest margin	3.64%	3.77%	0.13%	3.4%
Efficiency ratio	150.61%	112.60%	38.01%	33.8%
Average equity to average assets	13.17%	11.21%	1.96%	17.5%
Average loans held for investment to average deposits	96.03%	95.78%	0.25%	0.3%
Net charge-offs to average gross loans	0.09%	0.00%	0.09%	100.0%

The net loss for the year ended December 31, 2002 totaled $2.640 million as the Company continued to grow its earning asset base in order to cover fixed costs of operations and to expand wealth management services. The 2002 net loss compares to a net loss of $552,000 in 2001. The loss per share was $1.48 versus a $0.47 loss in the prior year. The primary reasons for the higher net loss are the impact of establishing a new bank in Ft. Lauderdale and an increased loss at Florida Trust Company. The 53% increase in average shares outstanding in 2002 reflects the 913,000 shares issued during that year to capitalize the new bank.

For 2002, operations of the Naples bank (Bank of Florida, N.A.) resulted in a loss of $311,000. This excludes the results of Florida Trust Company, which became a subsidiary of Bancshares of Florida, Inc. in first quarter 2003 upon transfer from the bank. The Naples bank’s net loss in 2001 was $252,000. Florida Trust Company’s operations for the year resulted in a net loss of $391,000, a $91,000 increase over the prior year due to additional overhead needed to achieve desired client service levels. The Ft. Lauderdale bank (Bank of Florida), which opened for business in July 2002, incurred a net loss of $1.643 million during 2002.

	AT DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2002	2001	$	%
Total assets	$144,535	77,092	67,443	87.5%
Cash and cash equivalents	26,373	6,002	20,371	339.4%
Interest-earning assets	134,447	71,730	62,717	87.4%
Investment securities	6,664	76	6,588	8,668.4%
Loans held for investment	105,889	68,406	37,483	54.8%
Allowance for loan losses	907	494	413	83.6%
Deposit accounts	129,327	64,288	65,039	101.2%
Stockholders’ equity	15,006	8,521	6,485	76.1%

Total shares outstanding	2,079,199	1,165,370	913,829	78.4%
Book value per share	$7.22	7.31	(0.09)	(1.2)%

Allowance for loan losses to total gross loans	0.86%	0.72%	0.14%	19.4%
Allowance for loan losses to nonperforming loans	412.15%	207.65%	204.50%	98.5%
Non-performing loans to total gross loans	0.21%	0.35%	(0.14)%	(40.0)%
Non-performing assets to total assets	0.15%	0.31%	(0.16)%	(51.6)%

Leverage (Tier 1 to average total assets)	10.99%	13.38%	(2.39)%	(17.9)%
Assets under advisement – Florida Trust Company	$72,000	57,000	15,000	26.3%

The Company continued to experience strong growth in assets, loans and deposits in 2002. During the year, total assets grew by $67 million or 87% to $145 million. Approximately $27 million of asset growth reflects the contribution of the new Ft. Lauderdale bank. The increase in interest-earning assets was funded through the attraction of $65 million in deposits during the year, with total balances of $129 million at December 31, 2002. National market CDs began to be accessed by the Naples bank during the year, accounting for $6 million of deposit growth. Interest-earning assets increased $63 million or 87% to $134 million, $37 million (60%) of this increase attributable to growth in the loan portfolio, which ended the year at $106 million, up 55%. The new Ft. Lauderdale bank accounted for $13 million in loan growth. Assets under advisement at the Florida Trust Company rose 26% during 2002 to reach $72.0 million at year-end.

RESULTS OF OPERATIONS

Net Interest Income

Interest income increased over 2001 amounts by $1.4 million or 32% in 2002 to $5.9 million. Approximately 96% of interest income for 2002 resulted from interest and fees on loans, compared to 92% for 2001, reflecting continued strong loan growth. Loans climbed $37 million (55%) during the year to $106 million, for an increase in average loans outstanding of $33 million. Investment securities and short-term investments were $28 million at year-end 2002 versus $3 million one year earlier, largely reflective of capital raised to support the new Ft. Lauderdale bank and that bank’s deposits initially being well in excess of loans outstanding; total investments in 2002 were higher than the prior year by $3 million on average. The overall yield on average interest-earning assets decreased 141 basis points to 6.21% in 2002, consistent with the decrease in financial market rates.

Interest expense totaled $2.4 million in 2002, an increase of $187,000 or 8% from the prior year’s level. Virtually all interest expense resulted from interest paid on customer deposits. The overall rate paid on average interest-bearing liabilities decreased 156 basis points to 3.17% in 2002, as average rates fell across all funding sources. Interest-bearing deposits rose $38 million or 70% during 2002 as compared to 2001 while demand (noninterest-bearing) deposits rose $6.1 million or 62%. A $4 million borrowing from the Federal Home Loan Bank as of year-end 2001 was paid off during 2002. Interest-bearing liabilities averaged $77 million in 2002 (up $29 million or 61%) while noninterest-bearing liabilities averaged $13 million (up $6 million or 88%).

Net interest income increased $1.2 million or 57% to $3.4 million in 2002 as compared to $2.2 million in 2001. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.04% during 2002 compared to 2.89% in the prior year, reflecting a faster decrease in the rates paid on interest-bearing liabilities than yields on earning assets. Net interest margin, which is net interest income divided by average earning assets, decreased to 3.64% in 2002 from 3.77% in 2001 despite an increase in interest-bearing liabilities as a percent of earning assets to 13%.

Noninterest Income

Total noninterest income increased by $320,000 or 66% to $808,000 in 2002 as compared to 2001. The largest share of the increase was from expanded fees from Florida Trust Company (doubling to $297,000), followed by higher service charges on deposit accounts (a 70% increase to $308,000), largely resulting from the opening of the Ft. Lauderdale bank. Fees from the origination and sale of mortgages in the secondary market climbed $45,000 or 28% to $203,000 as the banks began to become more active in this business.

Noninterest Expense

Noninterest expense totaled $6.4 million in 2002 compared to $3.0 million in the prior year. Approximately 51% of this increase, or $1.7 million, was attributable to start-up and operating costs for the Ft. Lauderdale bank. Excluding the latter expenses, the increase in 2002 included growth in personnel costs of $756,000 or 44%; this reflects staff additions to support continued expansion and normal salary and benefit increases. The two new office locations opened in 2002 (the Ft. Lauderdale and headquarters location in Naples) increased occupancy and equipment-related expenses by 1.7 times the 2001 level to $1.3 million in 2002. Other general operating expenses reflected similar increases due to the Company’s growth, nearly doubling to $1.6 million in 2002. Expenses related to the operations of Florida Trust Company totaled $689,000 in 2002, up 53% from the prior year.

Provision for Loan Losses

At December 31, 2002, the allowance for loan losses amounted to $907,000, or 0.86% of outstanding gross loans, compared to an allowance at year-end 2001 of $494,000, or 0.72% of outstanding gross loans. The provision for loan losses was $487,000 in 2002, more than double the provision in 2001, largely because of loan growth at both Banks. Net charge-offs were $75,000 or 0.09% of average loans in 2002 compared to being virtually nil in the prior year.

CAPITAL RESOURCES AND LIQUIDITY

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. In this regard, certain initial outlays were required to fund the opening of Bank of Florida (Ft. Lauderdale), including investment in premises and equipment, staffing and promotional activities. As of December 31, 2003, there were no material commitments for capital expenditures, though building leases and leasehold improvements are expected in 2004 related to an expanded facility in Tampa, a new location in Palm Beach County, and utilization of additional space at the Company’s headquarters location in Naples.

While it is anticipated that interest income will increase commensurate with interest expense upon the attraction of deposits, non-interest expenses will generally be disproportionately higher until such time as the volume of deposits and interest-earning assets generate net interest income and service fees sufficient to cover these costs. Management’s philosophy in each instance of expansion is to attract deposit relationships through the offering of competitive rates, terms and service.

As it is the Company’s philosophy to consider the investment portfolio principally as a source of liquidity, deposit growth, except to the extent necessary to maintain such liquidity, is generally utilized to fund the higher yielding loan portfolio, particularly commercial and, to a lesser degree, consumer mortgage lending. In addition, it is management’s practice to maintain the Company’s well-capitalized status in compliance with regulatory guidelines when planning its expansion activities.

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the Office of the Comptroller of the Currency and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets. At December 31, 2003, the Company’s Tier 1 capital ratio was 11.66%, total risk-based capital ratio was 12.52%, and the leverage ratio was 10.32%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks amounting to $25,100,000 (including the Federal Home Loan Bank of Atlanta), sources for loan sales, and primarily short-term investments that could be liquidated if necessary.

One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it monthly with the subsidiary bank management and board of director Asset/Liability Management Committees (ALCO). As of December 31, 2003, Consolidated Company liquid assets were $28 million or 13% of consolidated deposits. It is the policy of both banks to manage the latter ratio between 5% and 15%. As of December 31, 2003, the Company had combined additional sources of liquidity from lines of credit, against which there were no borrowings, of $25 million. The primary source is the Federal Home Loan Bank of Atlanta, with additional capacity from three correspondent banks.

INTEREST SENSITIVITY

The following is a combined maturity and re-pricing analysis of rate sensitive assets and liabilities for Bank of Florida, N.A. (Naples) and Bank of Florida (Ft. Lauderdale) as of December 31, 2003.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$79	$—	$—	$—	$79
Due from banks and investment securities	831	500	—	4,851	6,182
Loans	101,895	3,078	5,077	90,325	200,375

Total interest-earning assets	102,805	3,578	5,077	95,176	206,636

Interest-bearing deposits	80,281	—	—	—	80,281
Certificates, less than $100M	6,557	7,055	16,331	30,665	60,608
Certificates, $100M and over	4,068	5,035	6,378	19,279	34,760

Total interest-bearing liabilities	90,906	12,090	22,709	49,944	175,649

Interest Sensitivity Gap:
Sensitive assets less rate sensitive liabilities	$11,899	$(8,512)	$(17,632)	$45,232	$30,987

Cumulative interest sensitivity gap	11,899	3,387	(14,245)	30,987

Interest sensitivity gap ratio	113.1%	29.6%	22.4%	190.6%

Cumulative interest sensitivity gap ratio	113.1%	103.3%	88.7%	117.6%

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

At December 31, 2003, the Company had $111.5 million in interest sensitive assets compared to $125.9 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a negative gap position of $14.4 million.

A negative gap position is indicative of a bank that has a greater amount of interest sensitive liabilities re-pricing (or maturing) than it does interest sensitive assets, in a given time interval. In this instance, the impact on net interest income would be positive in a declining rate environment and negative if rates were rising. Conversely, a positive gap position represents a greater amount of interest sensitive assets re-pricing (or maturing). Thus, an increase in rates would positively impact net interest income, as the yield on interest-earning assets would increase prior to the increase in the cost of interest bearing liabilities. The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which re-prices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate.

Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors

Bancshares of Florida, Inc.:

We have audited the accompanying consolidated balance sheet of Bancshares of Florida, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Bancshares of Florida, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancshares of Florida, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Fort Lauderdale, Florida

January 27, 2004

[GRAPHIC APPEARS HERE]

Trianon Centre

3777 Tamiami Trail, North

Suite 200

Naples, Florida 34103

(941) 263-2111 PHONE

(941) 263-0496 FAX

www.hbkcpa.com

Board of Directors and Stockholders of

Bancshares of Florida, Inc.

Naples, Florida

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheet of Bancshares of Florida, Inc. and its subsidiaries, Bank of Florida, N.A. , Bank of Florida, Inc. and Florida Trust Company Inc. (collectively, the Company), as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancshares of Florida Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

[GRAPHIC APPEARS HERE]

Certified Public Accountants

February 10, 2003

Naples, Florida

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(In thousands, except share and per share data)

	2003	2002
ASSETS
Cash and due from banks	$8,299	$4,940
Interest-bearing deposits due from other banks	46	2,023
Federal funds sold	79	19,410

TOTAL CASH AND CASH EQUIVALENTS	8,424	26,373

Securities available for sale—NOTE 2	8,072	6,664
Loans—NOTE 3	200,490	105,889
Less:
Allowance for loan losses—NOTE 3	1,568	907
Unearned income and deferred loan fees and costs	115	47

NET LOANS	198,807	104,935

Other investments, at cost	739	461
Premises and equipment—NOTE 4	4,724	5,037
Accrued interest receivable	788	474
Other assets	1,056	591

	$222,610	$144,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits—NOTE 5	$201,154	$129,327
Accrued interest payable	41	26
Accrued expenses and other liabilities	195	176

TOTAL LIABILITIES	201,390	129,529

Commitments—NOTE 7
Stockholders’ Equity—NOTE 10:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,079,199 and 2,079,199 shares issued and outstanding for 2003 and 2002, respectively	31	21
Additional paid-in capital	29,634	20,661
Accumulated deficit	(8,389)	(5,680)
Accumulated other comprehensive (loss) income	(56)	4

TOTAL STOCKHOLDERS’ EQUITY	21,220	15,006

	$222,610	$144,535

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(In thousands, except share and per share data)

	2003	2002	2001
INTEREST INCOME
Interest and fees on loans	$8,363	$5,677	$4,104
Interest on securities and other	421	87	83
Interest on federal funds sold	72	120	263

TOTAL INTEREST INCOME	8,856	5,884	4,450

INTEREST EXPENSE
Interest on deposits	3,256	2,426	2,227
Interest on other borrowings	22	12	24

TOTAL INTEREST EXPENSE	3,278	2,438	2,251

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	5,578	3,446	2,199
PROVISION FOR LOAN LOSSES	833	487	215

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,745	2,959	1,984
NON-INTEREST INCOME
Mortgage lending	343	203	158
Trust fees, net	492	297	149
Service charges and fees	491	308	181
Gain on sale of securities available for sale	9	—	—

TOTAL NON-INTEREST INCOME	1,335	808	488

NON-INTEREST EXPENSES
Salaries and employee benefits—NOTE 8	4,379	3,462	1,731
Occupancy expenses	1,416	820	214
Equipment rental, depreciation and maintenance	785	507	275
General operating—NOTE 14	2,209	1,618	804

TOTAL NON-INTEREST EXPENSES	8,789	6,407	3,024

LOSS BEFORE INCOME TAXES	(2,709)	(2,640)	(552)
INCOME TAXES—NOTE 6	—	—	—

NET LOSS	$(2,709)	$(2,640)	$(552)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.92)	$(1.48)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING	2,948,514	1,784,892	1,165,370

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	Comprehensive Loss	Shares of Common Stock	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2000		1,165	$12	$11,550	$(2,488)	—	9,074
Net loss	$(552)	—	—	—	(552)	—	(552)

Comprehensive loss	$(552)

Balance at December 31, 2001		1,165	12	11,550	(3,040)		8,522
Common stock issued, net of offering cost of $18		914	9	9,111	—	—	9,120
Net loss	$(2,640)	—	—	—	(2,640)	—	(2,640)
Other comprehensive loss:
Unrealized holding gain on securities available for sale arising during the year, income tax expense of $2	4	—	—	—	—	4	4

Comprehensive loss	$(2,636)

Balance at December 31, 2002		2,079	21	20,661	(5,680)	4	15,006
Common stock issued, net of offering costs of $1,017		1,000	10	8,973	—	—	8,983
Net loss	$(2,709)	—	—	—	(2,709)	—	(2,709)
Other comprehensive loss:
Unrealized holding loss on securities available for sale arising during the year, income tax benefit of $2	(60)	—	—	—	—	(60)	(60)

Comprehensive loss	$(2,769)

Balance at December 31, 2003		3,079	$31	$29,634	$(8,389)	$(56)	21,220

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,709)	$(2,640)	$(552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	653	386	197
Provision for loan losses	833	487	215
Accretion of deferred loan fees and costs, net	(68)	(86)	(68)
Amortization (accretion) of investments, net	46	—	—
Gain on sale of securities available for sale	(9)	—	—
Increase in accrued interest receivable	(314)	(131)	(113)
Increase in other assets	(465)	(462)	(58)
Increase (decrease) in accrued interest payable	15	22	(22)
Increase (decrease) in accrued expenses and other liabilities	19	(105)	226

NET CASH USED IN OPERATING ACTIVITIES	(1,999)	(2,529)	(175)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks with maturities in excess of 90 days	—	—	(4,000)
Net increase in loans	(94,637)	(37,490)	(35,321)
Proceeds from the sale of securities available for sale	5,342	—	—
Proceeds from maturing securities and principal payments on securities available for sale	1,230	—	—
Purchase of securities available for sale	(8,077)	(6,582)	(164)
Purchase of other investments	(278)	—	—
Proceeds from other investments	—	30	—
Proceeds from maturities of securities held to maturity	—	—	1,000
Purchase of premises and equipment	(340)	(3,245)	(225)

NET CASH USED IN INVESTING ACTIVITIES	(96,760)	(47,287)	(30,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,827	65,066	24,152
Borrowings on (repayment of) short-term notes	—	(4,000)	4,000
Net proceeds from issuance of common stock	8,983	9,120	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,810	70,186	28,152

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,949)	20,370	(2,733)
CASH AND CASH EQUIVALENTS
Beginning of year	26,373	6,003	8,736

End of year	$8,424	$26,373	$6,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,263	$2,416	$2,273

Noncash Transactions:
Unrealized holding (loss) gain on value on securities available for sale, net of tax of $2, $(2), and $0	$(60)	$4	$—

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

Bancshares of Florida, Inc. (the Company), formerly Citizens Bancshares of South Florida, Inc., was incorporated under the laws of the state of Florida. The Company had a secondary public offering that closed June 30, 2002 and used the proceeds to open a new bank, the Bank of Florida, in Ft. Lauderdale, Florida. Bank of Florida began operations on July 16, 2002. In September 2002, Citizens Capital Management, Inc., a wholly-owned subsidiary of Citizens National Bank of Southwest Florida, changed its name to Florida Trust Company.

In February 2003, the Company completed a $10.0 million secondary stock offering, resulting in net proceeds of $8.983 million. A portion of the proceeds from the offering was used to organize a state-chartered trust company and purchase Florida Trust Company from Bank of Florida, N.A., f/k/a Citizens National Bank of Southwest Florida. The remaining proceeds were used for expansion.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida, N.A., and Bank of Florida (collectively, the Banks), and Florida Trust Company. All significant intercompany balances and transactions have been eliminated.

The assets under advisement by Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Banks provide a full range of commercial and consumer banking services primarily within the Naples and Ft. Lauderdale, Florida areas. Bank of Florida, N.A., a national bank, is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Bank of Florida is a state chartered bank and is subject to regulation of the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant changes in the near term are related to the determination of the allowance for loan losses. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash, demand balances due from banks and federal funds sold with original maturities of three months or less are considered cash and cash equivalents.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Investment Securities:

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. Trading securities are recorded at fair value with unrealized gains and losses included in operations. No investments are held for trading purposes or classified as held to maturity. Securities not classified as trading or held to maturity are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments do not have readily determinable fair values.

A decline in the fair value of any available for sale security or held to maturity security below cost that is deemed other than temporary results in a reduction of the carrying amount to fair vale. The impairment is charged to earnings and a new cost basis for the security is established. Premiums are amortized and discounts are accreted over the life of the related security as an adjustment to yield using a method that approximates the interest method. Dividend and interest income are recognized when earned.

Realized gains and losses on sales of investment securities are determined by specific identification of the security sold. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statements of operations.

Loans:

Loans are stated at the principal amount outstanding, net of unearned income, any net deferred fees and costs on originated loans, and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

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

Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of related loans on a method that approximates the interest method as an adjustment to the related yield.

Allowance for Loan Losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical peer bank experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical peer bank loss experience adjusted for qualitative factors.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets, ranging from three to twenty years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is less.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. The Company and its subsidiaries file a consolidated tax return.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Reclassifications:

The consolidated financial statements for 2002 and 2001 have been reclassified to conform with the presentation for 2003. Such reclassifications had no effect on net results of operations.

Losses Per Common Share:

Basic loss per share represent net loss divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2003, 2002 and 2001, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At December 31, 2003, there were 311,799 common stock options and 191,856 warrants, respectively that were antidilutive and therefore not included in the above calculation. At December 31, 2002, there were 142,600 common stock options and 78,526 warrants, respectively, that were antidilutive and therefore not included in the above calculation. At December 31, 2001, there were 118,100 common stock options and 113,330 warrants, respectively, that were antidilutive and therefore not included in the above calculation. Refer to NOTE 10.

Components used in computing loss per share for the year ended December 31, 2003 are summarized as follows (in thousands except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(2,709)	2,948,514	$(0.92)

Components used in computing loss per share for the year ended December 31, 2002 are summarized as follows:

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(2,640)	1,784,892	$(1.48)

Components used in computing loss per share for the period ended December 31, 2001 are summarized as follows:

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(552)	1,165,370	$(0.47)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Stock-based Compensation:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 124, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirement using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $5.56, $3.27 and $4.11, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	32.00%	0.00%	0.00%
Risk free interest rate	3.81%	3.96%	5.29%
Expected life	10 years	10 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	2003	2002	2001
Net loss as reported	$(2,709)	$(2,640)	$(552)
Total stock-based employee compensation (expense) income determined under fair value based method for all awards net of related tax effects	(415)	86	(42)

Proforma net loss	$(3,124)	$(2,554)	$(594)

Basic and diluted net loss per share as reported	$(0.92)	$(1.48)	$(0.47)

Basic and diluted proforma net loss per share	$(1.06)	$(1.43)	$(0.51)

New Accounting Pronouncements:

The Company has reviewed all new accounting pronouncements issued through 2003 and has determined that none of them would have a material impact on the consolidated financial condition or results of operations.

On November 25, 2003, the FASB’s Emerging Issues Task Force (EITF) ratified a consensus decision on new disclosure requirements related to unrealized losses on investment securities applicable to fiscal years ending after December 15, 2003 requiring institutions covered by FASB No. 115 to include certain disclosures in 2003 annual reports. Unrealized losses on investment securities must be summarized in table format, distinguishing between securities in a continuous unrealized loss position for 12 months or more and securities in a continuous unrealized loss position for 12 months or less, including aggregate unrealized losses of securities whose fair values are below book values as of the reporting date and the aggregate fair value of securities whose fair values are below book values as of the reporting date.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement did not have a material impact on the Company’s consolidated financial statements.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

New Accounting Pronouncements (Continued):

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and will apply the remainder of FIN 46R to its first quarter 2004 financial statements with no material effect anticipated.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. The statement did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 2—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets of the Company at December 31 are as follows (in thousands):

		GROSS UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	ESTIMATED FAIR VALUE
December 31, 2003
Mortgage-backed securities of U.S. government agencies	$5,078	5	(53)	5,030
U.S. Treasury securities and other U.S. agency obligations	2,499	5	(21)	2,483
Independent Bankers Bank stock	51	—	—	51
Corporate bonds	500	8	—	508

Totals	$8,128	18	(74)	8,072

		GROSS UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	ESTIMATED FAIR VALUE
December 31, 2002
Mortgage-backed securities of U.S. government agencies	$3,082	2	—	3,084
U.S. Treasury securities and other U.S. agency obligations	3,025	4	—	3,029
Independent Bankers Bank stock	51	—	—	51
Corporate bonds	500	—	—	500

Totals	$6,658	6	—	6,664

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Bank’s portfolio and analysis servicer. As of December 31, 2003, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (in thousands):

	AMORTIZED COST	FAIR VALUE
Due after one through five years	$2,704	2,688
Due after five through ten years	1,697	1,682
Due after ten years	3,676	3,651

	8,077	8,021
Independent Bankers Bank Stock	51	51

Totals	$8,128	8,072

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Proceeds from sales of securities available for sale for the year ended December 31, 2003 amounted to $5,342,000. Gross gains recorded on sales of securities available for sale for the year ended December 2003 amounted to $9,000.

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
		(In thousands)
Securities available for sale:
Mortgage-backed securities of U.S. government agencies	$(53)	$4,051	$—	$—
U.S. Treasury securities and other U.S. agency obligations	(21)	1,454	—	—

Total securities available for sale	$(74)	$5,505	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

NOTE 3—LOANS

The composition of loans at December 31 is as follows (in thousands):

	2003	2002
Commercial	$34,217	$12,597
Real estate	135,443	74,231
Lines of credit	20,748	13,930
Consumer	10,082	5,131

Total loans	$200,490	$105,889

The majority of the Company’s lending activities are conducted principally with customers located in the Naples and Ft. Lauderdale, Florida areas. Real estate loans are comprised of commercial real estate and residential 1 to 4 family loans. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Bank’s loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Bank could be susceptible to economic downturns and natural disasters.

At December 31, 2003 and 2002, the Company did not hold any loans that were classified as impaired loans.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

The Company had two loans for $47,000 and two loans for $257,000 on nonaccrual as of December 31, 2003 and 2002, respectively. Income that would have been recognized during 2003, 2002 and 2001 on such loans if they were in accordance with their original terms was $4,000, $12,000 and $24,000, respectively.

The activity in the allowance for loan losses for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Balance at beginning of year	$907	494	281
Provision charged to operations	833	487	215
Charge-offs	(176)	(74)	(2)
Recoveries	4	—	—

Balance at end of year	$1,568	907	494

NOTE 4—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2003	2002
Land and land improvements	$545	545
Building	1,057	1,056
Leasehold improvements	1,243	1,167
Furniture, fixtures and equipment	1,640	1,542
EDP equipment and software	1,698	1,533

	6,183	5,843
Less accumulated depreciation and amortization	1,459	806

Total premises and equipment	$4,724	5,037

Depreciation and amortization expense was $653,000, $386,000, and $197,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5—DEPOSITS

Deposits at December 31 are comprised of the following (in thousands):

	2003	2002
Interest-bearing:
Money market	$60,610	32,348
Negotiable order of withdrawal accounts	18,800	13,826
Savings	871	1,058
Certificates of deposit:
Less than $100,000	60,608	37,037
$100,000 or more	34,760	28,911

	175,649	113,180
Demand (non-interest bearing)	25,505	16,147

Total deposits	$201,154	129,327

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

Included in interest expense is $1,005,000, $987,000 and $1,135,000, which relates to interest on certificates of deposit of $100,000 or more for 2003, 2002 and 2001, respectively.

The maturities on certificates of deposits as of December 31, 2003 are as follows (in thousands):

2004	$45,889
2005	31,410
2006	11,169
2007	652
2008	6,248

Total	$95,368

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 6—INCOME TAXES

The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001 due to the following:

	2003		2002		2001
Computed “expected” tax benefit	$(921)	(34.00)%	$(898)	(34.00)%	$(188)	(34.00)%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	991	36.58%	944	35.75%	196	35.43%
State income taxes, net of Federal tax benefit	(94)	(3.45)%	(92)	(3.47)%	(18)	(3.29)%
Other permanent differences	24	0.87%	46	1.72%	10	1.86%

	$—		$—		$—

No income tax provision has been recorded for each of the years in the three year period ended December 31, 2003. At December 31, 2003 and 2002, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance is recorded at December 31, 2003 and 2002.

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$2,510	$1,617
Allowance for loan losses	541	300
Organizational and startup costs	253	403
Unrealized loss on investment securities	21	—

	3,325	2,320
Valuation allowance	(3,012)	(2,021)

Deferred tax assets, net	313	299

Deferred tax liabilities:
Depreciation on premises and equipment	313	299
Unrealized gain in investment securities	—	2

	313	301

Deferred tax liabilities, net	$—	$(2)

At December 31, 2003, the Company had a tax net operating loss carryforward of approximately $6,671,000 expiring during 2019 through 2023.

NOTE 7—COMMITMENTS

The Company has entered into an operating lease agreement for certain bank offices, which expire on various dates through 2012. In addition, the Company has operating leases for office equipment, which expire on various dates through 2005. Rent expense was $976,000 for 2003, $567,000 for 2002, and $134,000 for 2001 related to these leases.

Future minimum rental commitments as of December 31, 2003 are as follows (in thousands):

Year ending—
December 31, 2004	$842
December 31, 2005	768
December 31, 2006	776
December 31, 2007	800
December 31, 2008	825
Thereafter	2,390

Total minimum payments required	$6,401

The Company and the Banks have entered into employment agreements expiring at various dates through September 2005 with five senior officers providing for annual compensation aggregating approximately $608,000.

As of December 31, 2003, the Company had available $25,100,000 in lines of credit with financial institutions. Approximately $8,900,000 of these lines of credit are for variable rate borrowing. Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) may be on a fixed or variable rate basis. Of the $16.2 million line with the FHLB, $8.8 million in collateral of first mortgage, single family residences has been pledged, enabling borrowing availability of $7.5 million (85% of pledged collateral).

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 8—RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. The Company made contributions to the Plan in the amounts of $93,000, $40,000 and $10,000 during 2003, 2002 and 2001. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

NOTE 9—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 2003 is as follows (in thousands):

Loan balances at December 31, 2002	$3,347
New loans	6,927
Repayments	(247)

Loan balances at December 31, 2003	$10,027

The Banks also have accepted deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors. Such deposits amounted to approximately $15,039,000 at December 31, 2003 and $20,991,000 at December 31, 2002.

During 2002, the Company engaged Centuric LLC. (f/k/a MSMR) of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service, for which the Company paid approximately $135,000 in 2003 and $19,000 in 2002, primarily includes computer hardware and software, telephones, and disaster recovery.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC. Citizens Reserve, LLC is principally owned by several directors of the Company. Monthly lease payments as of December 31, 2003 were $59,000. Total rent charged to operations under this lease was $645,000 and $170,000 in 2003 and 2002, respectively, and $0 in 2001. The lease term expires in 2012. Commitments under this lease agreement are included in NOTE 7.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 10—STOCK OPTIONS

In 2000, the Company adopted the 1999 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 400,000 shares of authorized but unissued common stock. The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grants of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years, subject to earlier termination in the event the participant ceases to be an employee. The stock options vest ratably over a five-year period commencing one year from the date of grant, except as otherwise decided by the Board of Directors. The Plan will terminate on August 24, 2009.

At December 31, 2003, there were 88,201 additional shares available for grant under the Plan.

Stock option activity during the periods indicated is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 2000	98,500	$10.00
Granted	19,900	$10.00
Forfeited	(300)	$10.00

Balance December 31, 2001	118,100	$10.00
Granted	44,500	$10.00
Forfeited	(20,000)	$10.00

Balance December 31, 2002	142,600	$10.00
Granted	191,649	$10.50
Forfeited	(22,450)	$10.00

Balance December 31, 2003	311,799	$10.31

The following table summarizes information about the stock option outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Options Exercisable
$10.00-$10.15	259,850	7.9	87,000
$11.29	44,999	9.8	24,999
$14.74	6,450	10.0	—
$16.25	500	9.1	—

	311,799		111,999

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 0.67 shares of common stock (at an exercise price of $10.00 per share) for each initial share purchased by such organizers in the offering. The warrants will vest in equal increments of 20% commencing on the date of grant (August 24, 1999) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $10.00 per share beginning on the date of grant and expiring 10 years after the grant date. At December 31, 2003 warrants to purchase 191,856 common shares were outstanding.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 11—REGULATORY MATTERS

The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 2003, no amount was available for distribution to the Company as dividends without prior approval.

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

	Capital to risk- weighted assets
	Total	Tier 1	Tier 1 capital to average assets
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Company was considered well capitalized as of December 31, 2003 and 2002.

Management is not aware of any events or circumstances that have occurred since December 31, 2003 that would change the Company’s capital category.

At December 31 actual capital levels and minimum required levels were as follows (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total capital (to risk weighted assets)
Consolidated	$22,971	12.52%	$14,618	8.00%	$18,272	10.00%
Bank of Florida, N.A.	$12,778	10.07%	$10,155	8.00%	$12,694	10.00%
Bank of Florida	$6,557	11.66%	$4,497	8.00%	$5,621	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$21,402	11.66%	$7,309	4.00%	$10,963	6.00%
Bank of Florida, N.A.	$11,728	9.24%	$5,077	4.00%	$7,616	6.00%
Bank of Florida	$6,038	10.74%	$2,249	4.00%	$3,373	6.00%
Tier 1 capital (to average assets)
Consolidated	$21,402	10.32%	$8,786	4.00%	$10,983	5.00%
Bank of Florida, N.A.	$11,728	7.61%	$6,167	4.00%	$7,709	5.00%
Bank of Florida	$6,038	9.59%	$2,519	4.00%	$3,149	5.00%

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk weighted assets)
Consolidated	$15,911	16.33%	$7,795	8.00%	$9,745	10.00%
Bank of Florida, N.A.	$8,852	10.81%	$6,552	8.00%	$8,190	10.00%
Bank of Florida	$6,207	40.78%	$1,218	8.00%	$1,522	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$15,006	15.40%	$3,898	4.00%	$5,847	6.00%
Bank of Florida, N.A.	$8,076	9.86%	$3,278	4.00%	$4,914	6.00%
Bank of Florida	$6,077	39.93%	$609	4.00%	$913	6.00%
Tier 1 capital (to average assets)
Consolidated	$15,006	10.99%	$5,460	4.00%	$6,825	5.00%
Bank of Florida, N.A.	$8,076	7.05%	$4,582	4.00%	$5,728	5.00%
Bank of Florida	$6,077	29.58%	$822	4.00%	$1,027	5.00%

NOTE 12—OFF-BALANCE SHEET RISK

In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Banks’ balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Banks’ exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2003 and 2002, the Bank had commitments of approximately $44,509,000 and $16,661,000, respectively, for undisbursed portions of loans in process and unused portions of lines of credit. Commitments under standby letters of credit aggregated approximately $1,500,000 and $1,204,000 at December 31, 2003 and 2002, respectively.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 13—FAIR VALUES OF FINANCIAL INSTRUMENTS

The following tables present the estimates of fair value of financial instruments as of December 31(in thousands):

	2003
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$8,424	$8,424
Securities available for sale	8,072	8,072
Net loans	198,807	201,610
Other investments	739	739
Accrued interest receivable	788	788
Financial liabilities:
Deposits	201,154	202,436
Accrued interest payable	41	41

	2002
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$26,373	$26,373
Securities available for sale	6,664	6,664
Net loans	104,935	106,614
Other investments	461	461
Accrued interest receivable	474	474
Financial liabilities:
Deposits	129,327	130,948
Accrued interest payable	26	26

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

Other investments: The carrying value of Federal Home Loan Bank and Federal Reserve Bank Stock approximates its fair value since it is restricted stock and would only be sold to the Federal Home Loan Bank at cost.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

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

The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the bank’s long-term relationships with depositors and the benefit that results from low cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

NOTE 14—GENERAL OPERATING EXPENSES

The following amounts comprise general operating expenses for the years ended December 31 (in thousands):

	2003	2002	2001
Stationery and supplies	$175	$176	$57
Data processing	614	347	189
Professional and outside service fees	415	364	217
Advertising, marketing and public relations	127	179	57
Dues and subscriptions	64	62	39
Insurance	70	17	16
Meals and entertainment	120	106	59
Postage	97	69	31
Other	527	298	139

Totals	$2,209	$1,618	$804

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 15—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bancshares of Florida, Inc. (parent company only) as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands):

BALANCE SHEETS

	December 31
	2003	2002
Assets:
Investment in and indebtedness of subsidiaries, at equity	$20,205	$14,156
Cash and due from banks	658	592
Other assets	370	320

	$21,233	$15,068

Liabilities:
Accrued expenses and other liabilities	$13	$62
Stockholders’ equity:
Preferred stock	0	0
Common stock	31	21
Additional paid-in capital	29,634	20,661
Accumulated deficit	(8,389)	(5,680)
Accumulated other comprehensive (loss) income	(56)	4

TOTAL STOCKHOLDERS’ EQUITY	21,220	15,006

	$21,233	$15,068

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2003	2002	2001
Income:
Interest on investment securities and other	$0	$0	$18
Expenses:
Salaries and employee benefits	151	46	20
Occupancy	1	2	0
General operating	433	247	56

TOTAL EXPENSES	585	295	76

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET LOSS OF SUBSIDIARIES	(585)	(295)	(58)
Income taxes	0	0	0

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET LOSS OF SUBSIDIARIES	(585)	(295)	(58)
Equity in undistributed net loss of subsidiaries	(2,124)	(2,345)	(494)

NET LOSS	(2,709)	(2,640)	(552)
Accumulated deficit:
Beginning of year	(5,680)	(3,040)	(2,488)

End of year	$(8,389)	$(5,680)	$(3,040)

STATEMENTS OF CASH FLOWS

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,709)	$(2,640)	$(552)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiaries	2,124	2,345	494
Increase in other assets	(50)	(316)	(4)
(Decrease) increase in accrued expenses and other liabilities	(49)	(137)	200

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(684)	(748)	138

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(8,233)	(9,969)	0

NET CASH USED IN INVESTING ACTIVITIES	(8,233)	(9,969)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	8,983	9,120	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,983	9,120	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66	(1,597)	138
Cash and cash equivalents:
Beginning of year	592	2,189	2,051

End of year	$658	$592	$2,189

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 16—MERGER

On December 18, 2003, Bancshares of Florida, Inc. entered into an Agreement and Plan of Merger with Horizon Financial Corp., the parent of an $87.4-million-asset federal savings bank based in Pembroke Pines, Florida, whereby Bancshares of Florida, Inc. will acquire all the outstanding shares of Horizon Financial Corp. in a stock-for-stock exchange of shares. The transaction, approved by the Boards of Directors of both companies, requires regulatory approval and approval of Horizon Financial Corp.’s shareholders. Bancshares of Florida, Inc.’s shareholders must approve the issuance of the stock comprising the merger consideration. Bancshares of Florida, Inc. anticipates closing the transaction by the end of the second quarter of 2004.

The agreement calls for a tax-free exchange of Bancshares of Florida, Inc. common stock for Horizon Financial Corp. common stock at a fixed exchange, subject to the average closing price of Bancshares of Florida, Inc. common stock. The per share merger consideration will be one share of Bancshares of Florida, Inc. common stock for each share of Horizon Financial Corp. common stock, if Bancshares of Florida, Inc.’s average closing price is between $11.00 and $16.00 per share for the 20 days preceding the closing. If the average closing price is greater than $16.00, the exchange would be adjusted to be equal to $16.00 per share divided by the average closing price, or less than one-for-one. If the average closing price is less than $11.00, Bancshares of Florida, Inc. will have the option to adjust the exchange rate by increasing the share consideration. Bancshares of Florida, Inc. anticipates issuing 749,683 shares, assuming Bancshares of Florida, Inc.’s average closing price is between $11.00 and $16.00 per share.

Based on the closing price of Bancshares of Florida, Inc. common stock on December 17, 2003 of $14.00 per share, the merger consideration would equal approximately $11.0 million.

NOTE 17—SEGMENT INFORMATION

Segment information for the Company as of and for the years ended December 31, 2003 and 2002 is as shown below. Other(*) includes consolidating eliminating entries and activity at the holding company level. The four business segments are comprised of the following: Bank of Florida, N.A. commenced operations in August 1999, based in Naples, Florida; Bank of Florida commenced operations in July 2002, based in Fort Lauderdale, Florida; Florida Trust Company commenced operations in August 2000, based in Naples, Florida; and Bancshares of Florida, Inc., incorporated in September 1998, serves as a holding company for Bank of Florida, N.A., Bank of Florida and Florida Trust Company. During 2001, there was a single business segment comprised of Bank of Florida, N.A., of which Florida Trust Company was a subsidiary.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other (*)	Bancshares of Florida Consolidated
For the Year Ended:
	(In thousands)

December 31, 2003
Net interest income	$4,288	1,233	57	—	5,578
Non-interest income	698	145	492	—	1,335
Provision for loan losses	445	388	—	—	833
Non-interest expense(a)	4,813	2,530	861	585	8,789

Net loss	$(272)	(1,540)	(312)	(585)	(2,709)

End of year assets	$161,697	63,462	2,558	(5,107)	222,610

December 31, 2002
Net interest income	$3,253	193	—	—	3,446
Non-interest income	485	26	297	—	808
Provision for loan losses	357	130	—	—	487
Non-interest expense(b)	3,692	1,731	689	295	6,407

Net loss	$(311)	(1,643)	(391)	(295)	(2,640)

End of year assets	$119,695	27,398	164	(3,398)	144,535

(a) Includes depreciation of	393	160	75	25	653
(b) Includes depreciation of	269	60	49	8	386

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bancshares of Florida did not have any disagreements with accountants on accounting and financial disclosures during 2002 or 2003.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bancshares of Florida maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancshares of Florida files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida concluded that Bancshares of Florida’s disclosure controls and procedures were adequate for the above described purpose.

(b) Changes in Internal Controls

Bancshares of Florida made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to the business experience and age of each director is set forth below. Also included is information related to our non-director executive officers.

DIRECTORS

Donald R. Barber, age 61, a director of Bancshares of Florida and Chairman of the Board of Bank of Florida, N.A., is the Vice Chairman of Boran Craig Barber Engel Construction Co., Inc. He is a graduate of the University of Florida and has served the construction industry in Naples for over 36 years. Mr. Barber has been twice recognized as “Builder of the Year” by Collier Building Industry Association, given the “Silver Beaver Award” by the Boy Scouts of America and is a Laureate of Junior Achievement’s Business Leadership Hall of Fame. In addition to his professional affiliations with Associated Builders and Contractors, Collier Building Industry Association and Urban Land Institute, Mr. Barber currently is a director of the Education foundation of Collier County, a director of the Philharmonic Center for the Arts and serves as Co-Chairman of the Building Committee at North Naples United Methodist Church.

Joe B. Cox, age 64, is a director of Bank of Florida, N.A.; Vice-Chairman of Bancshares of Florida; Chairman of the Board of FTC; and Partner of Cox & Nici, P.A., a law firm in Naples, Florida. Mr. Cox received a Juris Doctorate in Law degree from the University of Tulsa Law School. He received his L.L.M. in Estate Planning from the University of Miami. Mr. Cox is Board Certified by the Florida Bar in Estate Planning and Taxation. He is a Fellow of The American College of Trust & Estate Counsel. He is a member of the Collier County Bar Association, the Florida Bar Association, and the American Bar Association. Mr. Cox’s community activities include serving as Board Member of Naples Community Hospital Foundation, The Community School of Naples, and Moffitt Cancer Research Center. Mr. Cox has previously served as president to the following organizations: Collier County Heart Association, Forum Club, YMCA of Collier County Endowment Board, and Greater Naples Civic Association.

Earl L. Frye, age 75, Chairman of Bancshares of Florida and a director of Bank of Florida, N.A., is a realtor, developer and former banker who moved to Naples in 1962. He is President and Chief Executive Officer of Downing & Frye. Mr. Frye is a past President of the Naples Area Board of Realtors and Director of the Florida Association of Realtors, as well as past President of the Collier County Society of Real Estate Appraisers. His banking career began in 1968 when he served as a director of First National Bank and Trust Company of Collier County, which later merged with Southwest Florida Banks of Fort Myers. Southwest Florida Banks later merged with Sovran of Norfolk, Virginia, which became C&S Sovran. C&S Sovran then merged with NCNB of Charlotte. Mr. Frye served on all of the above parent boards and state boards, and was also Chairman of First National Bank of Collier County. After the merger of C&S Sovran and NCNB, which became NationsBank, Mr. Frye served on the Florida/Georgia Board of Directors and chaired the Trust Committee. He has also served as Trustee for Naples Community Hospital.

Stanley W. Hole, age 72, a director of Bancshares of Florida and Bank of Florida, N.A., is Chairman Emeritus of Hole, Montes & Associates, a Naples-based civil engineering firm of which Mr. Hole was President when he retired in 1997, after serving for 32 years. Mr. Hole has also served as the Chairman of the South Florida Water Management District, as Chairman of the Florida Keys Aqueduct Authority and as Chairman of the Regional Planning Council. His involvement in the community includes membership in several Boards of Directors, such as the American Heart Association, Chamber of Commerce, Economic Development Council, Collier County Education Foundation and the City of Naples Planning Advisory Board. He is on the Board of Naples Community Hospital and on the Executive Committee, the Bio Ethics Committee and chairs the Building Committee. Mr. Hole received his undergraduate degree from the University of Miami.

Wayne Huizenga, Jr., 41, is a director of Bank of Florida and a director for Bancshares of Florida. He is President of Huizenga Holdings, Inc., an investment and management company located in Fort Lauderdale, Florida. Mr. Huizenga received his B.S. from the University of Tampa in Tampa, Florida in 1985. He formed Waco Courier Services, Inc., a ground courier company, which was eventually sold to Courier Dispatch Company. Mr. Huizenga also founded Royalty Yogurt, a frozen yogurt chain which was subsequently sold to TCBY Yogurt Company. Mr. Huizenga has also worked at Blockbuster Entertainment Corporation and has served as President of Blue Ribbon Water Company.

John B. James, age 62, is a director of Bancshares of Florida; Bank of Florida; Bank of Florida, N.A.; and FTC. Mr. James has been Chief Executive Officer and President of Bank of Florida, N.A. since October 2001. Mr. James retired from NationsBank (now Bank of America) on December 31, 1997, after 30 years in banking. Prior to his retirement, Mr. James served as President of the C&S Hillsborough County Bank. Mr. James has been involved in many civic activities, including Collier County Educational Foundation Board and the Economic Development Council of Collier County, and has participated in the Leadership Lee and Leadership Southwest Florida Programs. Mr. James received his B.S. degree in 1967 from Florida State University.

LaVonne Johnson, age 71, a director of Bancshares of Florida and Bank of Florida, N.A., is a retired Planner and Project Director for Allegheny County, Pennsylvania. She and her husband maintain residences in both Pittsburgh, Pennsylvania and Marco Island, Florida. Mrs. Johnson is a member of the Art League of Marco Island and the Association of University Women, and serves as a Certified Tutor through the literacy program of the Collier County Library system. Mrs. Johnson has served in various elected capacities in Minnesota, including a member of the Board of Education, County Chairwoman of a political party and delegate to a National Political Convention. Mrs. Johnson received a B.A. degree in Political Science and Sociology from the University of Pennsylvania and also received an M.B.A. degree from the University of Pennsylvania.

Luc C. Mazzini, DDS, age 49, a director of Bancshares of Florida and Bank of Florida, N.A., is a licensed dentist in both Florida and Texas and has been practicing General Dentistry for 18 years. His areas of specialty are cosmetic and implant dentistry. Dr. Mazzini has maintained an active dental practice in Collier County since 1990. Dr. Mazzini has also enjoyed memberships in several professional organizations, including the American Dental Association, Florida Dental Association and Collier County Dental Association. Dr. Mazzini received a B.S. degree form the University of Texas and a D.D.S. from Baylor College of Dentistry.

Michael L. McMullan, age 49, has served as a director, President and CEO of Bancshares of Florida, Inc. since its inception in 1998. He also currently serves as director and CEO of FTC; a director of Bank of Florida, N.A.; and a director of Bank of Florida. Mr. McMullan began his career in banking in 1976, completing the Management Trainee Program at First Tennessee National Bank, Memphis. He became President of The Mississippi Bank, Canton Division in 1981. Subsequently, he managed the retail banking division of The Mississippi Bank from 1982 to 1983. He became President of First Mississippi National Bank, Jackson Division in 1983. In 1984, he accepted the position of Executive Vice President and Manager of the Lending Division at Republic Bank of South Austin, Texas. In 1990, Mr. McMullan became the Commercial Banking Executive for C & S Bank of Florida’s Jacksonville bank. He was transferred to Naples in 1991, where he was named Chief Operating Officer of C & S Bank of Florida’s Collier County Bank. Subsequent to the merger with NCNB, he was named Senior Banking Executive and Commercial Banking Manager of NationsBank, Collier County. In 1993, he accepted the position of Commercial Banking Executive for NationsBank’s Broward County Division and subsequently managed the Broward County and Palm Beach divisions and was the Florida Market Manager for NationsBank’s Financial Strategies Group. His last position with NationsBank, now Bank of America, was that of Manager of the Economic Development Office for the State of Florida. He has served on the board of directors of the United Way of Jackson, Mississippi and Broward County, Florida; the Boys and Girls Club of Broward County; the Advisory Board of the Economic Development Councils in Collier County and Broward County; and the Board and Executive Committees of Boy Scouts of America, Central Texas and Central Mississippi regions. He presently serves on the Boards of Broward Workshop and Florida Bankers Association. Mr. McMullan received a BBS from the Chair of Banking at the University of Mississippi in 1976, and in 1979 received an MBA in Finance and Monetary Policy from Columbia University, New York.

Harry K. Moon, M.D., age 54, is a director of Bancshares of Florida;, Bank of Florida and FTC. Dr. Moon also serves as the Chairman of the Board for Bank of Florida. He is a plastic and reconstructive surgeon, and author of numerous papers, book chapters and physician education videocassettes. He is President of Himmarshee Surgical Partners, a private medical practice. Until December 2002, he was President and Chairman of Cleveland Clinic Florida Foundation. Prior to that appointment, Dr. Moon was Chief Executive Officer of Cleveland Clinic Florida beginning in October 1997 and, prior to that, Chief of Staff from 1990. Dr. Moon conceived of and developed Cleveland Clinic Florida Naples, now an integral part of Cleveland Clinic Florida and helped Cleveland Clinic Florida become an international healthcare resource. Dr. Moon serves as a Board member of numerous civic organizations. In 1996, the Juvenile Diabetes Foundation recognized Dr. Moon as Father of the Year and during the same year, he was appointed by former Governor Lawton Chiles as a Resident Member of the Florida Council of 100. In early 2000, Dr. Moon was named the recipient of the Physician Business Leadership Award, a peer-directed award given by Florida Medical Business Magazine recognizing individual sectors of the healthcare industry. Most recently, Governor Jeb Bush appointed Dr. Moon to Florida Gulf Coast University’s Board of Trustees.

Michael T. Putziger, age 57, a director of Bancshares of Florida and Bank of Florida, N.A., is a partner in the law firm of Murtha, Cullina, LLP. He has served on the firm’s Board of Directors since its inception and has been on the management committee of the firm since 1974. He has represented banks and bank holding companies in general corporate matters. Mr. Putziger is Chairman of the Board of Directors of First Community Bank, Woodstock, Vermont. He serves as Director of DSCI Corporation. Mr. Putziger has served as a Director of First Bank in Chelmsford, Massachusetts, Shawmut Arlington Trust Company in Lawrence, Massachusetts, The Hibernia Savings Bank and Emerald Isle Bancorp in Quincy, Massachusetts and other northeastern located financial institutions. He received his B.A. from Syracuse University and his J.D. from Boston University.

Richard Rochon, age 46, is a director of Bancshares of Florida. Mr. Rochon serves as Chairman and CEO of Royal Palm Capital Partners, a private investment and management fund. He also serves as Vice Chairman of Boca Resorts, Inc., located in Fort Lauderdale, Florida. The company owns and manages luxury resort properties including the Boca Raton Resort and Club, the Registry Resort, the Edgewater Beach Hotel, the Naples Grand Golf Club in Naples, Florida, and the Pier 66 and Bahia Mar in Fort Lauderdale. He also serves as a director of Huizenga Holdings, Inc., a highly diversified company with investments in such organizations as Miami Dolphins, Pro Player Stadium, Auto Nation, Inc. and Boca Resorts, Inc. Mr. Rochon also serves on the Boards of Century Business Services, Inc., Make-A-Wish Foundation of South Florida, Inc. and North Broward Preparatory School & Lighthouse Point Academy.

Ramon A. Rodriguez, age 58, is a director of Bancshares of Florida and Bank of Florida. Mr. Rodriguez is President and CEO of Madsen, Sapp, Mena, Rodriguez & Co., a public accounting firm located in Fort Lauderdale, Florida. He received his undergraduate degree with a major in Accounting in 1971 from Florida Atlantic University in Boca Raton, Florida. In 1983, he completed the Owner’s and President’s Management Program at Harvard Business School in Cambridge, Massachusetts. He is a former President of the Florida Institute of Certified Public Accountants. Mr. Rodriguez is an active Board member of a number of civic organizations, including the United Way, Boys and Girls Club, Make-A-Wish Foundation and Florida Atlantic University Foundation. Mr. Rodriguez was previously a member of the Board of Directors of Barnett Bank of Broward County. He is an owner of DME Corporation, a manufacturing company located in Fort Lauderdale and also serves on the Board of Directors of Republic Services, Inc., a New York Stock Exchange listed company.

Polly M. Rogers, age 65, is a director of Bancshares of Florida and the Vice Chairman of Bank of Florida, N.A. Until January 2002, she served as President of Bank of Florida, N.A. She resigned in May 2002, as an active bank officer. Prior to being an organizer with Bank of Florida, N.A., Mrs. Rogers was an organizer of Gulf Coast National Bank. Mrs. Rogers served as President and as a director of Gulf Coast until July 1996. From 1986 to 1994, Mrs. Rogers served as an Executive Vice President of Citizens National Bank of Naples until the bank merged with AmSouth Bancorporation. Mrs. Rogers is very involved in the community and has served on numerous charitable boards and locally sponsored organizations. She is a member of Royal Poinciano Golf Club and an active member of the First Baptist Church of Naples.

Terry W. Stiles, 56, is a director of Bank of Florida and a director for Bancshares of Florida. He is Chairman and Chief Executive Officer of Stiles Corporation, a multi-million dollar, full-service real estate development company. Mr. Stiles assumed leadership of the Fort Lauderdale-based company in 1971 and under his direction, Stiles Corporation has expanded from a primarily residential construction firm to a full-service commercial real estate development company with established regional offices in Atlanta, Nashville, Charlotte and Fort Myers, Florida. Mr. Stiles is actively involved in his community. In 1999, the City of Fort Lauderdale elected him “Citizen of the Year”. He was designated “1995 Leader of the Year” by Leadership Broward Foundation, and was selected by the United Way as a “community hero” to carry the torch in the 1996 Olympic cross-country relay. Mr. Stiles has also received numerous awards and honors from his professional affiliations, including the NAIOP (National Association of Industrial Office Properties) National Developer of the Year in 2000. Mr. Stiles was the National President of NAIOP in 1997-98. He is an active member of the Executive Committee of Broward Workshop and the Board of Directors of the Broward Alliance.

Bernard L. Turner, age 77, a director of Bancshares of Florida and Bank of Florida, N.A., is a businessman and developer who has been a resident of Naples for over 28 years. He currently serves as Chairman of the Board of the Florida Coastal School of Law, Jacksonville, Florida, which he co-founded in 1994. Mr. Turner has served as Trustee of the Collier County Economic Development Committee, was the founding Chairman of Creative Living, a non-profit corporation to provide housing for the needy elderly, and was appointed by former Florida Governor Bob Graham as a member of the State Board of Independent Colleges and Universities.

NON-DIRECTOR EXECUTIVE OFFICERS

Martin P. Mahan, age 51, is Chief Operating Officer and Executive Vice President of Bancshares of Florida and is President and Chief Executive Officer of Bank of Florida. From 2001 until he joined Bank of Florida in September 2002, he was Executive Vice President of ARGO Data Resource Corporation, Dallas, Texas. From 1998 to 1999, he was the Regional Executive – Florida and from 1999 to 2001, he was Executive Vice President with Huntington Bankshares, Inc. in Columbus, Ohio. From 1995 to 1998, he was Executive Vice President/Retail Banking of Barnett Banks in Jacksonville, Florida. Mr. Mahan is a 1973 graduate of the University of Iowa, Iowa City, with a B.S. degree in finance.

Craig D. Sherman, age 46, is Chief Loan Officer for Bancshares of Florida. Until 2003, Mr. Sherman was also Executive Vice President and Senior Lender for Bank of Florida, N.A. Mr. Sherman has over 22 years of banking experience, all of which is in the lending area. Prior to joining Bank of Florida, N.A. in 1999, Mr. Sherman served as Senior Vice President and subsequently as Vice President and Commercial Team Leader for SouthTrust in Naples, Florida. Mr. Sherman is a 1979 graduate of Florida State University with a B.S. degree in finance.

David G. Wallace, age 59, became Executive Vice President and Chief Financial Officer of Bancshares of Florida in 2004. From 1988 to 2003, he served as Executive Vice President and Chief Financial Officer of Community Bank System, Inc., based in DeWitt, New York, which at the time of his retirement was a $3.4 billion asset, New York Stock Exchange listed, 116 branch commercial bank holding company. Mr. Wallace earned a Master of Business Administration Degree in Finance and Quantitative Methods from The Amos Tuck School at Dartmouth College in 1968 and a Bachelor of Arts Degree in Economics from Brown University in 1966.

Thomas M. Whelan, age 54, was Chief Financial Officer of Bancshares of Florida until January 2004 and Executive Vice President and Chief Financial Officer of Bank of Florida, N.A. until February 2004. Mr. Whelan has over 30 years of banking experience. In 1996, his family relocated to Southwest Florida where he has joined Hendry County Bank as Vice President and Cashier. In May 1997, he was named President and Chief Executive Officer. Following the acquisition of Hendry County Bank by Florida Community Bank in February 1998, he served as Executive Vice President in charge of finance, operations and branch administration, until joining Bancshares of Florida in April 1999. Mr. Whelan received his Bachelor of Arts degree in business and management from Ohio Northern University in 1971. He is a 1982 honors graduate of the BAI School in Banking at the University of Wisconsin.

AUDIT COMMITTEE

The members of Bancshares of Florida’s Audit Committee are: Donald R. Barber, Joe B. Cox, Stanley Hole, LaVonne Johnson and Ramon A. Rodriguez (Chairman).

The Board of Directors believes that the members of the Audit Committee are all “independent Directors’ under Rule 4200(A) (15) of the National Association of Securities Dealers’ listing standards in that they have no relationships that would impair their abilities to objectively and impartially execute their duties.

The Audit Committee has determined that Ramon A. Rodriguez has the requisite financial expertise to qualify as an “audit committee financial expert” as defined by SEC Rules. The Board has determined that Mr. Rodriguez has the specific accounting and auditing experience to so qualify.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. During 2003, certain of our directors and executive officers who own our stock filed Form 3s or Form 4s with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. Based solely on the review of copies of the filings we have received or written representations from such reporting persons, it is our belief that during 2003, all such filings by our officers, directors or 10% shareholders were made timely.

CODE OF ETHICS

Bancshares of Florida has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is posted on our website at www.bankofflorida.com and a copy will be provided free of charge, upon request to Arlette Yassa, Corporate Secretary, 110 E. Broward Boulevard, Suite 100, Ft. Lauderdale, Florida 33301, (954) 653-2000.

ITEM 10.	EXECUTIVE COMPENSATION

Our executive compensation program is designed to:

☐	attract and retain qualified management;

☐	meet short-term financial goals; and

☐	enhance long-term shareholder value.

We strive to pay each executive officer the base salary that would be paid on the open market for a fully qualified officer in that position. The Boards of Directors determine the level of base salary and any incentive bonus for our Chief Executive Officer and other officers based upon competitive norms, derived from annual surveys published by several independent banking institutes and private companies specializing in analysis of financial institutions. Such surveys provide information regarding compensation of financial institution officers and employees based on the size and geographic location of the financial institution and serve as a benchmark for determining executive salaries. Actual salary changes and discretionary bonus awards are based upon the Boards of Directors’ evaluation of our overall performance, the officer’s responsibilities and the officer’s individual job performance. In the fiscal year ending December 31, 2003, bonuses were paid based on executives’ achievements in helping us and our subsidiaries grow and in attaining other corporate goals.

BOARD COMMITTEE INTERLOCKS AND INSDIER PARTICIPATION IN COMPENSATION DECISIONS

The Presidents and Chief Executive Officers of Bancshares of Florida and each of our subsidiaries also serve on the Board of those entities. Each individual participated in the Boards’ deliberations regarding executive compensation, but not regarding their own compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information regarding our President and Chief Executive Officer, and our four other most highly compensated executive officers whose aggregate compensation exceeded $100,000 in 2003.

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Stock Options (3)
Michael L. McMullan President and Chief Executive Officer of Bancshares of Florida	2003 2002 2001	$187,500 156,950 142,921	$20,000 80,000 0	$30,900 36,184 13,062	10,000 30,000 2,500

Martin P. Mahan Chief Operating Officer of Bancshares of Florida, and President and Chief Executive Officer of Bank of Florida	2003 2002	$172,500 65,998	$15,000 50,000	$15,600 2,600	10,000 22,000

John B. James President and Chief Executive Officer of Bank of Florida, N.A.	2003 2002 2001	$155,000 147,800 12,317	$5,000 0 0	$15,940 8,936 0	— 20,000 —

Craig D. Sherman Chief Loan Officer of Bancshares of Florida	2003 2002 2001	$132,500 114,083 108,273	$7,500 0 0	$7,200 7,800 7,800	— — —

Julie W. Husler President and Chief Executive Officer of FTC	2003 2002 2001	$127,000 105,844 111,239	$0 0 0	$6,000 0 0	— 8,000 —

Explanation of Columns:

(1)	Annual Cash Bonus Award – Annual incentive awards, which were paid during the year or immediately following the year indicated.
(2)	Other Annual Compensation – All additional forms of cash and non-cash compensation paid, awarded or earned, including automobile allowances and club membership costs.
(3)	Stock Options – Grants of stock options made under Bancshares of Florida’s 1999 Stock Option Plan.

In 2003, the following stock options were granted to the five executive officers listed in the above summary compensation table.

OPTION GRANTS IN 2003

Name	Number of Shares Subject to Options Granted	Percent of Total Options Granted to Employees in 2003	Exercise Price	Expiration Date

Michael L. McMullan	10,000	22.25%	$11.29	10/21/13

Martin P. Mahan	10,000	22.25%	$11.29	10/21/13

John B. James	—	—	—	—

Craig D. Sherman	—	—	—	—

Julie W. Husler	—	—	—	—

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

As of December 31, 2003, to the best of our knowledge, no shareholder owned 5% or more of the outstanding Bancshares of Florida common stock.

(b) Security Ownership of Management

The following table contains information regarding the current beneficial ownership of our common stock of each director nominee, continuing director and non-director executive officer as of the record date. The number and percentage of shares held by each person reflects the number of shares that person currently owns, plus the number of shares that person has the right to acquire through the exercise of stock options or warrants which are exercisable within the next 60 days.

Name	Number of Shares Owned(1)	Right to Acquire(2)	% of Beneficial Ownership(3)
Donald R. Barber	25,000	3,073	1.00%
Joe B. Cox	28,530	17,256	1.48
Earl L. Frye	23,530	16,756	1.30
Stanley W. Hole	14,760	9,664	0.79
H. Wayne Huizenga, Jr.	25,000	5,475	0.99
John B. James	23,730	18,633	1.37
LaVonne Johnson	149,504	16,481	5.36
Martin P. Mahan	1,000	6,500	0.02
Luc C. Mazzini, DDS	40,000	15,427	1.79
Michael L. McMullan	10,000	38,500	1.56
Harry K. Moon, MD	10,052	6,655	0.54
Michael T. Putziger	68,000	2,449	2.29
Richard Rochon	10,000	5,829	0.51
Ramon A. Rodriguez	11,000	7,903	0.61
Polly M. Rogers	23,530	14,507	1.23
Craig D. Sherman	1,000	20,000	0.68
Terry W. Stiles	23,000	5,949	0.94
Bernard L. Turner	49,530	15,457	2.10
David G. Wallace (4)	—	20,000	0.65
Thomas M. Whelan (5)	1,000	—	0.03

All Directors and Executive Officers as a Group (18 individuals)	538,166	246,514	23.59%

(Footnotes to follow this page)

(1)	Includes shares for which the named person:
•	has sole voting and investment power;
•	has shared voting and investment power with a spouse, or
•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Includes shares that may be acquired by exercising stock options and/or warrants exercisable within 60 days of the record date.
(3)	The determination of “beneficial ownership” of our common stock is based upon Rule 13d-3 under the Securities Exchange Act of 1934, which provides that shares will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares.
(4)	Mr. Wallace became Chief Financial Officer in February 2004.
(5)	Mr. Whelan resigned as Chief Financial Officer in February 2004.

(c) Changes in Control

As of December 31, 2003, Bancshares of Florida was not aware of any arrangements that may result in a change in control of Bancshares of Florida.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects the number of shares to be issued upon the exercised options granted under Bancshares of Florida’s 1999 Stock Option Program, the weighted-average exercise price of all such options, and the total number of shares of common stock reserved for issuance upon the exercise of authorized, but not-yet-granted options, as of December 31, 2003.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	# of Equity Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	311,799	$10.30	88,201
Equity Compensation Plans Not Approved by Security Holders	191,856	$10.00	0

Total	503,655	$10.19	88,201

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time-to-time, we make loans to our executive officers and directors in accordance with our usual loan approval criteria. We made all such loans on substantially the same terms, including interest rates and collateral, as loans we make to unaffiliated parties. As of December 31, 2003, the aggregate balance of all such loans was approximately $10.0 million, or 5.0% of gross loans and 5.0% of total deposits.

In connection with the effort to organize Bank of Florida, our Board of Directors asked Mr. McMullan to relocate to Fort Lauderdale to oversee the organizing efforts and to serve as President and Chief Executive Officer of Bank of Florida. To help Mr. McMullan and Bancshares of Florida, we have leased Mr. McMullan’s personal residence in Naples, Florida on a month-to-month basis. The monthly lease payment is $3,500. The lease permits us to sublease the property, which we have done.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-QSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. The exhibits which are denominated by a (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003.

Exhibit Number	Description of Exhibit

a.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002

b.4.1	Specimen Common Stock Certificate

b.4.3	Form of Stock Purchase Warrant – 1999 Offering

e.4.4	Form of Stock Purchase Warrant – 2002 Offering

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999

f.10.1.2	Amendment to employment Agreement of Michael L. McMullan dated July 30, 2001

f.10.1.3	Amendment to employment Agreement of Michael L. McMullan dated August 30, 2002

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

d.10.7.	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan dated as of July 30, 2001

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002

h.10.12	Employee Severance Agreement of Terry E. Best, dated as of March 31, 2003

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003

14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 – President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 Under the Securities Exchange Act of 1934 – President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 Under the Securities Exchange Act of 1934 – Chief Financial Officer

(b) Reports on Form 8-K

In the fiscal quarter ended December 31, 2003, Bancshares of Florida filed the following Form 8-Ks:

Date	Subject

October 31, 2003	Financial Results for the quarter ended September 30, 2003

December 22, 2003	Execution of a definitive agreement to acquire Horizon Financial Corp.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees.

Audit Fees. The aggregate fees billed for professional services by KPMG, LLP in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company’s quarterly filings with the Securities and Exchange Commission for the fiscal year ended December 31, 2003, were $67,000. The aggregate fees billed for professional services by Hill, Barth & King, LLC in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company’s quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2003 and 2002, were $13,200 and $71,800, respectively.

Audit-Related Fees: In 2003, KPMG, LLP also billed Bancshares of Florida approximately $8,500 for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees.

Tax Fees: In 2003, KPMG, LLP also billed Bancshares of Florida $12,500 for tax compliance and advice, including the preparation of Bancshares of Florida’s corporate tax returns. In 2003 and 2002, Hill, Barth & King, LLC also billed Bancshares of Florida $20,000 and $62,900, respectively, for tax compliance and advice, including the preparation of Bancshares of Florida’s corporate tax returns.

In all instances, KPMG, LLP’s or Hill, Barth & King, LLC’s performance of those services were pre-approved by Bancshares of Florida’s Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Date: April 14, 2004	By:	/s/ Michael L. McMullan

Michael L. McMullan Chief Executive Officer

Date: April 14, 2004	By:	/s/ David G. Wallace

David G. Wallace Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
/s/ Michael L. McMullan	President, Chief Executive Officer, Director	April 15, 2004

Michael L. McMullan

/s/ Donald R. Barber	Director	April 15, 2004

Donald R. Barber

/s/ Joe B. Cox	Director	April 15, 2004

Joe B. Cox

/s/ Earl L. Frye	Chairman and Director	April 15, 2004

Earl L. Frye

/s/ Stanley W. Hole	Director	April 15, 2004

Stanley W. Hole

/s/ H. Wayne Huizenga, Jr.	Director	April 15, 2004

H. Wayne Huizenga, Jr.

/s/ John B. James	Director	April 15, 2004

John B. James

/s/ LaVonne Johnson	Director	April 15, 2004

LaVonne Johnson

/s/ Luc C. Mazzini, DDS	Director	April 15, 2004

Luc C. Mazzini, DDS

/s/ Harry K. Moon, MD	Director	April 15, 2004

Harry K. Moon, MD

/s/ Michael T. Putziger	Director	April 15, 2004

Michael T. Putziger

/s/ Richard Rochon	Director	April 15, 2004

Richard Rochon

/s/ Ramon A. Rodriguez	Director	April 15, 2004

Ramon A. Rodriguez

/s/ Polly M. Rogers	Director	April 15, 2004

Polly M. Rogers

/s/ Terry W. Stiles	Director	April 15, 2004

Terry W. Stiles

/s/ Benard L. Turner	Director	April 15, 2004

Benard L. Turner