Form 10QSB
period 2004-03-31
BANCSHARES OF FLORIDA INC
filed 2004-05-17
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2004: 3,094,199 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b2). 2)    Yes  ☐    No  ☒

PART I. Financial Information

As of May 17, 2004, Bancshares of Florida, Inc’s independent public accountants had not completed their SAS 100 review of this form 10-QSB. This form 10-QSB is being filed prior to their review being completed. Bancshares of Florida, Inc. will file an amended Form 10-QSB when that review is completed.

Item 1. Financial Statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(In Thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$27,963	$8,299
Interest bearing deposits in other banks	47	46
Federal funds sold	—	79

TOTAL CASH AND CASH EQUIVALENTS	28,010	8,424

Securities available for sale, at fair value	7,388	8,072

Loans	239,458	200,490
Less:
Allowance for loan losses	1,902	1,568
Unearned income and deferred loan fees	190	115

NET LOANS	237,366	198,807

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	783	739
Premises and equipment	5,674	4,724
Accrued interest receivable	802	788
Other assets	1,299	1,056

TOTAL ASSETS	$281,322	$222,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$252,857	$201,154
Other borrowings	3,300	—
Accrued interest payable	111	41
Accrued expenses and other liabilities	729	195

TOTAL LIABILITIES	256,997	201,390

Commitments

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3,400,000; 50,000 shares authorized, 34,000 shares issued and outstanding at March 31, 2004; no shares designated, authorized, issued or outstanding at December 31, 2003	3,400	—
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,094,199 and 3,079,199 shares issued and outstanding	31	31
Additional paid-in capital	29,784	29,634
Accumulated deficit	(8,900)	(8,389)
Accumulated other comprehensive income (loss), net of tax	10	(56)

TOTAL STOCKHOLDERS’ EQUITY	24,325	21,220

	$281,322	$222,610

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three-Months Ended March 31, 2004 and 2003

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,882	$1,644
Interest on securities available for sale	65	62
Interest on other interest bearing assets	6	85
Interest on federal funds sold	12	31

TOTAL INTEREST INCOME	2,965	1,822

INTEREST EXPENSE
Interest on deposits	988	821
Interest on other borrowings	2	—

TOTAL INTEREST EXPENSE	990	821

NET INTEREST INCOME	1,975	1,001

PROVISION FOR LOAN LOSSES	333	292

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,642	709

NONINTEREST INCOME
Mortgage banking	49	110
Trust fees	243	82
Service charges and fees	149	93

TOTAL NONINTEREST INCOME	441	285

NONINTEREST EXPENSES
Salaries and employee benefits	1,290	1,096
Occupancy expenses	363	346
Equipment rental, depreciation and maintenance	193	187
General operating	749	472

TOTAL NONINTEREST EXPENSES	2,595	2,102

LOSS BEFORE INCOME TAXES	(512)	(1,108)

INCOME TAXES	—	—

NET LOSS	$(512)	$(1,108)

LOSS PER SHARE (Basic and Diluted)	$(0.17)	$(0.43)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,079,364	2,549,199

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2004 and 2003

(In Thousands)

	(unaudited)
	Three-months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(512)	$(1,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	164
Provision for loan losses	333	292
Amortization of deferred loan fees and discounts	5	7
Amortization of investments, net	8	—
Increase in accrued interest receivable	(15)	(146)
Increase in other assets	114	(268)
Increase in accrued interest payable	70	12
Increase in accrued expenses and other liabilities	534	4

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	696	(1,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(38,896)	(17,047)
Proceeds from principal repayments on securities available for sale	743	—
Purchase of securities available for sale	—	(2,974)
Purchase of restricted securities	(44)	(181)
Purchase of premises and equipment	(1,109)	(42)
Acquisition cost of business	(357)	—

NET CASH USED IN INVESTING ACTIVITIES	(39,663)	(20,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	51,703	13,292
Increase in other borrowings	3,300	—
Net proceeds from issuance of Series A preferred stock	3,400	—
Net proceeds from issuance of common stock	150	9,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,553	22,592

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,586	1,305

CASH AND CASH EQUIVALENTS
Beginning of period	8,424	26,373

End of period	$28,010	$27,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$920	$808

Noncash Transactions:
Unrealized increase in fair value on securities available for sale	$66	$33

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1—Organization and Basis of Presentation

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

Basis of Presentation:

The unaudited interim condensed financial statements for the three months ended March 31, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. The unaudited condensed financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-KSB.

Stock-based Compensation:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 124, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, established accounting and disclosure requirement using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

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

The per share weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003 was $7.22 and $4.25 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	March 31, 2004	March 31, 2003
Expected dividend yield	0.00%	0.00%
Expected volatility	25.15%	0.00%
Risk free interest rate	3.33%	3.35%
Expected life	10 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	For the three months ended March 31,
	2004	2003
Net loss as reported	$(512)	$(1,108)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(13)

Proforma net loss	$(531)	$(1,121)

Basic and diluted net loss per share as reported	$(0.17)	$(0.43)
Basic and diluted proforma net loss per share	$(0.17)	$(0.44)

Comprehensive Loss:

The Company’s comprehensive loss for the three months ended March 31, 2004 and 2003 is presented below (in thousands):

	For the three months ended March 31,
	2004	2003
Net loss	$(512)	$(1,108)
Unrealized holding gains on securities available for sale, net of tax	66	22

Total comprehensive loss	$(446)	$(1,086)

New Accounting Pronouncements:

The Company has reviewed all new accounting pronouncements issued through March 31, 2004 and has determined that none of them would have a material impact on the consolidated financial condition or results of operations.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and applied the remainder of FIN 46R to its first quarter 2004 financial statements with no material effect.

Losses Per Common Share:

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2004 and 2003, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At March 31, 2004, there were 366,799 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation. At March 31, 2003, there were 228,350 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation.

Components used in computing loss per share for the three months ended March 31, 2004 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(512)	3,079,364	$(0.17)

Components used in computing loss per share for the three months ended March 31, 2003 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(1,108)	2,549,199	$(0.43)

NOTE 2—Segment Information

The Company has four reportable segments: Bank of Florida, N.A., based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., based in Naples, Florida, serving as a holding company for Bank of Florida, N.A., Bank of Florida and Florida Trust Company.

Measurement of Segment Profit or Loss and Segment Assets:

The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their management, marketing and distribution requirements.

The following presents financial information of reportable segments as of and for the three-month periods ended March 31, 2004 and 2003 and December 31, 2003. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated net of the latter eliminating entries.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Three - Month Period Ended:
March 31, 2004
Net interest income	$1,334	623	18	—	1,975
Noninterest income	163	35	243	—	441
Provision for loan losses	153	180	—	—	333
Noninterest expense	1,271	647	251	426	2,595

Net income (loss)	$73	(169)	10	(426)	(512)

End of period assets	$197,972	84,429	2,571	(3,650)	281,322

December 31, 2003
Net interest income	$1,280	488	31	—	1,799
Noninterest income	147	63	174	—	384
Provision for loan losses	113	138	—	—	251
Noninterest expense	1,235	655	228	197	2,315

Net income (loss)	$79	(242)	(23)	(197)	(383)

End of period assets	$161,697	63,462	2,558	(5,107)	222,610

March 31, 2003
Net interest income	$870	131	—	—	1,001
Noninterest income	181	22	82	—	285
Provision for loan losses	196	96	—	—	292
Noninterest expense	1,181	629	202	90	2,102

Net loss	$(326)	(572)	(120)	(90)	(1,108)

End of period assets	$128,554	36,775	2,763	(2,262)	165,830

NOTE 3—Option Agreement with Bank of Florida – Tampa Bay

The Company entered into an Option Agreement (the “Agreement”) on April 8, 2004 by and among Hillsborough Financial, Inc. (“Hillsborough”), the Company and undersigned proposed directors (the “Proposed Directors”) of Bank of Florida, Tampa Bay (the “Tampa Bank”). In consideration of the cancellation of the Stock Option Agreement dated as of August 14, 2003 between the Company and Hillsborough, and of the Proposed Directors assuming the initial economic and organizational responsibilities of chartering the Tampa Bank (with the Company continuing to provide organizational assistance); Hillsborough, the Company and the Proposed Directors agree to the following: (1) Cancellation of the Stock Option Agreement dated August 14, 2003; (2) The Proposed Directors shall establish an organizational account for the Tampa Bank with Bank of Florida, N.A. In consideration of the Proposed Directors making loans to the Tampa Bank and Hillsborough, the Proposed Directors shall have subscription rights to acquire a minimum of 150,000 and a maximum of 200,000 shares of Tampa Bank common stock at $10.00 per share to be issued immediately prior to the Tampa Bank opening for business; (3) From the date of the Agreement until the earlier of (i) ten business days before the Tampa Bank opens for business or (ii) November 30, 2004, the Company shall have the option to acquire from each Proposed Director all of each Proposed Directors’ Tampa Bank rights, upon the payment of $1.00 to each of the Proposed Directors; (4) Each proposed director shall have the right to purchase shares in Bancshares in the next public equity financing at a 10% discount of the maximum offering price; (5) Each Proposed Director will be awarded a warrant to purchase one share of the Company’s common stock for every two discounted shares purchased in (4) above. Twenty percent of the warrants issued to each Proposed Director will become exercisable on the date the Tampa Bank opens for business and twenty percent will become exercisable on each of the four succeeding anniversaries of the date the Tampa Bank opens for business; and (6) Should the Company’s option to acquire all of the Proposed Directors’ Tampa Bank rights, as described in (3) above, expire without the Company exercising such right, certain actions as defined in the Agreement shall occur.

NOTE 4—Stockholders’ Equity

During 2004, the Company authorized the issuance and sale of up to 50,000 shares of Series A Preferred Stock, par value $0.01, to only accredited investors. During March 2004, the Company issued 34,000 shares of the Series A Preferred Stock for consideration of $3,400,000 at an offering price of $100 per share.

The shares of Series A Preferred Stock have no voting rights, but have a liquidation value of $100 per share. Dividends are be payable on the first day of each quarter, payable in arrears. The dividends are payable at a quarterly rate of 0.02 shares of Series A Preferred Stock. The Company may redeem the shares of Series A Preferred Stock at its discretion at any time. The redemption price for the shares of Series A Preferred Stock is based on a declining premium scale, for which the redemption price is $105 per share in the first year following issuance and such redemption price decreases by $1.00 in each subsequent year.

NOTE 5—Merger

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

NOTE 6—Other Borrowings

At March 31, 2004, the Company had $3.3 million of overnight Federal Funds purchased with a rate of 1.62%.

NOTE 7—Loans

The following table sets forth the details of the loan portfolio at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Commercial loans	39,118	34,217
Real Estate loans	169,165	135,443
Loans of credit	20,106	20,748
Consumer loans	11,084	10,082

	239,473	200,490

At March 31, 2004, the Company had one loan in non-accrual past due with a balance of $65,000, up from a balance of $47,000 from two loans in non-accrual at December 31, 2003. At March 31, 2004 and December 31, 2003, the Company did not hold any loans that were classified as impaired.

The following table presents movement in the allowance for loan losses during the three months ended March 31, 2004 and 2003.

	March 31,
	2004	2003
Beginning balance	1,568	907
Provision for loan losses	333	292
Charge-offs	—	5
Recoveries	1	—

Ending balance	1,902	1,194

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

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida, N.A.) and Broward, Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the planned opening of a de novo bank in the Tampa Bay market in third quarter 2004, Hillsborough County will become another primary market area to be served on the southwest coast. The high population growth and income demographics of Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support the Company’s plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. On April 8, 2004, the Company received shareholder approval for its agreement to acquire Horizon Financial Corp., a $91 million-asset unitary savings and loan holding company located in Pemboke Pines, Florida, and the parent of Horizon Bank, FSB. The transaction is expected to close in June 2004, subject to regulatory approval, and the headquarters relocated to Boca Raton in Palm Beach Country, future strengthening the Company’s presence in that fast-growing and wealthy area.

10

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In management’s opinion, the Company’s critical accounting policies deal with the following area: The establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision and Allowance for Loan Losses” sections of this discussion and analysis.

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as with portions of this Management’s Discussion and Analysis section. Although management believes the levels of the allowance as of March 31, 2004, December 31, 2003 and 2002 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis of the financial condition and results of operations of the Company for each of the three months ended March 31, 2004 and 2003 and December 31, 2003 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003 AND THE THREE MONTHS ENDED DECEMBER 31, 2003

Management Summary

The Company reported a first quarter 2004 net loss of $512,000 or $0.17 per common share, a 54% and 60% improvement, respectively, from first quarter 2003’s results. Average shares outstanding in the quarter just ended exceeded one year earlier by 21% due to the Company’s February 10, 2003, initial public offering. Compared to fourth quarter 2003, the net loss increased by $129,000, while the loss per share rose by $0.05. First quarter 2004 contained an increase in outside professional expenses, accounting for approximately $86,000 or $0.03 per share of the loss.

Bancshares’ near-term achievements by subsidiary are highlighted below.

•	Bank of Florida, N.A. (Naples), with assets of $196 million as of March 31, 2004, achieved positive earnings for the third consecutive quarter: $84,000 versus a loss of $321,000 in first quarter 2003.

•	Bank of Florida (Ft. Lauderdale), with quarter-end assets of $83 million, reduced its loss by 69% to $180,000 versus $576,000 four quarters earlier. This level of performance was achieved after seven quarters of operation, reflective of the benefit of the infrastructure built to support the founding Naples bank.

•	Florida Trust Company produced the first positive earnings quarter in its history: $10,000 versus a loss of $120,000 in first quarter 2003. Assets under advisement reached $150 million, up $76 million or 102% compared to March 31, 2003. Florida Trust Company commenced operations in August, 2000.

•	Unallocated bank holding company expense was $426,000 for the quarter compared to $90,000 one year earlier. A significantly greater share of executive management’s efforts have been directed toward acquisitions, capital-raising activities, shareholder/investor relations, and overall risk management, with higher outside auditing, legal, and consulting fees. In addition, temporary accounting expense was incurred coincident with turnover of the two former senior officers in the finance and accounting function, which is being upgraded and expanded under the leadership of a new Chief Financial Officer. Compared to the norm in 2003, there were approximately $86,000 more in outside professional expenses in the first quarter, comprised of $40,000 in outside accounting expense, $29,000 in various additional legal fees, and $17,000 in increased shareholder and miscellaneous expenses.

In addition to its near-term accomplishments, the Company has been focused on preparing for the future growth anticipated from its Horizon Financial Corp. acquisition, which has received overwhelming approval from both sets of shareholders and is in the process of regulatory approval, as well as from its expansion into Boca Raton/Palm Beach County and the Tampa Bay area.

•	Horizon’s earnings in the first quarter were very favorable at $200,000, which included much of the cost savings we anticipated could be achieved in the projections we made last fall.

•	Loans in the Tampa Bay area generated by Bank of Florida, N.A.’s loan production office reached $21 million at March 31, after only six months of operation. Facilities and staffing of a stand-alone bank there are moving forward under the leadership of an investor group the Company has been working with for the past nine months.

•	Facilities and staffing are also in process for the new headquarters location in Boca Raton of the Horizon Financial acquisition, to be renamed Bank of Florida, Palm Beach. The mortgage banking activities of Horizon are expected to operate as a subsidiary of the Palm Beach County bank following consummation of the acquisition and serve as a conduit for the origination and sale of secondary market mortgages throughout the Company’s market areas.

•	Considerable attention is also being given to the Company’s operations and data processing functions. A new core processing provider has been identified. It is much more comprehensive and cost-effective than the current system, and conversion is underway on a phased basis over the next seven to eight months. Staff is being added in the centralized loan and deposit location in Naples to meet existing and future banks’ growth needs, and a new facility has been identified to house these activities more efficiently and at a lower unit cost.

Consummation of the Horizon acquisition and the above market expansion activities is expected to be in late second or early third quarter. On March 30, the Company completed a $3.4 million preferred stock offering to accredited investors, enabling the Company and its subsidiaries to retain their “well-capitalized” regulatory classification to support their rapid growth.

On May 11, 2004, the Company filed with the Securities and Exchange Commission for the sale of 1.250 million shares of common stock, including a 15% over-allotment option. This registration was withdrawn on May 13 because a form of accountants’ consents had not been issued at the time of the filing. The Company expects to re-file shortly and proceed with the offering. Depending on regulatory review, capital raising is expected to be completed in late June or early July, 2004.

Financial Condition

	AT MARCH 31,		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total assets	$281,322	165,830	115,492	69.6%
Cash and cash equivalents	28,010	27,678	332	1.2%
Interest-earning assets	247,676	153,544	94,132	61.3%
Investment securities	7,388	9,665	(2,277)	(23.6)%
Loans held for investment	239,458	122,913	116,545	94.8%
Allowance for loan losses	1,902	1,193	709	59.4%
Deposit accounts	252,857	142,623	110,234	77.3%
Stockholders’ equity	24,325	22,976	1,349	5.9%

Total shares outstanding	3,094,199	3,079,199	15,000	0.5%
Book value per share	6.76	7.46	(0.70)	(9.4)%

Allowance for loan losses to total loans	0.79%	0.97%	(0.18)%	(18.2)%
Allowance for loan losses to nonperforming loans	2928.52%	495.04%	2433.47%	491.6%
Nonperforming loans to total loans	0.03%	0.20%	(0.17)%	(86.2)%
Nonperforming assets to total assets	0.02%	0.15%	(0.12)%	(84.1)%

Leverage (Tier 1 to average total assets)	9.55%	14.32%	(4.77)%	(33.3)%
Assets under advisement – Florida Trust Company	$150,345	74,572	75,773	101.6%

	AT		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	MARCH 31, 2004	DECEMBER 31, 2003	$	%
Total assets	$281,322	222,610	58,712	26.4%
Cash and cash equivalents	28,010	8,424	19,586	232.5%
Interest-earning assets	247,676	209,426	38,250	18.3%
Investment securities	7,388	8,072	(684)	(8.5)%
Loans held for investment	239,458	200,490	38,968	19.4%
Allowance for loan losses	1,902	1,568	334	21.3%
Deposit accounts	252,857	201,154	51,703	25.7%
Stockholders’ equity	24,325	21,220	3,105	14.6%

Total shares outstanding	3,094,199	3,079,199	15,000	0.5%
Book value per share	6.76	6.89	(0.13)	(1.9)%

Allowance for loan losses to total loans	0.79%	0.78%	0.01%	1.6%
Allowance for loan losses to nonperforming loans	2928.52%	3336.84%	(408.32)%	(12.2)%
Nonperforming loans to total loans	0.03%	0.02%	—%	15.7%
Nonperforming assets to total assets	0.02%	0.02%	—%	9.3%

Leverage (Tier 1 to average total assets)	9.55%	10.23%	(0.68)%	(6.6)%
Assets under advisement – Florida Trust Company	$150,345	131,000	19,345	14.8%

Loan growth continued to be very strong at the Company during the quarter, with asset quality remaining superb. Deposit growth was good, and alternative sources of funding continued to be developed.

Loans in the Company’s combined banks rose by $117 million or 95% over the last twelve months to $239 million. In particular, exceptional loan growth continued in first quarter 2004, up a record $39 million since year-end 2003, exceeding the previous record growth in fourth quarter 2003 by $2 million. This was the third out of the last four quarters where loan growth was in excess of $20 million. Commercial loans, the bulk of which are secured by commercial real estate, increased to $186 million, up $106 million or 132% from March 31, 2003 and up $43 million or 30% from December 31, 2003. This category comprised 78% of loans outstanding at quarter end, compared to 12% consumer loans (the majority of which are home equity lines of credit), and 11% mortgage loans.

Asset quality continued to be extremely strong, with nonperforming loans remaining insignificant at $65,000 or 0.03% of quarter-end loans outstanding, with no net charge-offs for the quarter. In first quarter 2003, the nonperforming loan ratio was 0.20% and the net charge-off to average loans ratio was 0.02%; these ratios were 0.02% and 0.33%, respectively, in fourth quarter 2003. Loan loss provision expense rose by 14% compared to a year earlier and 33% over fourth quarter 2003, bringing the allowance for loan losses to $1.902 million or 0.79% of loans outstanding at March 31, 2004.

Earning assets increased $22 million less than loans during the last twelve months. The primary reason was a reduction in short-term investments, which were temporarily higher in first quarter 2003 due to the Company’s initial public offering completed in February 2003 and lower loan demand. In addition, investment securities decreased slightly due to paydowns and a sale in second quarter 2003. Earning asset growth approximated loan growth in first quarter 2004.

Nonearning assets, the bulk of which is comprised of cash and due from banks balances, increased $20 million during the first quarter and $21 million over the last 12 months. This reflects the impact of growth in deposit balances at quarter end, some of which were large customer deposits made on the last day of the month that were in the process of collection and thus not investable in money market instruments.

Deposits rose $110 million or 77% over the last twelve months to $253 million. Core deposits (excluding national market and jumbo CD’s) were $174 million at quarter end, $64 million or 59% higher than at March 31, 2003. National market CD’s comprised $30 million of growth in total deposits, amounting to $36 million at March 31, 2004. Jumbo CD’s were $43 million, a $16 million increase from one year earlier. Together, these latter two categories comprised 31% of total deposits at quarter end 2004 versus 23% at March 31, 2003. As a percent of total average deposits, average noninterest bearing funds rose to 15% compared to 12% in first quarter 2003, resulting from $17 million in growth to $34 million. This was double the level of the year earlier period as a result of the Company’s strategy to increase this valuable source of funding. Deposits rose a strong $52 million in first quarter 2004, of which growth in core deposits was $35 million.

Stockholders’ equity at $24.3 million increased $3.1 million compared to December 31, 2003. This change resulted from a $3.4 million preferred stock issuance to accredited investors on March 30, 2004, net of the loss for the period and minor changes in other capital accounts. This offering enabled the Company and its subsidiaries to retain their “well-capitalized” designation at quarter end. Over the last twelve months, stockholders’ equity has risen by $1.3 million or 6%.

Results of Operations

First Quarter 2004 Compared to First Quarter 2003

	FOR THE THREE MONTHS ENDED MARCH 31,		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total interest income	$2,965	1,822	1,143	62.7%
Total interest expense	990	821	169	20.6%

Net interest income before provision	1,975	1,001	974	97.3%
Provision for loan losses	333	292	41	14.0%

Net interest income after provision	1,642	709	933	131.6%
Non-interest income	441	285	156	54.7%
Non-interest expense	2,595	2,102	493	23.5%
Provision for income taxes	—	—	—	—

Net loss	(512)	(1,108)	596	53.8%

Basic loss per share	(0.17)	(0.43)	0.26	60.5%
Diluted loss per share	$(0.17)	(0.43)	0.26	60.5%
Weighted average shares used for diluted loss per share	3,079,364	2,549,199	530,165	20.8%

Top-line revenue	2,416	1,286	1,130	87.9%
Net interest margin	3.43%	2.87%	0.56%	19.5%
Efficiency ratio	107.41%	163.45%	(56.04)%	(34.3)%
Average equity to average assets	9.11%	14.31%	(5.20)%	(36.3)%
Average loans held for investment to average deposits	111.15%	80.50%	30.65%	38.1%
Net charge-offs to average loans	0.00%	0.02%	(0.02)%	(100.0)%

The primary reason for the $596,000 reduction in the first quarter 2004 loss compared to the same quarter last year is the $1.130 million (or 88%) increase in top-line revenue, less than half of which ($534,000) was offset by increased overhead (which rose 23%) and loan loss provision expense (up 14%). The Company considers top-line revenue to be useful in explaining financial performance. It is the sum of the Company’s lending or spread income business (interest income less interest expense) plus its fee income business (excluding net securities gains/losses), both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components.

Net interest income at $1.975 million, the largest component of top-line revenue, nearly doubled in the quarter compared to first quarter 2003, due both to higher average earning assets (up $90 million or 64%) and a 56 basis point increase in the net interest margin to 3.43%. The greater margin reflects an eight basis point drop in earning asset yield over the period compared to a 75 basis point decrease in the overall rate on interest-bearing liabilities consistent with falling capital market rates.

The small decrease in earning asset yield was caused by an increase in the mix of average loans to average earning assets to 94% from 78% in first quarter 2003, when short-term investments were temporarily higher due to funds from the Company’s secondary offering and soft loan demand. In addition, the overall cost of funds improved because of a greater mix of noninterest bearing deposits, which rose to 15% of total deposits on average for first quarter 2004, up three percentage points from one year earlier. This improvement in mix for both assets and liabilities explains nearly all of the increase in net interest income as measured by the volume variance in the rate/volume tables in the Average Balances and Rates section of this discussion. Moreover, the change in rates between the two periods had no impact on growth in net interest income.

Noninterest income, the other component of top-line revenue, rose $156,000 or 55% to $441,000, entirely due to increased fees from Florida Trust Company, which almost tripled to $243,000 owing to $74 million in growth of assets under advisement and sale of other services. While service charges and other fees rose $56,000 or 60%, reflective of growth in deposits, fees from the origination and sale of secondary market mortgages were reduced by an offsetting amount as refinancing and new purchase money mortgage activity slowed.

Higher noninterest expense, which reached $2.595 million, absorbed approximately 44% of the increase in top-line revenue. Of the $493,000 increase (up 23%) compared to first quarter 2003, over half of the change (or $269,000) was in general operating expense. This was comprised of higher data processing expense due to growth in the customer base as well as a wide variety of expenses related to holding company activities. These latter activities include acquisition work and consulting expense related to re-staffing and upgrading the Company’s finance and accounting function. Growth in personnel expense accounted for $194,000 of the noninterest expense increase, reflective of expanded lending, operations, and administrative staff to support the Company’s rapid growth. The balance of the rise in noninterest expenses is comprised of higher occupancy expense accompanying personnel growth. The overall 23% increase in noninterest expense can be compared to the 88% increase in top-line revenue and 64% increase in average earning assets in the first quarter compared to the same period last year.

Loan loss provision expense, as noted above, rose by $41,000 or 14% compared to four quarters earlier. This increase, which brought the allowance for loan losses to $1.902 million or 0.79% of loans outstanding at March 31, 2004, reflects management’s assessment of the adequacy of the allowance, including its relationship to nonperforming loans (which are covered by over 29 times) and a rapidly growing loan portfolio.

First Quarter 2004 Compared to Fourth Quarter 2003

	FOR THE THREE MONTHS ENDED		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	MARCH 31, 2004	DECEMBER 31, 2003	$	%
Total interest income	$2,965	2,662	303	11.4%
Total interest expense	990	863	127	14.7%

Net interest income before provision	1,975	1,799	176	9.8%
Provision for loan losses	333	251	82	32.7%

Net interest income after provision	1,642	1,548	94	6.1%
Non-interest income	441	384	57	14.8%
Non-interest expense	2,595	2,315	280	12.1%
Provision for income taxes	—	—	—	—

Net loss	(512)	(383)	(129)	(33.7)%

Basic loss per share	(0.17)	(0.12)	(0.05)	(41.7)%
Diluted loss per share	$(0.17)	(0.12)	(0.05)	(41.7)%
Weighted average shares used for diluted loss per share	3,079,364	3,079,199	165	—

Top-line revenue	2,416	2,183	233	10.7%
Net interest margin	3.43%	3.69%	(0.26)%	(7.0)%
Efficiency ratio	107.41%	106.05%	1.36%	1.3%
Average equity to average assets	9.11%	10.32%	(1.21)%	(11.7)%
Average loans held for investment to average deposits	111.15%	100.14%	11.01%	11.0%
Net charge-offs to average loans	0.00%	0.33%	(0.33)%	(100.0)%

The primary reason for the $129,000 greater loss in first quarter 2004 compared to fourth quarter 2003 is that the $233,000 increase in top-line revenue (up 11%) was more than absorbed by a $280,000 increase (up 12%) in noninterest expense and $82,000 more in loan loss provision expense. Overhead grew 8% or $194,000 before the impact of higher outside professional expenses.

The net interest income component of top-line revenue rose at a slower pace (up 10% or $176,000) than average earning asset growth (up nearly 20%), reflecting a 26 basis point decrease in the net interest margin to 3.43%. The decrease in the rate on interest-bearing funds fell seven basis points from fourth quarter 2003, largely due to an increased amount and mix of CDs and NOW/money market funds; virtually all lower cost borrowings were replaced by these increased balances, which have the longer term potential of building valuable customer relationships. In contrast to the relatively small decrease in funding rate, the earning asset yield fell 31 basis points, largely due to a 32 basis point decrease in loan yield. Much of the strong growth in loans since year end has been in variable rate loans, which presently carry a lower yield than fixed rate loans but which are in a better position to reprice upward in a rising rate environment. A portion of this loan growth has been in prime rate-based construction loans.

As shown by the rate/volume tables in the Average Balances and Rates section of this discussion, the increase in net interest income was solely due to increased balance sheet volumes. The change in earning asset and funding mix had a minor impact. The impact of a reduced interest rate spread between earning assets and funding rates absorbed approximately 41% of the improved net interest income due to higher volumes.

Noninterest income, the other component of top-line revenue, rose $57,000 or 15%, due to both higher fees from Florida Trust Company (up $68,000 on $19 million more in assets under advisement) and greater service charges and other fees (up $20,000). These increases were partially offset by less fees from the origination and sale of secondary market mortgages.

Higher noninterest expense, as noted above, more than offset the increase in top-line revenue. Greater compensation expense accounted for $168,000 of the $280,000 increase in noninterest expense. This reflects the full quarter’s impact of a new lending team added in Ft. Lauderdale, the addition of a new Chief Financial Officer at the holding company, and expanded staff in finance and operations to support the growth of the Company. The remaining increase in overhead represents higher general operating expense, which rose by $134,000, offset by $22,000 largely in reduced equipment-related expense.

The major items explaining the general expense increase compared to the fourth quarter include higher legal fees related to miscellaneous work and unconsummated acquisition work, greater accounting and audit fees due to the use of outside staff to compensate for turnover in the corporate finance department in Naples, and an increased accrual for Company proxy and annual meeting expense. It is estimated that approximately $86,000 or nearly $0.03 per share represents higher expense levels at the holding company compared to the norm in 2003.

Lastly, loan loss provision expense rose $82,000 or 33%, consistent with loan growth and recognizing the credit risks related to vigorous loan growth of 19% during the quarter. At March 31, 2004, the ratio of the loan loss allowance to loans outstanding was 0.79% compared to 0.78% at December 31, 2003 and 0.97% at March 31, 2003. As noted previously, there were no net charge-offs during the quarter compared to $150,000 in fourth quarter 2003 and $5,000 in first quarter 2003. The ratio of loan loss reserve to nonperforming loans was a significant 29 times, 33 times, and 5 times at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

The Company’s first quarter 2004 net loss before loan loss provision expense was $179,000, an increase of $47,000 or 36% over fourth quarter 2003. The Company considers this measurement an important indication of the size of its earnings stream (top-line revenue less noninterest expense) and its ability to absorb loan loss provisioning caused by rapid loan growth. Because of the requirement to provide for loan loss allowance on credit risks coincident with loan growth, it may take several months before the net interest income on loan growth covers the associated loan loss provision expense. The larger the Company’s earnings stream becomes, the less the disproportionate impact on profitability of the preceding provisioning. The first quarter 2004 net loss before loan loss provision expense was a $637,000 or 78% improvement over first quarter 2003.

Average Balances, Income and Expenses, and Rates

The following tables represent, for the three-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages. Discussion of these tables is included above in the net interest income sections of the Results of Operations.

	For the Three-Months Ended March 31,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$46	$—	1.11%	$12,827	$71	2.24%
Securities	8,888	71	3.23%	8,155	76	3.80%
Federal Funds Sold	4,457	12	1.05%	10,664	31	1.19%
Loans	218,292	2,882	5.31%	109,687	1,644	6.08%

Total Interest-Earning assets	231,683	2,965	5.15%	141,333	1,822	5.23%
Non Interest-earning assets	22,948			19,064

Total Assets	$254,631			$160,397

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$93,035	276	1.19%	$54,072	$253	1.89%
Savings	1,019	1	0.37%	1,158	1	0.46%
Time Deposit	100,755	711	2.84%	64,174	567	3.58%
Other Borrowings	376	2	1.74%	—	—	—%

Total interest-bearing liabilities	$195,185	990	2.04%	$119,404	$821	2.79%

Demand deposits	33,830			16,845
Other non-interest bearing liabilities	1,274			1,193

Total non-interest bearing liabilities	35,104			18,038

Stockholders’ Equity	24,342			22,955

Total Liabilities & Stockholders’ Equity	$254,631			$106,397

Net interest income		$1,975			1,001

Interest-rate spread (1)			3.11%			2.44%
Net Interest margin (2)			3.43%			2.87%
Ratio of average interest-earning assets to average interest-earning liabilities		118.7%			118.4%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

	For the Three-Months Ended,
	March 31, 2004			December 31, 2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:

Interest Earning Deposits	$46	$—	1.11%	$46	$—	2.89%
Securities	8,888	71	3.23%	9,884	99	3.99%
Federal Funds Sold	4,457	12	1.05%	3,967	11	1.08%
Loans	218,292	2,882	5.31%	179,657	2,552	5.63%

Total Interest-Earning assets	231,683	2,965	5.15%	193,554	2,662	5.46%
Non Interest-earning assets	22,948			13,850

Total Assets	$254,631			$207,404

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$93,035	276	1.19%	$75,789	$227	1.19%
Savings	1,019	1	0.37%	833	1	0.36%
Time Deposit	100,755	711	2.84%	79,142	618	3.10%
Other Borrowings	376	2	1.74%	6,190	17	1.07%

Total interest-bearing liabilities	$195,185	990	2.04%	$161,954	$863	2.11%

Demand deposits	33,830			23,642
Other non-interest bearing liabilities	1,274			405

Total non-interest bearing liabilities	35,104			24,047

Stockholders’ Equity	24,342			21,403

Total Liabilities & Stockholders’ Equity	$254,631			$207,404

Net interest income		$1,975			1,799

Interest-rate spread (1)			3.11%			3.35%
Net Interest margin (2)			3.43%			3.69%
Ratio of average interest-earning assets to average interest-earning liabilities		118.7%			119.5%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(16)	$(4)	$(20)
Other investments[1]	(95)	19	(76)
Loans[2]	1,448	(210)	1,238

Total interest income	1,337	(195)	1,142

Increase (decrease) in interest expense:
Savings deposits	—	—	—
Time deposits	262	(118)	144
Other interest-bearing deposits	117	(94)	23
Other borrowings	2	—	2

Total interest expense	381	(212)	169

Total change in net interest income	$956	$17	$973

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO DECEMBER 31, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$1	$—	$1
Other investments[1]	(9)	(19)	(28)
Loans[2]	473	(143)	330

Total interest income	465	(162)	303

Increase (decrease) in interest expense:
Savings deposits	—	—	—
Time deposits	144	(51)	93
Other interest-bearing deposits	49	—	49
Other borrowings	(25)	10	(15)

Total interest expense	168	(41)	127

Total change in net interest income	$297	$(121)	$176

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Provision and Allowance for Loan Losses

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

The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In determining the size of the allowance, management classifies the mix of the loan portfolio by commercial (within which there are six risk ratings), consumer (a single risk rating), and mortgage (a single risk rating) as discussed in the loans section of Financial Condition. As of March 31, 2004, there were no loans against which specific loan loss allocations had been established.

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended March 31, 2004, December 31, 2003 and March 31, 2003.

	March 31, 2004	December 31, 2003	March 31, 2003
Balance at beginning of period	$1,568	$1,467	$907
Charge-offs:	—	(150)	(6)
Recoveries:	1	—	—
Provision for losses charged to operations	333	251	292

Balance at end of period	$1,902	$1,568	$1,193

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Financial Condition and in the loan loss provision expense sections of Results of Operations.

Selected Ratios

The following table shows selected ratios for the three months ended as indicated:

	March 31, 2004	December 31, 2003	March 31, 2003
Return on average assets	(0.81)%	(0.73)%	(2.80)%
Return on average equity	(8.87)%	(7.10)%	(19.58)%
Interest-rate spread during the period	3.11%	3.35%	2.44%
Net interest margin	3.43%	3.69%	2.87%
Net charge-offs during the period to average loans outstanding during the period	0.00%	0.33%	0.02%
Allowance for loan losses to total loans	0.79%	0.78%	0.97%
Allowance for loan losses to nonperforming loans	2928.52%	3336.84%	495.04%
Nonperforming loans to total loans	0.03%	0.02%	0.20%
Nonperforming assets to total assets	0.02%	0.02%	0.15%
Average equity to average assets ratio	9.11%	10.32%	14.31%

Liquidity and Capital Resources

Liquidity Management - Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank. Such borrowings have historically been relatively small, averaging $376,000 for first quarter 2004, $6.2 million for fourth quarter 2003, and none for first quarter 2003. At March 31, 2004, borrowings were $3.3 million versus zero at December 31, 2003 and at March 31, 2003.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Short-Term Investments and Securities Available for Sale - Short-term investments, which consist of Federal Funds sold and interest-bearing deposits, are a component source of the Company’s liquidity and are generally invested on an overnight basis. Both of the subsidiary banks enter into Federal Funds transactions with their principal correspondent banks, and primarily act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from the Banks to other banks.

Short-term investments averaged $4.5 million for first quarter 2004, slightly higher than the $4.0 million average for fourth quarter 2003 and significantly less than the $23.5 million average in first quarter 2003. This latter $19 million reduction largely reflects reinvestment into loans during the intervening period of funds temporarily higher due to the Company’s initial public offering in February 2003 and slow loan demand in first quarter 2003. At March 31, 2004 and December 31, 2003, short-term investments were diminimus compared to $20.3 million at March 31, 2003.

On a longer-term basis, the Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability (or is required to for regulatory reasons) to hold these securities until maturity or on a long-term basis, they are classified as held-to-maturity investments. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. The volume of sales of available-for-sale securities is based on several factors, including but not limited to changes in interest rates, resultant prepayment risk, liquidity needs at the Banks and other factors related to interest rate and resultant prepayment risk.

All the Company’s securities are presently classified as available-for-sale. Outstandings were $7.4 million at March 31, 2004, down slightly from $8.1 million at year-end 2003 and $9.7 million one year earlier. This gradual reduction reflects paydowns as well as a sale in second quarter 2003.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $253 million at March 31, 2004, up $110 million or 77% from one year earlier and $52 million or 26% over the last 3 months. The proceeds of these deposits have been invested in longer term assets, primarily commercial and commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $117 million or 95% to $239 million at March 31, 2004. During first quarter 2004, loans rose a record $39 million. Total deposits averaged $229 million in first quarter 2004, up 68% or $92 million from the same period last year and up 27% or $49 million from fourth quarter 2003.

Non-interest bearing deposits represented 15% of average total deposits during first quarter 2004, or $34 million, more than double the level of the same quarter last year, when they averaged 12% of total deposits. Management continues a conscious effort to attract deposits from commercial relationships. The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is sensitive to fluctuations in rates of interest.

NOW and money market deposits, a large portion of which can be sensitive to short-term interest rate movements, averaged $93 million in first quarter 2004, an increase of $39 million (up 72%) from first quarter 2003 and an increase of $17 million (up 23%) from fourth quarter 2003. The mix of this category to total average deposits has been relatively steady at 41%, 40%, and 42% for these periods, respectively. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to maintain its asset levels. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to maintain this liquidity may impact the Company’s ability to react to changes in market rates of interest. At an average of $101 million, time deposits were 44% of total deposits in first quarter 2004, down from 47% of total deposits four quarters earlier, when time deposits averaged $64 million, and unchanged from fourth quarter 2003, when time deposits averaged $79 million.

Other Sources of Funds - In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank, national market funding sources, and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets. Certificates of deposits raised from national market funding sources were $36 million at March 31, 2004, or 14% of total deposits. This level compares to $6 million or 4% of total deposits one year earlier and $28 million or 14% of year-end 2003 deposits.

Capital - The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets as defined by a leverage ratio.

The regulators define five classifications for measuring capital levels, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered (national market) deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The regulatory minimum requirements (adequately capitalized) are 4% for Tier 1, 8% for total risk-based capital, and 4% for the Tier 1 leverage ratio. The minimum requirements for the first three classifications are:

	Capital to risk- weighted assets		Tier 1 capital to average assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Company was considered well capitalized as of March 31, 2004. Management is not aware of any events or circumstances that have occurred since March 31, 2004 that would change the Company’s capital category.

The following table reflects the actual capital levels and minimum required levels at March 31, 2004 (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$26,227	12.29%	$17,072	8.00%	$21,340	10.00%
Bank of Florida N.A.	$15,714	10.76%	$11,683	8.00%	$14,604	10.00%
Bank of Florida	$7,218	10.52%	$5,489	8.00%	$6,861	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$24,315	11.40%	$8,532	4.00%	$12,797	6.00%
Bank of Florida N.A.	$14,511	9.93%	$5,845	4.00%	$8,768	6.00%
Bank of Florida	$6,519	9.50%	$2,745	4.00%	$4,117	6.00%
Tier 1 capital (to average assets)
Consolidated	$24,315	9.55%	$10,184	4.00%	$12,730	5.00%
Bank of Florida N.A.	$14,511	8.32%	$6,976	4.00%	$8,721	5.00%
Bank of Florida	$6,519	8.95%	$2,914	4.00%	$3,642	5.00%

On March 30, 2004, Bancshares of Florida, Inc. issued 34,000 shares of $0.01 par value Series A preferred stock at $100 per share to accredited investors, who were largely Company insiders. The $3.4 million proceeds from this offering enabled the Company and its subsidiaries to retain their well-capitalized classification.

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

PART II. – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this form 10-QSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as part of a Form 8-K on December 18, 2003.

Exhibit Number	Description of Exhibit
a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.
f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h10.12	Employee Severance Agreement of Terry E. Best, dated as of March 31, 2003.

h10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

i10.14	Agreement and Plan of Merger by and between Bancshares of Florida, Inc. and Horizon Financial Corp.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b) REPORTS ON FORM 8-K

In the fiscal quarter ended March 31, 2004, the Company filed the following Form 8-Ks:

Date	Subject
February 3, 2004	Press release announcing the Company’s results of operations for the fiscal quarter and year ended December 31, 2003.

February 5, 2004	Press release giving earnings guidance for the fiscal year ending December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: May 17, 2004	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2004	By:	/s/ DAVID G. WALLACE
David G. Wallace
Chief Financial Officer (Principal Financial and Accounting Officer)