Form 10QSB/A
period 2004-03-31
BANCSHARES OF FLORIDA INC
filed 2004-05-18
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

NOTE 3—Option Agreement with Bank of Florida – Tampa Bay

The Company entered into an Option Agreement (the “Agreement”) on April 8, 2004 by and among Hillsborough Financial, Inc. (“Hillsborough”), the Company and ten proposed directors (the “Proposed Directors”) of Bank of Florida, Tampa Bay (the “Tampa Bank”). The agreement is in consideration of the cancellation of the Stock Option Agreement dated as of August 14, 2003 between the Company and Hillsborough, and of the Proposed Directors assuming the initial economic and organizational responsibilities of chartering the Tampa Bank (with the Company continuing to provide organizational assistance). Hillsborough, the Company and the Proposed Directors have agreed to the following: (1) Cancellation of the Stock Option Agreement dated August 14, 2003; (2) The Proposed Directors shall establish an organizational account for the Tampa Bank with Bank of Florida, N.A. (3) In consideration of the Proposed Directors making loans to the Tampa Bank and Hillsborough, the Proposed Directors shall have subscription rights to acquire a minimum of 150,000 and a maximum of 200,000 shares of Tampa Bank common stock at $10.00 per share to be issued immediately prior to the Tampa Bank opening for business; (4) From the date of the Agreement until the earlier of (i) ten business days before the Tampa Bank opens for business or (ii) November 30, 2004, the Company shall have the option to acquire from each Proposed Director all of each Proposed Directors’ Tampa Bank rights, upon the payment of $1.00 to each of the Proposed Directors; (5) Each proposed director shall have the right to purchase shares in Bancshares in the next public equity financing at a 10% discount of the maximum offering price, up to an aggregate of $2,000,000 of stock; (6) Each Proposed Director will be awarded a warrant to purchase one share of the Company’s common stock for every two discounted shares purchased in (5) above. Twenty percent of the warrants issued to each Proposed Director will become exercisable on the date the Tampa Bank opens for business and twenty percent will become exercisable on each of the four succeeding anniversaries of the date the Tampa Bank opens for business; and (7) Should the Company’s option to acquire all of the Proposed Directors’ Tampa Bank rights, as described in (4) above, expire without the Company exercising such right, certain actions as defined in the Agreement shall occur.

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

NOTE 6—Other Borrowings

At March 31, 2004, the Company had $3.3 million of overnight Federal Funds purchased with a rate of 1.54%.

NOTE 7—Loans

The following table sets forth the details of the loan portfolio at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Commercial loans	39,118	34,217
Real Estate loans	169,165	135,443
Lines of credit	20,106	20,748
Consumer loans	11,084	10,082

	239,473	200,490

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