Form 10QSB
period 2004-06-30
BANCSHARES OF FLORIDA INC
filed 2004-08-16
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, as of June 30, 2004:

3,094,199 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b-2).    Yes  ☐    No  ☒

PART I. Financial Information

Item 1. Financial Statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(In Thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$14,138	$8,299
Interest bearing deposits in other banks	47	46
Federal funds sold	5,866	79

TOTAL CASH AND CASH EQUIVALENTS	20,051	8,424

Securities available for sale, at fair value	6,281	8,072

Loans	263,746	200,490
Less:
Allowance for loan losses	2,132	1,568
Unearned income and deferred loan fees	145	115

NET LOANS	261,469	198,807

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	1,039	739
Premises and equipment	5,878	4,724
Accrued interest receivable	824	788
Other assets	1.801	1,056

TOTAL ASSETS	$297,343	$222,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$265,102	$201,154
Short term borrowings	6,000	—
Subordinated debt	2,000	—
Accrued interest payable	88	41
Accrued expenses and other liabilities	578	195

TOTAL LIABILITIES	273,768	201,390

Commitments

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3,470,200; 50,000 shares authorized, 34,702 shares issued and outstanding at June 30, 2004; no shares designated, authorized, issued or outstanding at December 31, 2003	3,470	—
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,094,199 and 3,079,199 shares issued and outstanding	31	31
Additional paid-in capital	29,784	29,634
Accumulated deficit	(9,490)	(8,389)
Accumulated other comprehensive (loss)	(220)	(56)

TOTAL STOCKHOLDERS’ EQUITY	23,575	21,220

	$297,343	$222,610

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three-Months Ended June 30, 2004 and 2003

(In Thousands, except share and per share data)

	(unaudited) Three-months ended June 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,273	$2,013
Interest on securities available for sale	64	70
Interest on federal funds sold	17	9
Interest on other interest earning assets	14	26

TOTAL INTEREST INCOME	3,368	2,118

INTEREST EXPENSE
Interest on deposits	1,118	788
Interest on short term borrowings and subordinated debt	10	—

TOTAL INTEREST EXPENSE	1,128	788

NET INTEREST INCOME	2,240	1,330

PROVISION FOR LOAN LOSSES	230	209

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,010	1,121

NONINTEREST INCOME
Mortgage banking	43	64
Trust fees	258	107
Service charges and fees	202	108
Gains on sales of securities available for sale, net	5	9

TOTAL NONINTEREST INCOME	508	288

NONINTEREST EXPENSES
Salaries and employee benefits	1,480	1,105
Occupancy expenses	521	341
Equipment rental, depreciation and maintenance	195	196
General operating	842	533

TOTAL NONINTEREST EXPENSES	3,038	2,175

LOSS BEFORE INCOME TAXES	(520)	(766)

INCOME TAXES	—	—

NET LOSS	$(520)	$(766)

LOSS PER SHARE (Basic and Diluted)	$(0.17)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,094,199	3,079,199

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six-Months Ended June 30, 2004 and 2003

(In Thousands, except share and per share data)

	(unaudited) Six-months ended June 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$6,154	$3,657
Interest on securities available for sale	130	132
Interest on federal funds sold	29	40
Interest on other interest earning assets	20	111

TOTAL INTEREST INCOME	6,333	3,940

INTEREST EXPENSE
Interest on deposits	2,106	1,609
Interest on short term borrowings and subordinated debt	11	—

TOTAL INTEREST EXPENSE	2,117	1,609

NET INTEREST INCOME	4,216	2,331

PROVISION FOR LOAN LOSSES	564	501

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,652	1,830

NONINTEREST INCOME
Mortgage banking	91	173
Trust fees	501	189
Service charges and fees	351	202
Gains on sales of securities available for sale, net	5	9

TOTAL NONINTEREST INCOME	948	573

NONINTEREST EXPENSES
Salaries and employee benefits	2,769	2,201
Occupancy expenses	910	687
Equipment rental, depreciation and maintenance	369	383
General operating	1,584	1,006

TOTAL NONINTEREST EXPENSES	5,632	4,277

LOSS BEFORE INCOME TAXES	(1,032)	(1,874)

INCOME TAXES	—	—

NET LOSS	$(1,032)	$(1,874)

LOSS PER SHARE (Basic and Diluted)	$(0.33)	$(0.67)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,086,781	2,815,663

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2004 and 2003

(In Thousands)

	(unaudited) Six-Months Ended June 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,032)	$(1,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	328
Provision for loan losses	564	501
Amortization of deferred loan fees and discounts	21	8
Amortization of premiums on available for sale securities, net	18	—
Gains on sales of securities available for sale, net	(5)	(9)
Increase in accrued interest receivable	(36)	(83)
Increase in other assets	(358)	(173)
Increase (decrease) in accrued interest payable	47	(15)
Increase (decrease) in accrued expenses and other liabilities	383	(30)

NET CASH USED IN OPERATING ACTIVITIES	(64)	(1,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(63,247)	(41,315)
Proceeds from principal repayments on securities available for sale	1,615	—
Purchases of securities available for sale	—	(2,807)
Purchases of restricted securities	(300)	(202)
Purchases of premises and equipment	(1,488)	(196)
Acquisition cost of business	(387)	—

NET CASH USED IN INVESTING ACTIVITIES	(63,807)	(44,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	63,948	23,715
Increase in short term borrowings	6,000	—
Proceeds from subordinated debt issuance	2,000	—
Net proceeds from issuance of Series A preferred stock	3,400	—
Net proceeds from issuance of common stock	150	9,163

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,498	32,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,627	(12,990)

CASH AND CASH EQUIVALENTS
Beginning of period	8,424	26,373

End of period	$20,051	$13,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,070	$1,624

Noncash Transactions:
Unrealized (decrease) increase in fair value on securities available for sale	$(164)	$64

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Organization and Basis of Presentation

Organization:

Bancshares of Florida Inc., (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida, N.A., a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

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

Bank of Florida, N.A. is a full-service commercial bank. The bank offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida N.A. provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automated teller services (ATMs).

On April 18, 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida N.A. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, Florida Trust Company applied to the Florida Department of Financial Services and upon that application’s approval in March 2003, Bancshares acquired Florida Trust Company from Bank of Florida N.A. On July 16, 2004, Florida Trust Company received approval from the Florida Department of Financial Services to change its name to Bank of Florida Trust Company as a means to improve the name recognition of the subsidiary with Bancshares and its banking affiliates. As a subsidiary of Bancshares, Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

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

Basis of Presentation:

The unaudited interim condensed financial statements for the periods ended June 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

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

Stock-based Compensation:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, established accounting and disclosure requirement using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation.” It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

The per share weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $7.03 and $0.00, respectively, (no new options issued during 2003 period) and for the six months ended June 30, 2004 and 2003 was $7.19 and $4.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

For the three months ended June 30:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	30.00%	0.00%
Risk free interest rate	4.71%	0.00%
Expected life	10 years	10 years

For the six months ended June 30:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	25.86%	0.00%
Risk free interest rate	3.82%	3.35%
Expected life	10 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	For the three months ended June 30,
	2004	2003
Net loss as reported	$(520)	$(766)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	(8)

Proforma net loss	$(601)	$(774)

Basic and diluted net loss per share as reported	$(0.17)	$(0.25)
Basic and diluted proforma net loss per share	$(0.19)	$(0.25)

	For the six months ended June 30,
	2004	2003
Net loss as reported	$(1,032)	$(1,874)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(21)

Proforma net loss	$(1,132)	$(1,895)

Basic and diluted net loss per share as reported	$(0.33)	$(0.67)
Basic and diluted proforma net loss per share	$(0.37)	$(0.67)

Comprehensive Loss:

The Company’s comprehensive loss for the three months ended June 30, 2004 and 2003 is presented below (in thousands):

	For the three months ended June 30,
	2004	2003
Net loss	$(520)	$(766)
Unrealized holding gains (losses) on securities available for sale	(230)	22

Total comprehensive loss	$(750)	$(1,086)

The Company’s comprehensive loss for the six months ended June 30, 2004 and 2003 is presented below (in thousands):

	For the six months ended June 30,
	2004	2003
Net loss	$(1,032)	$(1,874)
Unrealized holding gains (losses) on securities available for sale	(164)	64

Total comprehensive loss	$(1,196)	$(1,810)

New Accounting Pronouncements:

The Company has reviewed all new accounting pronouncements issued through June 30, 2004 and has determined that none of them would have a material impact on the consolidated financial condition or results of operations.

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

In May 2003, the FASB issued SFAS No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company has presented the Series A Preferred Stock issue in the financial statements in accordance with SFAS No. 150, where applicable.

Losses Per Common Share:

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2004 and 2003, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At June 30, 2004, there were 378,799 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation. At June 30, 2003, there were 228,350 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation.

Components used in computing loss per share for the three months ended June 30, 2004 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(520)	3,094,199	$(0.17)

Components used in computing loss per share for the three months ended June 30, 2003 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(766)	3,079,199	$(0.25)

Components used in computing loss per share for the six months ended June 30, 2004 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(1,032)	3,086,781	$(0.33)

Components used in computing loss per share for the six months ended June 30, 2003 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(1,874)	2,815,663	$(0.67)

NOTE 2—Segment Information

The Company has four reportable segments: Bank of Florida, N.A., based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., based in Naples, Florida, serving as a holding company for Bank of Florida, N.A., Bank of Florida and Bank of Florida Trust Company.

Measurement of Segment Profit or Loss and Segment Assets:

The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their management, marketing and distribution requirements.

The following presents financial information of reportable segments as of and for the three-month periods ended June 30, 2004 and 2003 as well as for the six-month periods ended June 30, 2004 and 2003. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated net of the latter eliminating entries.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Three Months Ended:
June 30, 2004
Net interest income	$1,489	738	13	—	2,240
Noninterest income	216	34	258	—	508
Provision for loan losses	170	60	—	—	230
Depreciation	119	54		1	174
Other noninterest expense	1,237	654	248	725	2,864

Net income (loss)	$179	4	23	(726)	(520)

End of period assets	$210,056	84,892	1,592	803	297,343

June 30, 2003
Net interest income	$1,040	279	11	—	1,330
Noninterest income	169	12	107	—	288
Provision for loan losses	116	93	—	—	209
Depreciation	127	37			164
Other noninterest expense	1,069	630	214	98	2,011

Net loss	$(103)	(469)	(96)	(98)	(766)

End of period assets	$131,067	42,094	2,148	66	175,375

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Six Months Ended:

June 30, 2004
Net interest income	$2,834	1,350	32	—	4,216
Noninterest income	380	68	500	—	948
Provision for loan losses	324	240	—	—	564
Depreciation	233	99		1	333
Other noninterest expense	2,394	1,255	499	1,151	5,299

Net income (loss)	$263	(176)	33	(1,152)	(1,032)

End of period assets	$210,056	84,892	1,592	803	297,343

June 30, 2003
Net interest income	$1,914	406	11	—	2,331
Noninterest income	350	34	189	—	573
Provision for loan losses	312	189	—	—	501
Depreciation	253	75			328
Other noninterest expense	2,123	1,221	416	189	3,949

Net loss	$(424)	(1,045)	(216)	(189)	(1,874)

End of period assets	$131,067	42,094	2,148	66	175,375

NOTE 3—Stockholders’ Equity

During 2004, the Company authorized the issuance and sale of up to 50,000 shares of Series A Preferred Stock, par value $0.01, to only accredited investors. During March 2004, the Company issued 34,000 shares of the Series A Preferred Stock for consideration of $3,400,000 at an offering price of $100 per share.

The shares of Series A Preferred Stock have no voting rights, but have a liquidation value of $100 per share. Dividends are payable on the first day of each quarter, payable in arrears. The dividends are payable at a quarterly rate of 0.02 shares of Series A Preferred Stock. The Company may redeem the shares of Series A Preferred Stock at its discretion at any time. The redemption price for the shares of Series A Preferred Stock is based on a declining premium scale, for which the redemption price is $105 per share in the first year following issuance and such redemption price decreases by $1.00 in each subsequent year.

Stock dividends on the Series A Preferred Stock during the second quarter and year to date 2004 total $70,000.

NOTE 4—Merger

On December 18, 2003, Bancshares of Florida, Inc. entered into an Agreement and Plan of Merger with Horizon Financial Corp., the parent of an $87.4-million-asset federal savings bank based in Pembroke Pines, Florida, whereby Bancshares of Florida, Inc. will acquire all the outstanding shares of Horizon Financial Corp. in a stock-for-stock exchange of shares. The transaction, approved by the Boards of Directors of both companies, requires regulatory approval and approval of Horizon Financial Corp.’s shareholders. Bancshares of Florida, Inc.’s shareholders must approve the issuance of the stock comprising the merger consideration. Bancshares of Florida, Inc. anticipates closing the transaction by the end of the third quarter of 2004.

The agreement calls for a tax-free exchange of Bancshares of Florida, Inc. common stock for Horizon Financial Corp. common stock at a fixed exchange, subject to the average closing price of Bancshares of Florida, Inc. common stock. The per shares merger consideration will be one share of Bancshares of Florida, Inc. common stock for each share of Horizon Financial Corp. common stock, if Bancshares of Florida, Inc.’s average closing price is between $11.00 and $16.00 per share for the 20 days preceding the closing. If the average closing price is greater than $16.00, the exchange would be adjusted to be equal to

$16.00 per share divided by the average closing price, or less than one-for-one. If the average closing price is less than $11.00, Bancshares of Florida, Inc. will have the option to adjust the exchange rate by increasing the share consideration. Bancshares of Florida, Inc. anticipates issuing 749,683 shares, assuming Bancshares of Florida, Inc.’s average closing price is between $11.00 and $16.00 per share.

Based on the closing price of Bancshares of Florida, Inc. common stock on December 17, 2003 of $14.00 per share, the merger consideration would equal approximately $11.00 million.

NOTE 5—Loans

The following table sets forth the details of the loan portfolio at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
Commercial loans	31,662	34,217
Real Estate loans	199,467	135,443
Lines of credit	21,298	20,748
Consumer loans	11,319	10,082

	263,746	200,490

At June 30, 2004, the Company had non-accrual loans with a balance of $1,264,000, up from a balance of $47,000 at December 31, 2003. At June 30, 2004 and December 31, 2003, the Company did not hold any loans that were classified as impaired.

The following table presents movement in the allowance for loan losses during the six months ended June 30, 2004 and 2003.

	June 30,
	2004	2003
Beginning balance	1,568	907
Provision for loan losses	564	501
Charge-offs	—	27
Recoveries	—	—

Ending balance	2,132	1,381

NOTE 6—Short Term Borrowings

At June 30, 2004, the Company had a $6.0 million short-term (30-day) Federal Home Loan Bank advance outstanding at a rate of 1.45%. Certain mortgage loans totaling $7.6 million have been pledged as collateral to the Federal Home Loan Bank.

NOTE 7—Subordinated Debt

During June of 2004, Bank of Florida, N.A. issued $2 million in subordinated debt to a local community bank. Interest is payable monthly at a rate of Prime less one percent during the first sixty days, Prime for a second sixty days, and Prime plus one percent thereafter. Interest rate at June 30, 2004 is 3.00%. This debt matures and is payable in full in June of 2010. Bank of Florida, N.A. may prepay the debt at its option (and with the approval of the Office of the Comptroller of the Currency, if necessary) without penalty plus accrued interest.

The subordinated debt issue qualifies as Tier II capital for regulatory purposes.

NOTE 8—Subsequent Events

The Company entered into an Acquisition Agreement (the “Agreement”) on July 18, 2004 with eleven proposed directors (the “Proposed Directors”) of Bank of Florida, Tampa Bay (the “Tampa Bank”). Pursuant to this new Agreement, the Company has the right to acquire the Tampa Bank from the Proposed Directors, and on July 27, 2004, the Company exercised such right. The Agreement provided for the cancellation of the two Stock Option Agreements dated as of August 14, 2003 and April 8, 2004, between or among the Company, Hillsborough Financial, Inc. and the Proposed Directors and for the Proposed Directors to

continue to assume the initial economic and organizational responsibilities of chartering the Tampa Bank (with the Company continuing to provide organizational assistance). Pursuant to the Agreement, the Company paid the Proposed Directors the aggregate amount of $300,000 for their interest in the Tampa Bank. For every two shares purchased in the Company’ recently completed common stock offering, each Director was awarded a warrant to purchase one share of common stock at $12.50 per share. The aggregate exercise price of the warrants did not exceed $1,066,666. Twenty percent of the warrants issued to each Director will become exercisable on the date that the Tampa Bank opens for business and twenty percent will become exercisable on each of the four succeeding anniversaries of that date. All of the warrants will expire five years from the date the Tampa Bank opens for business. The Company may call the warrants if it or any of its subsidiaries is the subject of a formal capital call by a governmental regulatory agency.

On July 30, 2004, the Company completed a common stock offering, selling 1,500,000 shares of common stock at $12.50 per share. After underwriting discounts and commissions, but before other offering expenses, the Company received $17.7 million in proceeds. Until September 29, 2004, the underwriter, Advest, Inc., has an option to acquire an additional 225,000 shares at $12.50 per share.

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

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida, N.A.) and Broward, Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the planned opening of a de novo bank in the Tampa Bay market in third quarter 2004, Hillsborough County will become another primary market area to be served on the southwest coast. The high population growth and income demographics of Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support the Company’s plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. On April 8, 2004, the Company received shareholder approval for its agreement to acquire Horizon Financial Corp., a $91million-asset unitary savings and loan holding company located in Pembroke Pines, Florida, and the parent of Horizon Bank, FSB. The transaction is expected to close in September 2004, subject to regulatory approval, and the headquarters relocated to Boca Raton in Palm Beach Country, future strengthening the Company’s presence in that fast-growing and wealthy area.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as with portions of this Management’s Discussion and Analysis section. Although management believes the levels of the allowance as of June 30, 2004, December 31, 2003 and 2002 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis (“MD&A”) of the financial condition and results of operations of the Company for each of the three month and six month periods ended June 30, 2004 and 2003 and the three month period ended March 31, 2004 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document. All references to “peer banks” pertain to a group of 1,003 bank holding companies nationwide having assets less than $300 million and their associated composite financial results for the three months ended March 31, 2004 (the most recently available disclosure), as provided by the Federal Reserve Board’s Division of Banking Supervision and Regulation in the Bank Holding Company Performance Report.

DISCUSSION OF THE THREE MONTHS ENDED JUNE 30, 2004

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003 AND MARCH 31, 2004 AND

DISCUSSION OF THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Management Summary

The Company reported a second quarter 2004 net loss of $520,000 or $0.17 per common share, a 32% improvement from second quarter 2003’s results. For the first six months of 2004, the net loss was $1,032,000, a reduction of 45% from the comparable 2003 period, while the loss per common share decreased 51% to $0.33. Compared to first quarter 2004, the net loss increased by 2% and the loss per share was unchanged. Second quarter 2004 contained Palm Beach location start-up expense and temporary accounting costs of a combined $208,000 compared to $47,000 in such expenses in first quarter 2004, equivalent to $0.07 and $.02 per share, respectively, of the net loss.

Bancshares’ second quarter 2004 achievements by subsidiary are highlighted below.

•	Bank of Florida, N.A. (Naples), crossed the $200 million asset threshold for the first time during the quarter, reaching $210 million in assets as of June 30, 2004. Earnings were positive for the fourth consecutive quarter at $179,000 versus a loss of $103,000 in second quarter 2003 and earnings of $84,000 in first quarter 2004. Loans rose $23 million (up 14%) in the last 90 days, including $5.5 million in loan participations from its affiliate Ft. Lauderdale bank as part of that bank’s capital management strategy to remain well-capitalized. In addition, during the quarter, the Naples bank raised $2.0 million in subordinated debt, enabling it to retain its well-capitalized position. Lastly, $53,000 in uncollectible returned items were written off this quarter at the Naples bank; expanded controls have been implemented to minimize these write-offs going forward.

•	Bank of Florida (Ft. Lauderdale), with quarter-end assets of $85 million, reached break-even for the first time in its history at net income of $4,000, achieving this level in its eighth quarter of operations. This compares with losses of $469,000 in second quarter 2003 and $180,000 in first quarter 2004. A primary factor in the improvement over the first quarter was a $121,000 reduction in loan loss provision expense due to $1.2 million in loan growth (up 2%) in the second quarter versus a record $18.2 million in loan growth (up 34%) during the first quarter.

•	Bank of Florida Trust Company produced a second consecutive positive earnings quarter at $23,000, up from $10,000 in first quarter 2004 and a loss of $96,000 in second quarter 2003. Assets under advice reached $162 million, an increase of $68 million or 72% compared to June 30, 2003 and a rise of $12 million or 8% in the last 90 days. Bank of Florida Trust Company commenced operations in August, 2000.

•	Unallocated bank holding company expense was $726,000 for the quarter. This includes $182,000 in start-up expenses of our future Palm Beach County operation and $26,000 for outside accounting expense to fill a temporary need, neither of which the Company considers as on-going holding company costs. Excluding these latter type costs, which also impacted first quarter 2004 by $47,000, the resulting expense of $518,000 compares to $98,000 in second quarter 2003 and $397,000 in first quarter 2004. It reflects planned growth in parent company infrastructure to provide cost-effective services to the subsidiaries as well as to pursue the Company’s strategic growth plan to operate in multiple geographic markets. Upon successful consummation of expansionary activities currently underway, the Company will have banking subsidiaries in four major Florida markets, supported by its trust company and a new mortgage origination and sale capability.

For the Company as a whole, loan and top-line revenue growth continued to be strong, and asset quality remained better than the peer norm as discussed in the related comments in the Financial Condition section following this Management Summary. Deposit growth was good, and alternative sources of funding were further developed to accommodate anticipated strong loan demand.

Top-line revenue is the sum of the Company’s lending or spread income business (interest income less interest expense) plus its fee income business (excluding net securities gains/losses), both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components.

In brief, the primary reason for the $246,000 or 32% reduction in the Company’s second quarter 2004 net loss to $520,000 compared to the same quarter last year was the $1.1 million or 70% climb in top-line revenue, which more than offset increased noninterest expense of $863,000 (up 40%) and higher loan loss provision of $21,000 (up 10%).

In contrast, the second quarter net loss, being virtually unchanged from first quarter 2004, reflects the benefit of $103,000 less in loan loss provision expense. This reduction occurred because of a decrease in loan growth from the first quarter record level and less resulting provision required to maintain an allowance for loan losses recognizing inherent losses in the loan portfolio. The lower provision supplemented the shortfall in top-line revenue growth of $327,000 (up 14%) against $443,000 in greater overhead (up 17%). Excluding the $261,000 in Palm Beach location start-up expense, temporary accounting costs, and the returned check write-offs noted above, top-line revenue growth exceeded the increase in overhead by $98,000.

On July 28, 2004, the Company completed a secondary common stock offering of 1.5 million shares, priced at $12.50 per share. Proceeds from the offering, net of underwriting discounts and commissions, were received on July 30, 2004 in the amount of $17.7 million. This brought total shares outstanding to approximately 4.6 million common shares. In conjunction with this offering, the Company’s common stock became listed on the Nasdaq National Market under the symbol “BOFL,” which was the Company’s symbol as previously listed on the Nasdaq SmallCap Market.

Financial Condition

	AT JUNE 30,		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total assets	$297,343	175,375	121,968	69.5%
Cash and cash equivalents	20,051	13,383	6,668	49.8%
Interest-earning assets	276,979	161,479	115,500	71.5%
Investment securities	6,281	9,533	(3,252)	(34.1)%
Loans held for investment	263,746	147,183	116,563	79.2%
Allowance for loan losses	2,132	1,381	751	54.4%
Deposit accounts	265,102	153,032	112,070	73.2%
Stockholders’ equity	23,575	22,167	1,408	6.4%

Total shares outstanding	3,094,199	3,079,199	15,000	0.5%
Book value per share	6.52	7.20	(0.68)	(9.4)%

Allowance for loan losses to total loans	0.81%	0.94%	(0.13)%	(13.8)%
Allowance for loan losses to nonperforming loans	168.67%	676.88%	(508.22)%	(75.1)%
Nonperforming loans to total loans	0.48%	0.14%	0.34%	243.9%
Nonperforming assets to total assets	0.42%	0.12%	0.31%	258.3%

Leverage (Tier 1 to average total assets)	8.19%	13.82%	(5.63)%	(40.7)%
Assets under advisement – Florida Trust Company	$162,185	94,400	67,785	71.8%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2004	MARCH 31, 2004	$	%
Total assets	$297,343	281,322	16,021	5.7%
Cash and cash equivalents	20,051	28,010	(7,959)	(28.4)%
Interest-earning assets	276,979	247,676	29,303	11.8%
Investment securities	6,281	7,388	(1,107)	(15.0)%
Loans held for investment	263,746	239,458	24,288	10.1%
Allowance for loan losses	2,132	1,902	230	12.1%
Deposit accounts	265,102	252,857	12,245	4.8%
Stockholders’ equity	23,575	24,325	(750)	(3.1)%

Total shares outstanding	3,094,199	3,094,199	—	—%
Book value per share	6.52	6.76	(0.24)	(3.6)%

Allowance for loan losses to total loans	0.81%	0.79%	0.02%	2.5%
Allowance for loan losses to nonperforming loans	168.67%	2928.52%	(2759.85)%	(94.2)%
Nonperforming loans to total loans	0.48%	0.03%	0.45%	1657.9%
Nonperforming assets to total assets	0.42%	0.02%	0.40%	1731.9%

Leverage (Tier 1 to average total assets)	8.19%	9.55%	(1.36)%	(14.2)%
Assets under advisement – Florida Trust Company	$162,185	150,345	11,840	7.9%

Loan growth during the quarter continued to be strong, and asset quality remained better than the peer norm as discussed below. Deposit growth was good, and alternative sources of funding were further developed to accommodate anticipated strong loan demand. Capital was strengthened at Bank of Florida, N.A. (Naples) with the raising of $2.0 million in subordinated debt, enabling it as well as the Company and its other subsidiaries to retain a well-capitalized position. Total assets increased $16 million or 5.7% in the last 90 days to $297 million, which was $122 million or 70% higher than at June 30, 2003.

Loans in the Company’s combined banks rose by $116 million or 79% over the last twelve months to $264 million. During the second quarter, loans grew $24 million, off from record loan growth of $39 million during first quarter 2004, but marking the fourth out of the last five quarters where loan growth was in excess of $20 million. Reflective of the Company’s business model focusing on businesses, professionals, and entrepreneurs, commercial loans, largely secured by commercial real estate, comprised the bulk of loan growth—up $103 million (103%) in the past year and $17 million in the last three months to $202 million, accounting for 77% of loans outstanding at June 30, 2004. The remaining loans at quarter end were comprised of $30 million in residential mortgage loans (11% of total loans), $25 million in home equity and other consumer lines of credit (10% of total loans), and $6 million in consumer installment loans (2% of total loans).

Included in the above quarter end results are $20 million in loans generated at our Tampa Bay loan production office, less $5 million which have been participated to outside correspondent banks. Approximately $11 million is planned to be transferred to the de novo Tampa bank upon consummation of the purchase as discussed in the Overview to this MD&A.

Asset quality continued to be very good, with no net charge-offs for the second quarter or the first six months versus $21,000 and $26,000 for the comparable 2003 periods. Nonperforming loans rose to $1.3 million at quarter end from a diminimus level at March 31, 2004, entirely due to a single individual customer; net proceeds from the sale of collateral are expected to fully offset this loan exposure. In the meantime, the ratio of nonperforming loans to loans outstanding rose to 0.48% from 0.03% 90 days earlier, but still compares favorably to the peer bank level of 0.82% as of March 31, 2004. Coverage of the loan loss allowance over nonperformers was 169% at June 30, 2004, a reduction from coverage of 2929% and 677% 90 days and one year earlier, respectively. While present coverage is less than the peer median coverage at March 31, 2004 of 339%, anticipated recovery from the above nonperforming customer (as of August 2004, approximately $930,000 in principal and accrued interest has been collected) would restore coverage to prior period levels. Total loans 30 days past due through nonaccrual were $2.2 million or 0.84% of loans outstanding, up from 0.31% and 0.20% 90 days and one year earlier. The primary reason for the increase was the aforementioned $1.2 million nonaccruing loan.

Earning assets rose $5 million more than loans during the quarter due to an increase in short-term investments (Federal Funds sold) to $5.9 million at June 30, 2004. This increase was largely reflective of reinvestment of a previously-arranged $6.0 million 30-day borrowing made unnecessary at month end due to an unexpected rise in month-end deposits at the Naples bank.

Compared to one year earlier, earning assets grew $115.5 million, $1 million less than loan growth. There was a net reduction in other earning assets due to normal prepayments on investment securities, a security sale in second quarter 2004, and a lower Federal Funds position, partially offset by additional purchase of Federal Reserve Bank and Federal Home Loan Bank necessitated by growth of the Company.

Nonearning assets, the bulk of which is comprised of cash and due from banks balances, decreased $13 million during the second quarter, reflective of an usually high level at March 31, 2004 caused in part by large customer deposits made on the last day of the month that were in the process of collection and thus not investable in money market instruments. Growth in nonearning assets of $6 million since one year earlier is explained by the impact of deposit growth on the cash and due account and normal increases in other assets of an expanding company.

Deposits rose $112 million or 73% over the last twelve months to $265 million. Core deposits (excluding national market and jumbo CDs) were $163 million at quarter end, $51 million or 46% higher than at June 30, 2003. National market CDs comprised $19 million of growth in total deposits, amounting to $50 million at June 30, 2004. Jumbo CDs were $52 million, a $42 million increase from one year earlier. Together, these latter two categories comprised 39% of total deposits at quarter end 2004 versus 27% at June 30, 2003.

As a percent of second quarter total average deposits, average noninterest bearing funds rose to 15% compared to 11% in second quarter 2003. This resulted from $23 million or 146% growth to $39 million, indicative of the success of the Company’s strategy to increase this valuable source of lower cost funding. This funding source increased nearly $5 million or 15% over the first quarter 2004 level (linked quarter). Total average interest bearing deposits also increased 15% ($28 million) compared to the linked quarter, of which increase national market CDs comprised $15 million. Due to a decrease at quarter end in money market and NOW accounts, both of which historically fluctuate, the increase in deposits at June 30, 2004 was limited to $12 million versus March 31, 2004, with greater national market CDs accounting for the growth.

Stockholders’ equity at $23.6 million was $1.4 million higher compared to June 30, 2003 and off $750,000 during the last three months. These changes resulted from a $3.4 million preferred stock issuance to accredited investors on March 30, 2004, partially offset by losses for the period, net of minor changes in other capital accounts.

The Company’s Tier 1 leverage ratio decreased 563 basis points in the last 12 months to 8.19% at June 30, 2004, still above the minimum for well-capitalized bank holding companies of 5.0%. This reflects an elevated ratio one year ago following the Company’s initial public offering in February 2003 and the impact of rapid 70% growth in total assets during the period. On June 25, 2004, the Naples bank borrowed $2 million in subordinated debt from a local community bank, enabling the Company and its subsidiaries to retain their “well-capitalized” designation at quarter end.

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003

	FOR THE THREE MONTHS ENDED JUNE 30,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total interest income	$3,368	2,118	1,250	59.0%
Total interest expense	1,128	788	340	43.1%

Net interest income before provision	2,240	1,330	910	68.4%
Provision for loan losses	230	209	21	10.0%

Net interest income after provision	2,010	1,121	889	79.3%
Non-interest income	503	279	224	80.3%
Gains on sale of investment securities	5	9	(4)	44.4%
Non-interest expense	3,038	2,175	863	39.7%
Provision for income taxes	—	—	—	—

Net loss	(520)	(766)	246	32.1%

Basic loss per share	(0.17)	(0.25)	0.08	32.0%
Diluted loss per share	$(0.17)	(0.25)	0.08	32.0%
Weighted average shares used for diluted loss per share	3,094,199	3,079,199	15,000	0.5%

Top-line revenue	2,743	1,609	1,134	70.5%
Net interest margin	3.36%	3.49%	(0.13)%	(3.7)%
Efficiency ratio	110.75%	134.43%	(23.68)%	(17.6)%
Average equity to average assets	8.26%	13.49%	(5.23)%	(38.8)%
Average loans held for investment to average deposits	95.95%	96.00%	(0.05)%	0.1%
Net charge-offs to average loans	0.00%	0.06%	(0.06)%	n/a

The primary reason for the $246,000 or 32% reduction in the Company’s second quarter 2004 net loss to $520,000 compared to the same quarter last year was the $1.1 million or 70% climb in top-line revenue, which more than offset increased noninterest expense of $863,000 (up 40%) and higher loan loss provision of $21,000 (up 10%).

Second Quarter 2004 Compared to First Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2004	MARCH 31, 2003	$	%
Total interest income	$3,368	2,965	403	13.6%
Total interest expense	1,128	990	138	13.9%

Net interest income before provision	2,240	1,975	265	13.4%
Provision for loan losses	230	333	(103)	(30.9)%

Net interest income after provision	2,010	1,642	368	22.4%
Non-interest income	503	441	62	14.1%
Gains on sale of investment securities	5	—	5	n/a
Non-interest expense	3,038	2,595	443	17.1%
Provision for income taxes	—	—	—	—

Net loss	(520)	(512)	(8)	(1.6)%

Basic loss per share	(0.17)	(0.17)	(0.00)	0.0%
Diluted loss per share	$(0.17)	(0.17)	(0.00)	0.0%
Weighted average shares used for diluted loss per share	3,094,199	3,079,364	14,835	—

Top-line revenue	2,743	2,416	327	13.5%
Net interest margin	3.36%	3.43%	(0.07)%	(2.0)%
Efficiency ratio	110.75%	107.41%	3.34%	3.1%
Average equity to average assets	8.26%	9.11%	(0.85)%	(9.3)%
Average loans held for investment to average deposits	95.95%	111.15%	(15.2)%	(13.7)%
Net charge-offs to average loans	0.00%	0.00%	(0.00)%	n/a

The second quarter 2004 net loss was virtually unchanged from first quarter 2004, reflecting the benefit of $103,000 less in loan loss provision expense. This reduction occurred because of a decrease in loan growth from the first quarter record level and less resulting provision required to maintain an allowance for loan losses recognizing inherent losses in the loan portfolio. The lower provision supplemented the shortfall in top-line revenue growth of $327,000 (up 14%) against $443,000 in greater overhead (up 17%). Excluding the $261,000 in Palm Beach location start-up expense, temporary accounting costs, and the returned check write-offs noted above, top-line revenue growth of $327,000 exceeded the increase in overhead by $98,000.

Year to-Date 2004 Compared to Year-to-Date 2003

	FOR THE SIX MONTHS ENDED		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2004	JUNE 30, 2003	$	%
Total interest income	$6,333	3,940	2,393	60.7%
Total interest expense	2,117	1,609	508	31.6%

Net interest income before provision	4,216	2,331	1,885	80.9%
Provision for loan losses	564	501	63	12.6%

Net interest income after provision	3,652	1,830	1,822	99.6%
Non-interest income	943	564	379	67.2%
Gains on sale of investment securities	5	9	(4)	(44.4)%
Non-interest expense	5,632	4,277	1,355	31.7%
Provision for income taxes	—	—	—	—

Net loss	(1,032)	(1,874)	842	44.9%

Basic loss per share	(0.33)	(0.67)	(0.34)	50.7%
Diluted loss per share	$(0.33)	(0.67)	(0.34)	50.7%
Weighted average shares used for diluted loss per share	3,086,781	2,815,663	271,118	—

Top-line revenue	5,159	2,895	2,264	78.2%
Net interest margin	3.39%	3.18%	0.21%	6.6%
Efficiency ratio	109.17%	147.74%	(38.57)%	(26.1)%
Average equity to average assets	8.87%	12.83%	(3.96)%	(30.9)%
Average loans held for investment to average deposits	95.73%	88.98%	6.75%	7.6%
Net charge-offs to average loans	0.00%	0.09%	0.09%	100.0%

The primary reason for the $842,000 or 45% reduction in the Company’s year-to-date 2004 net loss to $1.032 million compared to the same period last year was the $2.3 million or 78% climb in top-line revenue, which more than offset increased noninterest expense of $1.4 million (up 32%) and higher loan loss provision of $63,000 (up 13%).

Discussion of Changes by Income Statement Line Item for the Above Quarterly and Year-to-Date Periods

Company-wide top-line revenue climbed 71% compared to second quarter 2003 versus a 40% rise in overhead expense. Compared to first quarter 2004, top-line revenue rose 14% versus a 9% rise in overhead excluding the impact of the Boca Raton start-up and temporary accounting expenses in both quarters (up 17% including those costs). For the first six months of 2004, the rate of increase in top-line revenue was more than twice that of overhead expense, up 78% versus 32%, respectively.

Of the two components of top-line revenue, second quarter net interest income rose $910,000 or 68% versus the same quarter last year, while noninterest income (excluding net securities gains/losses) climbed $224,000 or 80%. The greatest portion of the latter increase was due to higher trust fees (up $151,000 or 141%, due to 72% more assets under advice), followed by greater service charges and fees (up $95,000 or 88%, due to continued growth in customer accounts). Compared to first quarter 2004, net interest income rose $265,000 or 13% while noninterest income (excluding net securities gains/losses) climbed $62,000 or 14%. For the year-to date, net interest income climbed $1.9 million or 81% compared to a $379,000 or 67% rise in noninterest income (excluding net securities gains/losses). A $312,000 or 165% increase in trust fees explains the bulk of the latter improvement followed by $149,000 more (up 74%) in service charges and fees. Mortgage banking fees trailed the results in all three comparative periods due to reduced refinancing activity and less successful new business development efforts.

The most significant reason for second quarter net interest income growth over the same period a year ago was a 75% increase in average earning assets, partially offset by a 13 basis point narrowing in net interest margin to 3.36%. The latter margin compression reflects a two basis point reduction in the spread between earning asset yields and the rate on interest bearing liabilities, as well as a greater portion (1.5 percentage points) of interest bearing liabilities supporting earning assets due to lower shareholder equity because of the Company’s net losses. These same factors explain the seven basis point reduction in second quarter net interest margin compared to first quarter 2004 (six basis point spread compression and 0.3 percentage point funding expansion). In contrast, the net interest margin for the first six months of 2004 increased 21 basis points over the comparable 2003 period due to a widening of the spread (up 32 basis points), which more than offset 0.7 percentage point funding expansion.

Earning asset yields have decreased at a slightly faster pace than funding rates during the last 12 months largely due to the mix of floating rate loans in the portfolio, which has been intentionally increased to position the portfolio to benefit from a rising interest rate environment though at a presently lower gross yield than fixed rate loan opportunities or existing portfolio yields. As of June 30, 2004, 55% of the portfolio will immediately reprice with a prime rate increase, with a further 2 percentage point benefit from prime-based loans which reprice within 90 days. The widening of the year-to-date interest rate spread reflects a reduced earning asset yield in the first half of 2003 caused by placement of the net proceeds from the Company’s February 2003 IPO offering in lower yielding short-term investments until being redeployed in loans as the portfolio grew.

Total noninterest expense in the second quarter increased $863,000 or 40% over the same quarter last year. The primary source of the increase ($628,000 or 73%) related to holding company expansion consistent with providing additional cost-effective services to the Company’s subsidiaries as they expand into multiple geographic markets. A significantly greater share of executive management’s efforts have been directed toward acquisitions, capital-raising activities, shareholder/investor relations, and overall risk management, with higher on-staff accounting and finance expense as well as greater outside auditing, legal, and consulting fees.

As noted in the Management Summary above, there was an additional $208,000 in second quarter expense related to start-up costs of the new Palm Beach County location and temporary accounting expense. Greater holding company expense had a similar impact on the increase in second quarter overhead compared to first quarter 2004, explaining $300,000 or 68% of the total $443,000 increase. Excluding the Palm Beach County/temporary accounting expense in both periods, holding company expense rose $137,000 of the $282,000 increase in overhead. For the first half of 2004, total noninterest expense was $5.6 million compared to $4.3 million, up 32% or $1.355 million. Increased holding company expense comprised $962,000 or 71% of the increase, including $255,000 in Palm Beach/temporary accounting expense.

Total noninterest expense of the banking and trust subsidiaries increased $235,000 or 11% in the second quarter versus the same period last year. Personnel expense accounted for $66,000 of the increase (up 6.1%), reflecting overall merit increases and selected additions to staff, largely in lending-releated areas. Higher occupancy and general operating expense each explain $86,000 of the balance (up 25% and 18%, respectively). The increased occupancy largely reflects higher lease expense, utilities and property tax. General expense rose due to additional forms and supplies, internal audit and compliance costs, data processing expense, and miscellaneous losses. The latter includes $53,000 in uncollectible returned items written off in second quarter 2004 at the Naples bank; expanded controls have been implemented to minimize these write-offs going forward.

The preceding reasons also explain the $392,000 or 10% change in noninterest expense for the banking and trust subsidiaries for the first six months of 2004 compared to the prior year. Personnel expense rose $48,000 or 2.2%, occupancy increased $124,000 or 18%, and general operating was up $233,000 or 27%. Compared to first quarter 2004, second quarter overhead rose $143,000 or 7%. The bulk (78%) of the increase was in personnel (up $71,000 or 7%), reflecting additional support staff in the Naples bank and a higher bonus accrual, and in occupancy (up $40,000 or 10%), due to higher telephone costs and taking down additional space at the Ft. Lauderdale location.

Despite the increase in overhead of an expanding company, the second quarter 2004 efficiency ratio decreased to a more favorable 111% compared to 134% four quarters earlier because of the strong 70% climb in top-line revenue. The second quarter 2004 efficiency ratio was 101% when adjusted to exclude the Palm Beach County, temporary accounting, and the Naples returned item expenses, all of which the Company considers either as abnormal or not a consistent comparison with the 2003 period. The second quarter efficiency ratio declined three percentage points from the first quarter 2004 level (a four percentage point decline excluding the above three items in both periods). For the first half of 2004, the efficiency ratio was 109% (103% adjusted for the aforementioned items) compared to 148% for the first six months of last year.

Loan loss provision expense in second quarter 2004 decreased by $103,000 or 31% from first quarter 2004 to $230,000, reflective of reduced loan growth in the second quarter compared to the first. Nonetheless, the ratio of the allowance for loan losses to loans outstanding increased 0.02 percentage points from 90 days earlier to 0.81% at June 30, 2004. The resulting allowance was $2.132 million, up $751,000 or 54% from June 30, 2003. See the asset quality section of the Financial Condition segment of this MD&A for a discussion of the adequacy of the loan loss allowance. Compared to second quarter 2003, the loan loss provision rose $21,000 or 10%. The provision for the first six months of 2004 was $564,000, a $63,000 or 13% increase over the same period last year.

The Company’s second quarter 2004 net loss before loan loss provision expense was $290,000, an improvement of $267,000 or 48% over second quarter 2003. The Company considers this measurement an important indication of the size of its earnings stream (top-line revenue less noninterest expense) and its ability to absorb loan loss provisioning caused by rapid loan growth.

Because of the requirement to provide for loan loss allowance on credit risks coincident with loan growth, it may take several months before the net interest income on loan growth covers the associated loan loss provision expense. The larger the Company’s earnings stream becomes, the less the disproportionate impact on profitability of the preceding provisioning. For the first half of 2004, the net loss before loan loss provision expense was $468,000 or 66% lower than for the comparable 2003 period. Excluding the $261,000 in Palm Beach County, temporary accounting, and the Naples returned item costs noted above, the second quarter 2004 net loss before loan loss provision expense was $29,000.

Average	Balances, Income and Expenses, and Rates

The following tables represent, for the three-month and six-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages. Discussion of these tables is included above in the net interest income sections of the Results of Operations.

	For the Three-Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$47	$—	0.43%	$1,895	$6	1.25%
Securities (3)	7,434	78	4.20%	10,958	90	3.27%
Federal Funds Sold	8,610	17	0.80%	2,998	9	1.18%
Loans	251,302	3,273	5.22%	136,856	2,013	5.89%

Total Interest-Earning assets	267,392	3,368	5.05%	152,708	2,118	5.56%
Non Interest-earning assets	23,040			14,003

Total Assets	$290,432			$166,711

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$95,318	266	1.12%	$57,289	$210	1.46%
Savings	1,713	4	0.99%	1,183	1	0.46%
Time Deposit	126,099	847	2.70%	68,314	577	3.38%
Other Borrowings	2,839	10	1.36%	—	—	—%

Total interest-bearing liabilities	$225,969	1,128	2.00%	$126,787	$788	2.49%

Demand deposits	38,792			15,765
Other non-interest bearing liabilities	1,694			1,669

Total non-interest bearing liabilities	40,486			17,434

Stockholders’ Equity	23,977			22,490

Total Liabilities & Stockholders’ Equity	$290,432			$166,711

Net interest income		$2,240			1,330

Interest-rate spread (1)			3.05%			3.07%
Net Interest margin (2)			3.36%			3.49%
Ratio of average interest-bearing liabilities to average earning assets		84.5%			83.0%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock, which earn dividends paid on a quarterly basis.

	For the Three-Months Ended,
	June 30, 2004			March 31, 2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:

Interest Earning Deposits	$47	$—	0.43%	$46	$—	1.11%
Securities (3)	7,434	78	4.20%	8,888	71	3.23%
Federal Funds Sold	8,610	17	0.80%	4,457	12	1.05%
Loans	251,302	3,273	5.22%	218,292	2,882	5.31%

Total Interest-Earning assets	267,392	3,368	5.05%	231,683	2,965	5.15%
Non Interest-earning assets	23,040			22,948

Total Assets	$290,432			$254,631

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$95,318	266	1.12%	$93,035	$276	1.19%
Savings	1,713	4	0.99%	1,019	1	0.37%
Time Deposit	126,099	847	2.70%	100,755	711	2.84%
Other Borrowings	2,839	10	1.36%	376	2	1.74%

Total interest-bearing liabilities	$225,969	1,128	2.00%	$195,185	$990	2.04%

Demand deposits	38,792			33,830
Other non-interest bearing liabilities	1,694			1,274

Total non-interest bearing liabilities	40,486			35,104

Stockholders’ Equity	23,977			24,342

Total Liabilities & Stockholders’ Equity	$290,432			$254,631

Net interest income		$2,240			1,975

Interest-rate spread (1)			3.05%			3.11%
Net Interest margin (2)			3.36%			3.43%
Ratio of average interest-bearing liabilities to average interest-earning assets		84.5%			84.2%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock, which earn dividends paid on a quarterly basis.

	For the Six-Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$47	$—	0.76%	$7,229	$77	2.12%
Securities (3)	8,161	149	3.67%	9,560	166	3.47%
Federal Funds Sold	6,533	29	0.88%	6,810	40	1.18%
Loans	234,797	6,154	5.26%	123,347	3,657	5.94%

Total Interest-Earning assets	249,538	6,333	5.09%	146,946	3,940	5.37%
Non Interest-earning assets	22,994			13,925

Total Assets	$272,532			$160,871

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$94,177	542	1.15%	$55,545	$462	1.66%
Savings	1,366	5	0.76%	1,171	3	0.45%
Time Deposit	113,427	1,559	2.76%	66,255	1,144	3.45%
Other Borrowings	1,608	11	1.41%	—	—	—%

Total interest-bearing liabilities	$210,578	2,117	2.02%	$122,972	$1,609	2.62%

Demand deposits	36,311			15,652
Other non-interest bearing liabilities	1,483			1,614

Total non-interest bearing liabilities	37,794			17,266

Stockholders’ Equity	24,160			20,633

Total Liabilities & Stockholders’ Equity	$272,532			$160,871

Net interest income		$4,216			2,331

Interest-rate spread (1)			3.07%			2.75%
Net Interest margin (2)			3.39%			3.18%
Ratio of average interest-bearing liabilities to average interest-earning assets		84.4%			83.7%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock, which earn dividends paid on a quarterly basis.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$11	$(3)	$8
Other investments[1]	(44)	26	(18)
Loans[2]	1,487	(227)	1,260

Total interest income	1,455	(205)	1,250

Increase (decrease) in interest expense:
Savings deposits	1	2	3
Time deposits	387	(117)	270
Other interest-bearing deposits	105	(48)	57
Other borrowings	10	—	10

Total interest expense	503	(163)	340

Total change in net interest income	$952	$(41)	$910

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO MARCH 31, 2004

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$8	$3	$5
Other investments[1]	(15)	22	7
Loans[2]	438	(47)	391

Total interest income	431	(28)	403

Increase (decrease) in interest expense:
Savings deposits	2	2	3
Time deposits	173	(36)	136
Other interest-bearing deposits	6	(16)	(10)
Other borrowings	8	—	8

Total interest expense	189	(51)	138

Total change in net interest income	$242	$23	$265

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(1)	$(10)	$(11)
Other investments[1]	(54)	(39)	(93)
Loans[2]	2,918	(420)	2,497

Total interest income	2,863	(470)	2,393

Increase (decrease) in interest expense:
Savings deposits	1	2	3
Time deposits	644	(229)	414
Other interest-bearing deposits	220	(140)	80
Other borrowings	11	—	11

Total interest expense	876	(368)	508

Total change in net interest income	$1,987	$(102)	$1,885

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In determining the size of the allowance, management classifies the mix of the loan portfolio by commercial (within which there are six risk ratings), consumer (a single risk rating), and mortgage (a single risk rating) as discussed in the loans section of Financial Condition. As of June 30, 2004, there were no loans against which specific loan loss allocations have been established beyond those determined by the standard risk rating formula.

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended June 30, 2004, March 31, 2004 and June 30, 2003. See Note 5 for this table format comparing year-to-date 2004 to year-to-date 2003.

	June 30, 2004	March 31, 2004	June 30, 2003
Balance at beginning of period	$1,902	$1,568	$1,193
Consumer loan charge-offs	—	—	(21)
Recoveries	—	—	—
Provision for losses charged to operations	230	334	209

Balance at end of period	$2,132	$1,902	$1,381

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Financial Condition and in the loan loss provision expense sections of Results of Operations.

The allocation of the allowance for loan losses by type of loan as corresponded to the mix of loan balances by type is shown below (Dollars in thousands):

	June 30, 2004 Allowance	% of Loans in Each Category to Total Loans	March 31, 2004 Allowance	% of Loans in Each Category to Total Loans	December 31, 2004 Allowance	% of Loans in Each Category to Total Loans
Type of Loan:
Commercial loans	$559	12.0%	$$588	16.3%	$468	17.1%
Real estate loans	997	75.6%	846	70.6%	677	67.6%
Lines of credit	376	8.1%	302	8.4%	284	10.3%
Consumer loans	200	4.3%	166	4.7%	139	5.0%

Total	$2,132	100%	$$1,902	100%	$1,568	100%

Selected Ratios

The following table below shows selected ratios for the three months ended as indicated. Most of these ratios have been discussed in the above MD&A text.

	June 30, 2004	March 31, 2004	June 30, 2003
Return on average assets	(0.72)%	(0.81)%	(1.84)%
Return on average equity	(8.67)%	(8.87)%	(13.62)%
Interest-rate spread during the period	3.05%	3.11%	3.44%
Net interest margin	3.36%	3.43%	3.87%
Net charge-offs during the period to average loans outstanding during the period	0.00%	0.00%	0.06%
Allowance for loan losses to total loans	0.81%	0.79%	0.94%
Allowance for loan losses to nonperforming loans	168.67%	2928.52%	676.88%
Nonperforming loans to total loans	0.48%	0.03%	0.14%
Nonperforming assets to total assets	0.42%	0.02%	0.12%
Average equity to average assets ratio	8.26%	9.11%	13.49%

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets, which have also historically provided a regular source of jumbo deposits (deposits of $100,000 or more). Other deposit sources include national market CDs, as discussed below in “other sources of funds.” As of June 30, 2004, the loan to deposit ratio from all three deposit sources was 99.5% compared to 96.2% one year earlier and 94.7% at March 31, 2004.

In addition to deposits, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank (FHLB). Such borrowings have historically been relatively small, averaging $2.8 million for second quarter 2004, $376,000 for first quarter 2004, and none for second quarter 2003. At June 30, 2004, FHLB borrowings were $6.0 million versus zero at December 31, 2003 and at June 30, 2003. As detailed below in “other sources of funds,” the Company had $19.6 million in additional borrowing availability at June 30 to support loan and asset growth or supplement potential reduction in existing deposit or other funding sources.

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

Short-term investments averaged $8.7 million for second quarter 2004, about 75% higher than the $4.9 million average for second quarter 2003 and nearly twice the $4.5 million average in first quarter 2004. This higher level represents the liquidity management policy of the Company commensurate with increased deposit levels and was additionally higher due to reinvestment of a previously arranged $6.0 million 30-day borrowing made unnecessary at month end due to an unexpected rise in month-end deposits at the Naples bank. At June 30, 2004, short-term investments were $5.9 million versus being diminimus at March 31, 2004 and $4.1 million at June 30, 2003.

On a longer-term basis, the Company invests primarily in obligations of the United States, or obligations guaranteed as to principal and interest by the United States, and in other taxable securities (no nontaxable securities are held at this time). Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability (or is required for regulatory reasons) to hold these securities until maturity or on a long-term basis, they are classified as held-to-maturity investments. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. The volume of sales of available-for-sale securities is based on several factors, including but not limited to changes in interest rates, resultant prepayment risk, liquidity needs at the Banks and other factors related to interest rate and resultant prepayment risk.

All the Company’s securities are presently classified as available-for-sale. Outstandings were $6.2 million at June 30, 2004, down slightly from $7.4 million at March 31, 2004 and $9.5 million one year earlier. This gradual reduction reflects paydowns as well as a sale in second quarter 2004.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $265 million at June 30, 2004, up $112 million or 73% from one year earlier and $12 million or 5% over the last three months. The proceeds of these deposits have been invested in longer term assets, primarily commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $117 million or 79% to $264 million at June 30, 2004. During second quarter 2004, loans rose $24 million.

Total deposits averaged $262 million in second quarter 2004, up 84% or $119 million from the same period last year and up 15% or $33 million from first quarter 2004. Non-interest bearing deposits represented 15% of average total deposits during second quarter 2004, rising $23 million or nearly 1 1/2 times the level of the same quarter last year, when they averaged 11% of total deposits. Management continues to make a conscious effort to attract deposits from commercial relationships.

The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is sensitive to fluctuations in rates of interest.

NOW and money market deposits, a large portion of which can be sensitive to short-term interest rate movements, averaged $95 million in second quarter 2004, an increase of $38 million (up 66%) from second quarter 2003 and an increase of $2 million (up 2%) from first quarter 2004. The mix of this category to total average deposits has decreased to 36% in the most recent quarter, off from 40% in second quarter 2003 and first quarter 2004. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to support its asset levels. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to retain this funding source may impact the Company’s ability to react to changes in market rates of interest. At an average of $126 million, time deposits were 48% of total deposits in second quarter 2004, nearly the same mix as four quarters earlier, when time deposits averaged $68 million, and up from a 44% mix in first quarter 2004, when time deposits averaged $101 million.

Other Sources of Funds - In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Certificates of deposits raised from national market funding sources (included in the CD discussion above) averaged $44 million in second quarter 2004, or 17% of total average deposits. This level compares to an average of $9 million or 6% of total average deposits four quarters earlier and $29 million or 13% of total average deposits in first quarter 2004. Growth in average national market CDs accounted for $35 million of the $58 million in growth in total average deposits in second quarter 2004 compared to second quarter 2003 and $15 million of $25 million of such growth versus first quarter 2004.

At June 30, 2004, the Company had outstanding short-term (30-day) borrowings from the FHLB of $6.0 million of its present $6.6 million line, with $19 million in other available lines from correspondents. Another $33 million in FHLB borrowing capacity is in the process of being established based on collateral analysis at the Naples bank.

Interest Sensitivity

The following is a combined maturity and repricing analysis of rate sensitive assets and liabilities for Bank of Florida, N.A. (Naples) and Bank of Florida (Ft. Lauderdale) as of June 30, 2004.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$5,866	$—	$—	$—	$5,866
Due from banks and investment securities (including required investments in FHLB and FRB stock)	2,224		—	5,143	7,367
Loans	148,581	5,730	5,730	103,705	263,746

Total interest-earning assets	156,671	5,730	5,730	108,848	276,979

Interest-bearing deposits (Non-CDs)	95,416	—	—	—	95,416
Certificates of deposit	18,726	31,536	35,037	46,809	132,108
Other borrowings	8,000				8,000

Total interest-bearing liabilities	122,142	31,536	35,037	46,809	235,524

Interest Sensitivity Gap:
Sensitive assets less rate sensitive liabilities	$34,529	$(25,806)	$(29,307)	$62,039	$41,455

Cumulative interest sensitivity gap	34,529	8,723	(20,584)	41,455

Interest sensitivity gap ratio	128.3%	18.2%	16.4%	232.5%

Cumulative interest sensitivity gap ratio	128.3%	105.7%	89.1%	117.6%

The objective of interest sensitivity management is to minimize the risk associated with the effect of interest rate changes on the net interest margin while maintaining net interest income at acceptable levels. Managing this risk involves monthly monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. All assets and liabilities are evaluated as maturing at the earlier of re-pricing date or contractual maturity date. While liabilities without specific terms such as money market, NOW and savings accounts are generally considered core deposits for liquidity purposes, they are deemed to re-price for purposes of interest rate sensitivity analysis. Management subjectively sets rates on all accounts.

At June 30, 2004, the Company had $168 million in interest sensitive assets compared to $189 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a negative gap position of $21 million or 10.9%. Within the first 90 days of a rate change, the Company is positively gapped by $35 million, reflecting, among other factors, that 55% of the portfolio will immediately reprice with a prime rate increase, with a further 2 percentage point benefit from prime-based loans which reprice within 90 days. Beyond that time period, the cumulative impact of maturing CDs, net of maturing loans, creates a negatively gapped position.

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

The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which reprices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate. In addition, in the case of an expanding balance sheet with the Company’s characteristics, the 180 day period at which the gap turns negative could be continuously pushed further out in a rising rate environment.

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

The Company was considered well capitalized as of June 30, 2004. On June 25, 2004, the Naples bank borrowed $2 million in subordinated debt, enabling it to purchase a $5.5 million loan participation package from its sister Ft. Lauderdale bank, ensuring that the Company and its subsidiaries retained their “well-capitalized” designation at second quarter end. On March 30, 2004,

Bancshares of Florida, Inc. issued 34,000 shares of $0.01 par value Series A preferred stock at $100 per share to accredited investors, who were largely Company insiders. The $3.4 million proceeds from this offering enabled the Company and its subsidiaries to retain their well-capitalized classification.

Since June 30, 2004, the Company has further expanded its common equity position as indicated in the “Subsequent Events” Note 8. The following table reflects the actual capital levels and minimum required levels at June 30, 2004 (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$27,927	11.24%	$19,886	8.00%	$24,857	10.00%
Bank of Florida, N.A.	$18,106	10.35%	$13,995	8.00%	$17,494	10.00%
Bank of Florida	$7,287	10.08%	$5,783	8.00%	$7,229	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$23,795	9.57%	$9,943	4.00%	$14,914	6.00%
Bank of Florida, N.A.	$14,732	8.42%	$6,999	4.00%	$10,498	6.00%
Bank of Florida	$6,528	9.03%	$2,892	4.00%	$4,338	6.00%
Tier 1 capital (to average assets)
Consolidated	$23,795	8.19%	$11,617	4.00%	$14,522	5.00%
Bank of Florida, N.A.	$14,732	7.32%	$8,050	4.00%	$10,063	5.00%
Bank of Florida	$6,528	7.68%	$3,400	4.00%	$4,250	5.00%

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the report that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate for the above described purpose.

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

Exhibit Number	Description of Exhibit
a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h.10.12	Employee Severance Agreement of Terry E. Best, dated as of March 31, 2003.

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

i.10.14	Agreement and Plan of Merger by and between Bancshares of Florida, Inc. and Horizon Financial Corp.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)	REPORTS ON FORM 8-K

In the fiscal quarter ended June 30, 2004, the Company filed the following Form 8-Ks:

Date	Subject
June 1, 2004	Description and filing of a letter to the Company’s shareholders concerning the forthcoming Annual Meeting of Shareholders.

May 18, 2004	Issuance of a press release concerning the withdrawal of the Company’s Registration Statement on Form SB-2.

May 13, 2004	Issuance of a press release concerning the filing of the Company’s Registration Statement on Form SB-2.

May 6, 2004	Issuance of a press release concerning the Company’s financial performance for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: August 12, 2004	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2004	By:	/s/ DAVID G. WALLACE
David G. Wallace
Chief Financial Officer (Principal Financial and Accounting Officer)