Form 10QSB/A
period 2004-06-30
BANCSHARES OF FLORIDA INC
filed 2004-10-27
CIK 1082368

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

PART I. Financial Information

This Form 10-QSB has been amended to correct the loss per share calculations in connection with the accounting for dividends paid on the company’s Series A preferred stock issued in March 2004.

Item 1. Financial Statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(In Thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$14,138	$8,299
Interest bearing deposits in other banks	47	46
Federal funds sold	5,866	79

TOTAL CASH AND CASH EQUIVALENTS	20,051	8,424

Securities available for sale, at fair value	6,281	8,072

Loans	263,746	200,490
Less:
Allowance for loan losses	2,132	1,568
Unearned income and deferred loan fees	145	115

NET LOANS	261,469	198,807

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	1,039	739
Premises and equipment	5,878	4,724
Accrued interest receivable	824	788
Other assets	1,801	1,056

TOTAL ASSETS	$297,343	$222,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$265,102	$201,154
Short term borrowings	6,000	—
Subordinated debt	2,000	—
Accrued interest payable	88	41
Accrued expenses and other liabilities	578	195

TOTAL LIABILITIES	273,768	201,390

Commitments

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3,470,200; 50,000 shares authorized, 34,702 shares issued and outstanding at June 30, 2004; no shares designated, authorized, issued or outstanding at December 31, 2003	3,470	—
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 3,094,199 and 3,079,199 shares issued and outstanding	31	31
Additional paid-in capital	29,784	29,634
Accumulated deficit	(9,490)	(8,389)
Accumulated other comprehensive (loss)	(220)	(56)

TOTAL STOCKHOLDERS’ EQUITY	23,575	21,220

	$297,343	$222,610

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three-Months Ended June 30, 2004 and 2003

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended June 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,273	$2,013
Interest on securities available for sale	64	70
Interest on other interest earning assets	14	26
Interest on federal funds sold	17	9

TOTAL INTEREST INCOME	3,368	2,118

INTEREST EXPENSE
Interest on deposits	1,118	788
Interest on short term borrowings and subordinated debt	10	—

TOTAL INTEREST EXPENSE	1,128	788

NET INTEREST INCOME	2,240	1,330

PROVISION FOR LOAN LOSSES	230	209

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,010	1,121

NONINTEREST INCOME
Mortgage banking	43	64
Trust fees	258	107
Service charges and fees	202	108
Gains on sales of securities available for sale, net	5	9

TOTAL NONINTEREST INCOME	508	288

NONINTEREST EXPENSES
Salaries and employee benefits	1,480	1,105
Occupancy expenses	521	341
Equipment rental, depreciation and maintenance	195	196
General operating	842	533

TOTAL NONINTEREST EXPENSES	3,038	2,175

LOSS BEFORE INCOME TAXES	(520)	(766)

INCOME TAXES	—	—

NET LOSS	$(520)	$(766)

LOSS PER SHARE (Basic and Diluted), as restated	$(0.19)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,094,199	3,079,199

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six-Months Ended June 30, 2004 and 2003

(In Thousands, except share and per share data)

	(unaudited)
	Six-months ended June 30,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$6,154	$3,657
Interest on securities available for sale	130	132
Interest on other interest earning assets	20	111
Interest on federal funds sold	29	40

TOTAL INTEREST INCOME	6,333	3,940

INTEREST EXPENSE
Interest on deposits	2,106	1,609
Interest on short term borrowings and subordinated debt	11	—

TOTAL INTEREST EXPENSE	2,117	1,609

NET INTEREST INCOME	4,216	2,331

PROVISION FOR LOAN LOSSES	564	501

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,652	1,830

NONINTEREST INCOME
Mortgage banking	91	173
Trust fees	501	189
Service charges and fees	351	202
Gains on sales of securities available for sale, net	5	9

TOTAL NONINTEREST INCOME	948	573

NONINTEREST EXPENSES
Salaries and employee benefits	2,769	2,201
Occupancy expenses	910	687
Equipment rental, depreciation and maintenance	369	383
General operating	1,584	1,006

TOTAL NONINTEREST EXPENSES	5,632	4,277

LOSS BEFORE INCOME TAXES	(1,032)	(1,874)

INCOME TAXES	—	—

NET LOSS	$(1,032)	$(1,874)

LOSS PER SHARE (Basic and Diluted), as restated	$(0.36)	$(0.67)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,086,781	2,815,663

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2004 and 2003

(In Thousands)

	(unaudited)
	Six-Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,032)	$(1,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	328
Provision for loan losses	564	501
Amortization of deferred loan fees and discounts	21	8
Amortization of premiums and discounts on investments, net	18	—
Gains on sales of securities available for sale, net	(5)	(9)
Increase in accrued interest receivable	(36)	(83)
Increase in other assets	(358)	(173)
Increase in accrued interest payable	47	(15)
Increase in accrued expenses and other liabilities	383	(30)

NET CASH USED IN OPERATING ACTIVITIES	(64)	(1,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(63,247)	(41,315)
Proceeds from principal repayments on securities available for sale	1,615	—
Purchase of securities available for sale	—	(2,807)
Purchase of restricted securities	(300)	(202)
Purchase of premises and equipment	(1,488)	(196)
Acquisition cost of business	(387)	—

NET CASH USED IN INVESTING ACTIVITIES	(63,807)	(44,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	63,948	23,715
Increase in short term borrowings	6,000	—
Proceeds from subordinated debt issuance	2,000	—
Net proceeds from issuance of Series A preferred stock	3,400	—
Net proceeds from issuance of common stock	150	9,163

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,498	32,878

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	11,627	(12,990)

CASH AND CASH EQUIVALENTS
Beginning of period	8,424	26,373

End of period	$20,051	$13,383
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,070	$1,624
Noncash Transactions:
Unrealized (decrease)increase in fair value on securities available for sale	$(164)	$64

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

The per share weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $7.03 and $0.00, respectively and for the six months ended June 30, 2004 and 2003 was $7.19 and $4.25 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

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

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	For the three months ended June 30,
	2004	2003
Net loss as reported	$(520)	$(766)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	(8)

Proforma net loss	$(601)	$(774)

Basic and diluted net loss per share as reported, as restated	$(0.19)	$(0.25)
Basic and diluted proforma net loss per share, as restated	$(0.21)	$(0.25)

	For the six months ended June 30,
	2004	2003
Net loss as reported	$(1,032)	$(1,874)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(100)	(21)

Proforma net loss	$(1,132)	$(1,895)

Basic and diluted net loss per share as reported, as restated	$(0.36)	$(0.67)
Basic and diluted proforma net loss per share, as restated	$(0.40)	$(0.67)

Comprehensive Loss:

The Company’s comprehensive loss for the three months ended June 30, 2004 and 2003 is presented below (in thousands):

	For the three months ended June 30,
	2004	2003
Net loss	$(520)	$(766)
Unrealized holding gains on securities available for sale	(230)	22

Total comprehensive loss	$(750)	$(1,086)

The Company’s comprehensive loss for the six months ended June 30, 2004 and 2003 is presented below (in thousands):

	For the six months ended June 30,
	2004	2003
Net loss	$(1,032)	$(1,874)
Unrealized holding gains on securities available for sale	(164)	64

Total comprehensive loss	$(1,196)	$(1,810)

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

In May 2003, the FASB issued SFAS No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company has presented the Series A Preferred Stock issue in the financial statements in accordance with SFAS No. 150 where applicable.

Losses Per Common Share:

Basic loss per share represents net loss less dividends paid on the Series A Preferred Stock, divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2004 and 2003, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At June 30, 2004, there were 378,799 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation. At June 30, 2003, there were 228,350 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation.

Components used in computing loss per share for the three months ended June 30, 2004 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(520)
Less dividends paid on the Series A Preferred Stock	(70)

Loss available to common shareholders, as restated	$(590)	3,094,199	$(0.19)

Components used in computing loss per share for the three months ended June 30, 2003 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(766)	3,079,199	$(0.25)

Components used in computing loss per share for the six months ended June 30, 2004 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Net loss	$(1,032)
Less dividends paid on the Series A Preferred Stock	(70)

Loss available to common shareholders, as restated	$(1,102)	3,094,199	$(0.36)

Components used in computing loss per share for the six months ended June 30, 2003 are summarized as follows (in thousands, except share data):

Basic and Dilutive Loss per Share	Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Loss available to common shareholders	$(1,874)	2,815,663	$(0.67)

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

The following presents financial information of reportable segments as of and for the three-month periods ended June 30, 2004 and 2003 and March 31, 2004 as well as for the six-month periods ended June 30, 2004 and 2003. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated net of the latter eliminating entries.

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Three Months Ended:

June 30, 2004
Net interest income	$1,489	738	13	—	2,240
Noninterest income	216	34	258	—	508
Provision for loan losses	170	60	—	—	230
Noninterest expense	1,356	708	248	726	3,038

Net income (loss)	$179	4	23	(726)	(520)

End of period assets	$210,056	84,892	1,592	803	297,343

March 31, 2004
Net interest income	$1,334	623	18	—	1,975
Noninterest income	163	35	243	—	441
Provision for loan losses	153	180	—	—	333
Noninterest expense	1,271	647	251	426	2,595

Net income (loss)	$73	(169)	10	(426)	(512)

End of period assets	$197,972	84,429	2,571	(3,650)	281,322

June 30, 2003
Net interest income	$1,040	279	11	—	1,330
Noninterest income	169	12	107	—	287
Provision for loan losses	116	93	—	—	209
Noninterest expense	1,196	667	214	98	2,175

Net loss	$(103)	(469)	(96)	(98)	(766)

End of period assets	$131,067	42,094	2,148	66	175,375

	Bank of Florida, N.A. Naples	Bank of Florida Ft. Lauderdale	Florida Trust Company	Other	Bancshares of Florida Consolidated
For the Six Months Ended:

June 30, 2004
Net interest income	$2,834	1,350	32	—	4,216
Noninterest income	380	68	500	—	948
Provision for loan losses	324	240	—	—	564
Noninterest expense	2,627	1,354	499	1,152	5,632

Net income (loss)	$263	(176)	33	(1,152)	(1,032)

End of period assets	$210,056	84,892	1,592	803	297,343

June 30, 2003
Net interest income	$1,914	406	11	—	2,331
Noninterest income	350	34	189	—	573
Provision for loan losses	312	189	—	—	501
Noninterest expense	2,376	1,296	416	189	4,277

Net loss	$(424)	(1,045)	(216)	(189)	(1,874)

End of period assets	$131,067	42,094	2,148	66	175,375

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

NOTE 7—Subordinated Debt

During June of 2004, Bank of Florida, N.A. issued $2 million in subordinated debt to a local community bank. Interest is payable monthly at a rate of Prime less one percent during the first sixty days and prime plus one percent thereafter. Interest rate at June 30, 2004 is 3.00%. This debt matures and is payable in full in June of 2010. Bank of Florida, N.A. may prepay the debt at its option (and with the approval of the Office of the Comptroller of the Currency, if necessary) without penalty plus accrued interest.

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

DISCUSSION OF THE THREE MONTHS ENDED JUNE 30, 2004

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003 AND MARCH 31, 2004 AND

DISCUSSION OF THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

Management Summary

The Company reported a second quarter 2004 net loss of $520,000 or $0.19 per common share, a 32% improvement from second quarter 2003’s results. For the first six months of 2004, the net loss was $1,032,000, a reduction of 45% from the comparable 2003 period, while the loss per common share decreased 46% to $0.36. Compared to first quarter 2004, the net loss increased by 2% and the loss per share increased $0.02. Second quarter 2004 contained Palm Beach location start-up expense and temporary accounting costs of a combined $208,000 compared to $47,000 in such expenses in first quarter 2004, equivalent to $0.07 and $.02 per share, respectively, of the net loss.

Bancshares’ second quarter 2004 achievements by subsidiary are highlighted below.

•	Bank of Florida, N.A. (Naples), crossed the $200 million asset threshold for the first time during the quarter, reaching $210 million in assets as of June 30, 2004. Earnings were positive for the fourth consecutive quarter at $179,000 versus a loss of $103,000 in second quarter 2003 and earnings of $84,000 in first quarter 2004. Loans rose $23 million (up 14%) in the last 90 days, including $5.5 million in loan participations from its affiliate Ft. Lauderdale bank as part of that bank’s capital management strategy to remain well-capitalized. In addition, during the quarter, the Naples bank raised $2.0 million in subordinated debt, enabling it to retain its well-capitalized position. Lastly, $53,000 in uncollectible returned items were written off this quarter at the Naples bank; expanded controls have been implemented to minimize these write-offs going forward.

•	Bank of Florida (Ft. Lauderdale), with quarter-end assets of $85 million, reached break-even for the first time in its history at net income of $4,000, achieving this level in its eighth quarter of operations. This compares with losses of $469,000 in second quarter 2003 and $180,000 in first quarter 2004. A primary factor in the improvement over the first quarter was a $121,000 reduction in loan loss provision expense due to $1.2 million in loan growth (up 2%) in the second quarter versus a record $18.2 million in loan growth (up 34%) during the first quarter.

•	Bank of Florida Trust Company produced a second consecutive positive earnings quarter at $23,000, up from $10,000 in first quarter 2004 and a loss of $96,000 in second quarter 2003. Assets under advice reached $162 million, an increase of $68 million or 72% compared to June 30, 2003 and a rise of $12 million or 8% in the last 90 days. Bank of Florida Trust Company commenced operations in August, 2000.

•	Unallocated bank holding company expense was $726,000 for the quarter. This includes $182,000 in start-up expenses of our future Palm Beach County operation and $26,000 for outside accounting expense to fill a temporary need, neither of which the Company considers as on-going holding company costs. Excluding these latter costs, the resulting expense of $518,000 compares to $98,000 in second quarter 2003 and $397,000 in first quarter 2004, excluding Palm Beach start-up and temporary accounting expense. It reflects planned growth in parent company infrastructure to provide cost-effective services to the subsidiaries as well as to pursue the Company’s strategic growth plan to operate in multiple geographic markets. Upon successful consummation of expansionary activities currently underway, the Company will have banking subsidiaries in four major Florida markets, supported by its trust company and a new mortgage origination and sale capability.

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

Financial Condition

	AT JUNE 30,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total assets	$297,343	175,375	121,968	69.5%
Cash and cash equivalents	20,051	13,383	6,668	49.8%
Interest-earning assets	276,979	161,479	115,500	71.5%
Investment securities	6,281	9,533	(3,252)	(34.1)%
Loans held for investment	263,746	147,183	116,563	79.2%
Allowance for loan losses	2,132	1,381	751	54.4%
Deposit accounts	265,102	153,032	112,070	73.2%
Stockholders’ equity	23,575	22,167	1,408	6.4%

Total shares outstanding	3,094,199	3,079,199	15,000	0.5%
Book value per share	6.52	7.20	(0.68)	(9.4)%

Allowance for loan losses to total loans	0.81%	0.94%	(0.13)%	(13.8)%
Allowance for loan losses to nonperforming loans	168.67%	676.88%	(508.22)%	(75.1)%
Nonperforming loans to total loans	0.48%	0.14%	0.34%	243.9%
Nonperforming assets to total assets	0.42%	0.12%	0.31%	258.3%

Leverage (Tier 1 to average total assets)	8.12%	13.82%	(5.70)%	(41.2)%
Assets under advisement – Florida Trust Company	$162,185	94,400	67,785	71.8%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2004	MARCH 31, 2004	$	%
Total assets	$297,343	281,322	16,021	5.7%
Cash and cash equivalents	20,051	28,010	(7,959)	(28.4)%
Interest-earning assets	276,979	247,676	29,303	11.8%
Investment securities	6,281	7,388	(1,107)	(15.0)%
Loans held for investment	263,746	239,458	24,288	10.1%
Allowance for loan losses	2,132	1,902	230	12.1%
Deposit accounts	265,102	252,857	12,245	4.8%
Stockholders’ equity	23,575	24,325	(750)	(3.1)%

Total shares outstanding	3,094,199	3,094,199	—	—%
Book value per share	6.52	6.76	(0.24)	(3.6)%

Allowance for loan losses to total loans	0.81%	0.79%	0.02%	2.5%
Allowance for loan losses to nonperforming loans	168.67%	2928.52%	(2759.85)%	(94.2)%
Nonperforming loans to total loans	0.48%	0.03%	0.45%	1657.9%
Nonperforming assets to total assets	0.42%	0.02%	0.40%	1731.9%

Leverage (Tier 1 to average total assets)	8.12%	9.55%	(1.43)%	(15.0)%
Assets under advisement – Florida Trust Company	$162,185	150,345	11,840	7.9%

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

Asset quality continued to be very good, with no net charge-offs for the second quarter or the first six months versus $21,000 and $26,000 for the comparable 2003 periods. Nonperforming loans rose to $1.3 million at quarter end from a diminimus level at March 31, 2004, entirely due to a single individual customer; net proceeds from the sale of collateral are expected to fully offset this loan exposure. In the meantime, the ratio of nonperforming loans to loans outstanding rose to 0.48% from 0.03% 90 days earlier, but still compares favorably to the peer bank level of 0.82% as of March 31, 2004. Coverage of the loan loss allowance over nonperformers was 169% at June 30, 2004, a reduction from coverage of 2929% and 677% 90 days and one year earlier, respectively. While present coverage is less than the peer median coverage at March 31, 2004 of 339%, anticipated recovery from the above nonperforming customer (as of August, 2004, approximately $930,000 in principal and accrued interest has been collected) would restore coverage to prior period levels. Total loans 30 days past due through nonaccrual were $2.2 million or 0.84% of loans outstanding, up from 0.31% and 0.20% 90 days and one year earlier. The primary reason for the increase was the aforementioned $1.2 million nonaccruing loan.

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

The Company’s Tier 1 leverage ratio decreased 516 basis points in the last 12 months to 8.14% at June 30, 2004, still above the minimum for well-capitalized bank holding companies of 5.0%. This reflects an elevated ratio one year ago following the Company’s initial public offering in February 2003 and the impact of rapid 70% growth in total assets during the period. On June 25, 2004, the Naples bank borrowed $2 million in subordinated debt from a local community bank, enabling the Company and its subsidiaries to retain their “well-capitalized” designation at quarter end.

Results of Operations

Second Quarter 2004 Compared to Second Quarter 2003

	FOR THE THREE MONTHS ENDED JUNE 30,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total interest income	$3,368	2,118	1,250	59.0%
Total interest expense	1,128	788	340	43.1%

Net interest income before provision	2,240	1,330	910	68.4%
Provision for loan losses	230	209	21	10.0%

Net interest income after provision	2,010	1,121	889	79.3%
Non-interest income	503	279	224	80.3%
Gains on sale of investment securities	5	9	(4)	44.4%
Non-interest expense	3,038	2,175	863	39.7%
Provision for income taxes	—	—	—	—

Net loss	(520)	(766)	246	32.1%

Basic loss per share, as restated	(0.19)	(0.25)	0.06	24.0%
Diluted loss per share, as restated	$(0.19)	(0.25)	0.06	24.0%
Weighted average shares used for diluted loss per share	3,094,199	3,079,199	15,000	0.5%

Top-line revenue	2,743	1,609	1,134	70.5%
Net interest margin	3.36%	3.43%	(0.07)%	(2.0)%
Efficiency ratio	110.75%	134.43%	(23.68)%	(17.6)%
Average equity to average assets	8.26%	13.49%	(5.23)%	(38.8)%
Average loans held for investment to average deposits	95.95%	96.00%	(0.05)%	0.1%
Net charge-offs to average loans	0.00%	0.06%	(0.06)%	n/a

The primary reason for the $246,000 or 32% reduction in the Company’s second quarter 2004 net loss to $520,000 compared to the same quarter last year was the $1.1 million or 70% climb in top-line revenue, which more than offset increased noninterest expense of $863,000 (up 40%) and higher loan loss provision of $21,000 (up 10%).

Second Quarter 2004 Compared to First Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2004	MARCH 31, 2003	$	%
Total interest income	$3,368	2,965	403	13.6%
Total interest expense	1,128	990	138	13.9%

Net interest income before provision	2,240	1,975	265	13.4%
Provision for loan losses	230	333	(103)	(30.9)%

Net interest income after provision	2,010	1,642	368	22.4%
Non-interest income	503	441	62	14.1%
Gains on sale of investment securities	5	—	5	n/a
Non-interest expense	3,038	2,595	443	17.1%
Provision for income taxes	—	—	—	—

Net loss	(520)	(512)	(8)	(1.6)%

Basic loss per share, as restated	(0.19)	(0.17)	(0.02)	0.1%
Diluted loss per share, as restated	$(0.19)	(0.17)	(0.02)	0.1%
Weighted average shares used for diluted loss per share	3,094,199	3,079,364	14,835	—

Top-line revenue	2,743	2,416	327	13.5%
Net interest margin	3.36%	3.43%	(0.07)%	(2.0)%
Efficiency ratio	110.75%	107.41%	3.34%	3.1%
Average equity to average assets	8.26%	9.11%	(0.85)%	(9.3)%
Average loans held for investment to average deposits	95.95%	111.15%	(15.2)%	(13.7)%
Net charge-offs to average loans	0.00%	0.00%	(0.00)%	n/a

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

Year to-Date 2004 Compared to Year-to-Date 2003

	FOR THE SIX MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2004	JUNE 30, 2003	$	%
Total interest income	$6,333	3,940	2,393	60.7%
Total interest expense	2,117	1,609	508	31.6%

Net interest income before provision	4,216	2,331	1,885	80.9%
Provision for loan losses	564	501	63	12.6%

Net interest income after provision	3,652	1,830	1,822	99.6%
Non-interest income	943	564	379	67.2%
Gains on sale of investment securities	5	9	(4)	(44.4)%
Non-interest expense	5,632	4,277	1,355	31.7%
Provision for income taxes	—	—	—	—

Net loss	(1,032)	(1,874)	842	44.9%

Basic loss per share, as restated	(0.36)	(0.67)	(0.31)	46.3%
Diluted loss per share, as restated	$(0.36)	(0.67)	(0.31)	46.3%
Weighted average shares used for diluted loss per share	3,086,781	2,815,663	271,118	—

Top-line revenue	5,159	2,895	2,264	78.2%
Net interest margin	3.39%	3.18%	0.21%	6.6%
Efficiency ratio	109.17%	147.74%	(38.57)%	(26.1)%
Average equity to average assets	8.87%	12.83%	(3.96)%	(30.9)%
Average loans held for investment to average deposits	95.73%	88.98%	6.75%	7.6%
Net charge-offs to average loans	0.00%	0.09%	0.09%	100.0%

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

	For the Three-Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$47	$—	0.43%	$1,895	$6	1.25%
Securities (3)	7,434	78	4.20%	10,958	90	3.27%
Federal Funds Sold	8,610	17	0.80%	2,998	9	1.18%
Loans	251,302	3,273	5.22%	136,856	2,013	5.89%

Total Interest-Earning assets	267,392	3,368	5.05%	152,708	2,118	5.56%
Non Interest-earning assets	23,040			14,003

Total Assets	$290,432			$166,711

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$95,318	266	1.12%	$57,289	$210	1.46%
Savings	1,713	4	0.99%	1,183	1	0.46%
Time Deposit	126,099	847	2.70%	68,314	577	3.38%
Other Borrowings	2,839	10	1.36%	—	—	—%

Total interest-bearing liabilities	$225,969	1,128	2.00%	$126,787	$788	2.49%

Demand deposits	38,792			15,765
Other non-interest bearing liabilities	1,694			1,669

Total non-interest bearing liabilities	40,486			17,434

Stockholders’ Equity	23,977			22,490

Total Liabilities & Stockholders’ Equity	$290,432			$166,711

Net interest income		$2,240			1,330

Interest-rate spread (1)			3.05%			3.07%
Net Interest margin (2)			3.36%			3.49%
Ratio of average interest-bearing liabilities to average earning assets		84.5%			83.0%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly basis.

	For the Three-Months Ended,
	June 30, 2004			March 31, 2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$47	$—	0.43%	$46	$—	1.11%
Securities (3)	7,434	78	4.20%	8,888	71	3.23%
Federal Funds Sold	8,610	17	0.80%	4,457	12	1.05%
Loans	251,302	3,273	5.22%	218,292	2,882	5.31%

Total Interest-Earning assets	267,392	3,368	5.05%	231,683	2,965	5.15%
Non Interest-earning assets	23,040			22,948

Total Assets	$290,432			$254,631

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$95,318	266	1.12%	$93,035	$276	1.19%
Savings	1,713	4	0.99%	1,019	1	0.37%
Time Deposit	126,099	847	2.70%	100,755	711	2.84%
Other Borrowings	2,839	10	1.36%	376	2	1.74%

Total interest-bearing liabilities	$225,969	1,128	2.00%	$195,185	$990	2.04%

Demand deposits	38,792			33,830
Other non-interest bearing liabilities	1,694			1,274

Total non-interest bearing liabilities	40,486			35,104

Stockholders’ Equity	23,977			24,342

Total Liabilities & Stockholders’ Equity	$290,432			$254,631

Net interest income		$2,240			1,975

Interest-rate spread (1)			3.05%			3.11%
Net Interest margin (2)			3.36%			3.43%
Ratio of average interest-bearing liabilities to average interest-earning assets		84.5%			84.2%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly basis.

	For the Six-Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$47	$—	0.76%	$7,229	$77	2.12%
Securities (3)	8,161	149	3.67%	9,560	166	3.47%
Federal Funds Sold	6,533	29	0.88%	6,810	40	1.18%
Loans	234,797	6,154	5.26%	123,347	3,657	5.94%

Total Interest-Earning assets	249,538	6,333	5.09%	146,946	3,940	5.37%
Non Interest-earning assets	22,994			13,925

Total Assets	$272,532			$160,871

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$94,177	542	1.15%	$55,545	$462	1.66%
Savings	1,366	5	0.76%	1,171	3	0.45%
Time Deposit	113,427	1,559	2.76%	66,255	1,144	3.45%
Other Borrowings	1,608	11	1.41%	—	—	—%

Total interest-bearing liabilities	$210,578	2,117	2.02%	$122,972	$1,609	2.62%

Demand deposits	36,311			15,652
Other non-interest bearing liabilities	1,483			1,614

Total non-interest bearing liabilities	37,794			17,266

Stockholders’ Equity	24,160			20,633

Total Liabilities & Stockholders’ Equity	$272,532			$160,871

Net interest income		$4,216			2,331

Interest-rate spread (1)			3.07%			2.75%
Net Interest margin (2)			3.39%			3.18%
Ratio of average interest-bearing liabilities to average interest-earning assets		84.4%			83.7%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly basis.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$11	$(3)	$8
Other investments[1]	(44)	26	(18)
Loans[2]	1,487	(227)	1,260

Total interest income	1,455	(205)	1,250

Increase (decrease) in interest expense:
Savings deposits	1	2	3
Time deposits	387	(117)	270
Other interest-bearing deposits	105	(48)	57
Other borrowings	10	—	10

Total interest expense	503	(163)	340

Total change in net interest income	$952	$(41)	$910

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO MARCH 31, 2004

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$8	$3	$5
Other investments[1]	(15)	22	7
Loans[2]	438	(47)	391

Total interest income	431	(28)	403

Increase (decrease) in interest expense:
Savings deposits	2	2	3
Time deposits	173	(36)	136
Other interest-bearing deposits	6	(16)	(10)
Other borrowings	8	—	8

Total interest expense	189	(51)	138

Total change in net interest income	$242	$23	$265

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(1)	$(10)	$(11)
Other investments[1]	(54)	(39)	(93)
Loans[2]	2,918	(420)	2,497

Total interest income	2,863	(470)	2,393

Increase (decrease) in interest expense:
Savings deposits	1	2	3
Time deposits	644	(229)	414
Other interest-bearing deposits	220	(140)	80
Other borrowings	11	—	11

Total interest expense	876	(368)	508

Total change in net interest income	$1,987	$(102)	$1,885

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

	June 30, 2004	March 31, 2004	June 30, 2003
Balance at beginning of period	$1,902	$1,568	$1,193
Consumer loan charge-offs:	—	—	(21)
Recoveries:	—	—	—
Provision for losses charged to operations	230	334	209

Balance at end of period	$2,132	$1,902	$1,381

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Financial Condition and in the loan loss provision expense sections of Results of Operations.

The allocation of the allowance for loan losses by type of loan has corresponded to the increases in loan balances by type (Dollars in thousands):

	June 30, 2004 Allowance	% of Loans in Each Category to Total Loans	March 31, 2004 Allowance	% of Loans in Each Category to Total Loans	December 31, 2004 Allowance	% of Loans in Each Category to Total Loans
Type of Loan:
Commercial loans	$559	12.0%	$588	16.3%	$468	17.1%
Real estate loans	997	75.6%	846	70.6%	677	67.6%
Lines of credit	376	8.1%	302	8.4%	284	10.3%
Consumer loans	200	4.3%	166	4.7%	139	5.0%

Total	$2,132	100%	$1,902	100%	$1,568	100%

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

Total deposits averaged $262 million in second quarter 2004, up 84% or $119 million from the same period last year and up 15% or $33 million from first quarter 2004. Non-interest bearing deposits represented 15% of average total deposits during second quarter 2004, rising $23 million or nearly 1 ½ times the level of the same quarter last year, when they averaged 11% of total deposits. Management continues to make a conscious effort to attract deposits from commercial relationships.

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

Exhibit Number	Description of Exhibit
a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

d.10.7	Employment Agreement of Thomas M. Whelan, dated as of April 28, 1999.

f.10.7.1	Amendment to Employment Agreement of Thomas M. Whelan, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h.10.12	Employee Severance Agreement of Terry E. Best, dated as of March 31, 2003.

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

i.10.14	Agreement and Plan of Merger by and between Bancshares of Florida, Inc. and Horizon Financial Corp.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b) REPORTS ON FORM 8-K

In the fiscal quarter ended June 30, 2004, the Company filed the following Form 8-Ks:

Date	Subject
June 1, 2004	Description and filing of a letter to the Company’s shareholders concerning the forthcoming Annual Meeting of Shareholders.

May 18, 2004	Issuance of a press release concerning the withdrawal of the Company’s Registration Statement on Form SB-2.

May 13, 2004	Issuance of a press release concerning the filing of the Company’s Registration Statement on Form SB-2.

May 6, 2004	Issuance of a press release concerning the Company’s financial performance for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: October 27, 2004	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan Chief Executive Officer (Principal Executive Officer)

Dated: October 27, 2004	By:	/s/ DAVID G. WALLACE
David G. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)