Form 10QSB
period 2004-09-30
BANCSHARES OF FLORIDA INC
filed 2004-11-15
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, as of November 10, 2004: 4,835,632 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule12b2). 2)    Yes  ☐    No  ☒

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

Index

		Page

PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – At September 30, 2004 and December 31, 2003	1

	Condensed Consolidated Statements of Operations - Three and nine month periods ended September 30, 2004 and 2003	2

	Condensed Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2003 and nine months ended September 30, 2004	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and nine month Periods ended September 30, 2004 and 2003	3

	Condensed Consolidated Statements of Cash Flows - Nine month Periods ended September 30, 2004 and 2003	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

	Overview	12

	Critical Accounting Policies	12

	Discussion of the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003 and June 30, 2004 And Discussion of the Nine Months Ended September 30, 2004 and 2003	13

	Liquidity and Capital Resources	28

	Quantitative and Qualitative Disclosures about Market Risk	32

Item 3.	Controls and Procedures	33

PART II.	Other Information

Item 6.	Exhibits	34

	Signatures	36

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(In Thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$11,225	$8,299
Interest bearing deposits in other banks	102	46
Federal funds sold	30,553	79

TOTAL CASH AND CASH EQUIVALENTS	41,880	8,424

Securities available for sale, at fair value	10,196	8,072

Loans	284,599	200,490
Less:
Allowance for loan losses	2,368	1,568
Unearned income and deferred loan fees	170	115

NET LOANS	282,061	198,807

Restricted securities, Federal Home Loan Bank and Federal Reserve Bank stock, at cost	1,039	739
Premises and equipment	6,730	4,724
Accrued interest receivable	943	788
Intangible asset	974	—
Other assets	821	1,056

TOTAL ASSETS	$344,644	$222,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$298,878	$201,154
Subordinated debt	2,000	—
Accrued interest payable	124	41
Accrued expenses and other liabilities	807	195

TOTAL LIABILITIES	301,809	201,390

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3.5 million; 50,000 shares authorized, 35,396 shares issued and outstanding at September 30, 2004; no shares designated, authorized, issued or outstanding at December 31, 2003	3,540	—
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 4,835,632 and 3,079,199 shares issued and outstanding	48	31
Additional paid-in capital	49,698	29,634
Accumulated deficit	(10,416)	(8,389)
Accumulated other comprehensive loss	(35)	(56)

TOTAL STOCKHOLDERS’ EQUITY	42,835	21,220

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$344,644	$222,610

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Months Ended September 30, 2004 and 2003

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,755	$2,153	$9,909	$5,811
Interest on securities available for sale	80	79	209	217
Interest on federal funds sold	60	21	89	61
Interest on other interest earning assets	12	—	33	105

TOTAL INTEREST INCOME	3,907	2,253	10,240	6,194

INTEREST EXPENSE
Interest on deposits	1,288	801	3,394	2,410
Interest on short term borrowings and subordinated debt	29	6	40	6

TOTAL INTEREST EXPENSE	1,317	807	3,434	2,416

NET INTEREST INCOME	2,590	1,446	6,806	3,778
PROVISION FOR LOAN LOSSES	263	81	827	582

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,327	1,365	5,979	3,196

NONINTEREST INCOME
Mortgage banking	117	91	208	265
Trust fees	277	128	778	317
Service charges and fees	217	161	569	361
Gains on sales of AFS securities, net	—	—	5	9

TOTAL NONINTEREST INCOME	611	380	1,560	952

NONINTEREST EXPENSES
Salaries and employee benefits	1,746	1,055	4,516	3,257
Occupancy expenses	577	341	1,486	1,028
Equipment rental, depreciation & maintenance	217	204	587	587
General operating	1,254	596	2,837	1,602

TOTAL NONINTEREST EXPENSES	3,794	2,196	9,426	6,474

LOSS BEFORE INCOME TAXES	(856)	(451)	(1,887)	(2,326)
INCOME TAXES	—	—	—	—

NET LOSS	$(856)	$(451)	$(1,887)	$(2,326)

LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS (Basic and Diluted)	$(0.22)	$(0.15)	$(0.58)	$(0.80)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,220,137	3,079,199	3,467,324	2,904,474

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2003 and

the Nine-Months Ended September 30, 2004

(In Thousands, except share and per share data; unaudited)

	Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2002	—	$—	2,079,199	$21	$20,661	$(5,680)	$4	$15,006
Net loss	—	—	—	—	—	(2,709)	—	(2,709)
Common stock issued, net of offering cost of $1,017	—	—	1,000,000	10	8,973	—	—	8,983
Changes in fair value on available for sale securities, net of tax	—	—	—	—	—	—	(60)	(60)

Balance, December 31, 2003	—	—	3,079,199	31	29,634	(8,389)	(56)	21,220
Net loss	—	—	—	—	—	(1,887)	—	(1,887)
Preferred stock issued, net of offering cost of $1,017	34,000	3,400	—	—	—	—	—	3,400
Exercise of stock options & warrants	—	—	31,433	—	314	—	—	314
Common stock issued, net of offering cost of $1,698	—	—	1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,396	140	—	—	—	(140)	—	—
Changes in fair value on available for sale securities, net of tax	—	—	—	—	—	—	21	21

Balance, September 30, 2004	35,396	$3,540	4,835,632	$48	$49,698	$(10,416)	$(35)	$42,835

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003
Net loss	$(856)	$(451)	$(1,887)	$(2,326)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes	185	(126)	26	(80)
Less reclassification adjustment for gains (losses) realized in net income (loss), net of taxes	—	—	(5)	9

Net unrealized gains (losses)	185	(126)	21	(71)

Comprehensive loss	$(671)	$(577)	$(1,866)	$(2,397)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2004 and 2003

(In Thousands)

	(unaudited)
	Nine-Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,887)	$(2,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	509	494
Provision for loan losses	827	582
Amortization of deferred loan fees and discounts	5	58
Amortization of premiums and discounts on investments, net	25	—
Gains on sales of securities available for sale, net	(5)	(9)
Increase in accrued interest receivable	(155)	(146)
Decrease (increase) in other assets	271	(462)
Increase in accrued interest payable	83	2
Increase in accrued expenses and other liabilities	542	102

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	215	(1,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets, net of cash acquired	561	—
Net increase in loans	(84,086)	(57,748)
Proceeds from the sale of securities available for sale	—	4,342
Proceeds from principal repayments on securities available for sale	—	979
Purchase of securities available for sale	(2,123)	(8,088)
Purchase of restricted securities	(300)	(202)
Purchase of premises and equipment	(1,883)	(272)

NET CASH USED IN INVESTING ACTIVITIES	(87,831)	(60,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	97,724	37,835
(Payment of) Increase in short term borrowings	(2,133)	4,000
Proceeds from subordinated debt issuance	2,000	—
Net proceeds from issuance of Series A preferred stock	3,400	—
Net proceeds from issuance of common stock	20,081	9,160

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,072	50,995

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,456	(11,698)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,424	26,373

End of period	$41,880	$14,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,351	$2,414

Noncash Transactions:
Increase in fair value on securities available for sale	$21	$(71)

Dividends paid on preferred stock	$140	$—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Bank of Florida, N.A. is a full-service commercial bank. The bank offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida, N.A. provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automated teller services (ATMs) as well as cash management and internet banking services.

On April 18, 2000, Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida, N.A. Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, Florida Trust Company applied to the Florida Department of Financial Services and upon that application’s approval in March 2003, Bancshares acquired Florida Trust Company from Bank of Florida, N.A. On July 16, 2004, Florida Trust Company received approval from the Florida Department of Financial Services to change its name to Bank of Florida Trust Company as a means to improve the name recognition of the subsidiary with Bancshares and its banking affiliates. As a subsidiary of Bancshares, Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened in Ft. Lauderdale, Florida. Bank of Florida opened with over $7 million in capital and offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida provides such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services as well as cash management and internet banking services.

On November 5, 2004, Bank of Florida, Tampa Bay opened for business with over $8 million in capital. The Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, Bank of Florida, Tampa Bay provides such consumer services as U.S.

Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit and automatic teller services as well as cash management and internet banking services. (Bank of Florida, Tampa Bay, Bank of Florida, N.A (Naples) and Bank of Florida (Ft. Lauderdale) are collectively referred to in this report as “the Banks”).

Basis of Presentation:

The unaudited interim condensed consolidated financial statements for the periods ended September 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Item 310(b) of Regulation S-B under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for interim periods are not necessarily indicative of the results of operations for the full year or any other interim period.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2003 Form 10-KSB.

Stock-based Compensation:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.” It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

The per share weighted average fair value of stock options granted during the three months ended September 30, 2004 and 2003 was $7.88 and $5.15, respectively, and for the nine months ended September 30, 2004 and 2003 was $7.31 and $5.00, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	30.00%	0.00%	30.00%	0.00%
Risk free interest rate	4.16%	3.84%	3.92%	3.76%
Expected life	10 years	10 years	10 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(856)	$(451)	$(1,887)	$(2,325)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33)	(4)	(133)	(12)

Proforma net loss	$(889)	$(455)	$(2,020)	$(2,337)

Basic and diluted net loss per share as reported	$(0.22)	$(0.15)	$(0.58)	$(0.80)
Basic and diluted proforma net loss per share	$(0.23)	$(0.15)	$(0.62)	$(0.80)

New Accounting Pronouncements:

The Company has reviewed all new accounting pronouncements issued through September 30, 2004 and has determined that none of them would have a material impact on the consolidated financial condition or results of operations.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company applied the portion of FIN 46R that is applicable to special purpose entities effective December 31, 2003, with no material effect, and applied the remainder of FIN 46R starting in the first quarter 2004 financial statements with no material effect.

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

Losses Per Common Share:

Basic loss per share represents net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2004 and 2003, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At September 30, 2004, there were 399,899 common stock options and 303,856 warrants, respectively, that were anti-dilutive and therefore not included in the above calculation. At September 30, 2003, there were 259,150 common stock options and 191,856 warrants, respectively that were anti-dilutive and therefore not included in the above calculation.

Components used in computing loss per share for the three and nine months ended September 30, 2004 are summarized as follows (in thousands, except share data):

	For the Three months ended September 30,
	2004			2003
	Net Income	Weighted Shares Outstanding	Loss Per Share	Net Income	Weighted Shares Outstanding	Loss Per Share
Net loss	$(856)			$(451)
Less dividends paid on the Series A Preferred Stock	(69)			—

Loss available to common shareholders	$(925)	4,220,137	$(0.22)	$(451)	3,079,199	$(0.15)

	For the Nine months ended September 30,
	2004			2003
	Net Income	Weighted Shares Outstanding	Loss Per Share	Net Income	Weighted Shares Outstanding	Loss Per Share
Net loss	$(1,887)			$(2,326)
Less dividends paid on the Series A Preferred Stock	(140)			—

Loss available to common shareholders	$(2,027)	3,467,324	$(0.58)	$(2,326)	2,904,474	$(0.80)

NOTE 2—Segment Information

The Company has five reportable segments: Bank of Florida, N.A., based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Bank of Florida, Tampa Bay (In Organization), based in Tampa, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., the parent corporation.

Measurement of Segment Profit or Loss and Segment Assets:

The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their management, marketing and distribution requirements.

The following presents financial information of reportable segments as of and for the three-month periods ended September 30, 2004 and 2003 and June 30, 2004 as well as for the nine-month periods ended September 30, 2004 and 2003. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated net of the latter eliminating entries (in thousands).

For the Three Months Ended:	Bank of Florida, N.A. Naples	Bank of Florida, Ft. Lauderdale	Bank of Florida, Tampa Bay (In Organization)	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
September 30, 2004
Net interest income	$1,720	$831	$—	$16	$23	$2,590
Noninterest income	255	79	—	277	—	611
Provision for loan losses	176	87	—	—	—	263
Noninterest expense	1,449	732	181	285	1,147	3,794

Net income (loss)	$350	$91	$(181)	$8	$(1,124)	$(856)

End of Period assets	$219,170	$117,960	$2,450	$2,320	$2,744	$344,644

June 30, 2004
Net interest income	$1,489	$738	$—	$13	$—	$2,240
Noninterest income	216	34	—	258	—	508
Provision for loan losses	170	60	—	—	—	230
Noninterest expense	1,356	708	—	248	726	3,038

Net income (loss)	$179	$4	$—	$23	$(726)	$(520)

End of Period assets	$210,056	$84,892	$—	$1,592	$803	$297,343

September 30, 2003
Net interest income	$1,109	$323	$—	$14	$—	$1,446
Noninterest income	201	51	—	128	—	380
Provision for loan losses	20	61	—	—	—	81
Noninterest expense	1,201	578	—	217	200	2,196

Net income (loss)	$89	$(265)	$—	$(75)	$(200)	$(451)

End of Period assets	$145,409	$58,545	$—	$2,641	$(13,520)	$193,075

For the Nine Months Ended:	Bank of Florida, N.A. Naples	Bank of Florida, Ft. Lauderdale	Bank of Florida, Tampa Bay (In Organization)	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
September 30, 2004
Net interest income	$4,542	$2,190	$—	$51	$23	$6,806
Noninterest income	635	147	—	778	—	1,560
Provision for loan losses	500	327	—	—	—	827
Noninterest expense	4,076	2,086	181	784	2,299	9,426

Net income (loss)	$601	$(76)	$(181)	$45	$(2,276)	$(1,887)

End of Period assets	$219,170	$117,960	$2,450	$2,320	$2,744	$344,644

September 30, 2003
Net interest income	$3,007	$744	$—	$27	$—	$3,778
Noninterest income	550	85	—	317	—	952
Provision for loan losses	332	250	—	—	—	582
Noninterest expense	3,577	1,875	—	633	389	6,474

Net loss	$(352)	$(1,296)	$—	$(289)	$(389)	$(2,326)

End of Period assets	$145,409	$58,545	$—	$2,641	$(13,520)	$193,075

NOTE 3—Stockholders’ Equity

During 2004, the Company authorized the issuance and sale of up to 50,000 shares of Series A Preferred Stock, par value $0.01, to only accredited investors. During March 2004, the Company issued 34,000 shares of the Series A Preferred Stock for consideration of $3,400,000 at an offering price of $100 per share.

The shares of Series A Preferred Stock have no voting rights, but have a liquidation value of $100 per share. Dividends are payable on the first day of each quarter, payable in arrears. The dividends are payable at a quarterly rate of 0.02 shares of Series A Preferred Stock. The Company may redeem the shares of Series A Preferred Stock at its discretion at any time. The redemption price for the shares of Series A Preferred Stock is based on a declining premium scale, for which the redemption price is $105 per share in the first year following issuance, and such redemption price decreases by $1.00 in each subsequent year.

On July 30, 2004, the Company completed a common stock offering, selling 1,500,000 shares of common stock at $12.50 per share. On August 18, 2004, the underwriter, Advest, Inc., acquired an additional 225,000 shares at $12.50 per share. After underwriting discounts and commissions and other offering expenses, the Company received $19.8 million in proceeds.

NOTE 4—Merger with Horizon Financial Corp.

On September 28, 2004, Bancshares of Florida, Inc. terminated an Agreement and Plan of Merger with Horizon Financial Corp., the parent of an $87.4-million-asset federal savings bank based in Pembroke Pines, Florida. The transaction was terminated after the Company received notice from Horizon that the Office of Thrift Supervision (“OTS”) is requiring that Horizon’s wholly owned subsidiary, Horizon Bank, FSB, enter into an agreement with the OTS. The Board of Directors and management believe that this action is in the best interest of the Company and its shareholders. As a result, the Company expensed $312,000 of costs incurred on the proposed acquisition during the quarter ended September 30, 2004.

NOTE 5—Loans

The following table sets forth the details of the loan portfolio at September 30, 2004 and December 31, 2003 (in thousands).

	September 30, 2004	December 31, 2003
Commercial loans	$35,842	$34,217
Real estate loans	214,134	135,443
Lines of credit	22,273	20,748
Consumer loans	12,350	10,082

Total	$284,599	$200,490

At September 30, 2004, the Company had non-accrual loans with a total balance of $438,000, up from a balance of $47,000 at December 31, 2003. At September 30, 2004 and December 31, 2003, the Company did not hold any loans that were classified as impaired.

The following table presents movement in the allowance for loan losses during the nine months ended September 30, 2004 and 2003 (in thousands).

	September 30,
	2004	2003
Beginning balance	$1,568	$907
Provision for loan losses	827	582
Charge-offs	(37)	(27)
Recoveries	10	5

Ending balance	$2,368	$1,467

NOTE 6—Bank of Florida, Tampa Bay

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida, Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. For this acquisition, the Company paid $300,000 in cash to an investor group. The acquisition was consummated as a means for Bancshares to expand its business in Florida and provide traditional banking services in the Tampa Bay area.

The Company does not believe this acquisition is a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of the fair value of the liabilities assumed over the fair value of the assets acquired was allocated to an amortizable identifiable intangible. The following table sets forth the assets acquired and liabilities assumed in the acquisition:

Cash	$861
Equipment	632
Intangible asset – Bank charter (1)	974
Other assets	69
Accounts payable	(103)
Notes payable	(2,133)

Purchase price of net assets	$300
Cash Acquired	(861)

Net cash acquired	$(561)

(1)	Identifiable intangible assets will be amortized on a straight-line basis over a period of 25 years.

As a result of the acquisition, the Company named certain individuals of the investor group as directors of Bank of Florida, Tampa Bay. These directors have been awarded warrants to purchase 85,333 shares of common stock at an exercise price of $12.50. Twenty percent of the warrants will become exercisable on the date that the bank opens for business and twenty percent will become exercisable on each of the four succeeding anniversaries of that date. All of the warrants will expire five years from the date the bank opens for business. The Company may call the warrants if it or any of its subsidiaries is the subject of a formal capital call by a governmental regulatory agency.

NOTE 7–Subordinated Debt

During June of 2004, Bank of Florida, N.A. issued $2 million in subordinated debt to a local community bank. Interest is payable monthly at a rate of prime less one percent during the first sixty days, prime plus zero percent for the next sixty days, and prime plus one percent thereafter. The interest rate at September 30, 2004 was 4.75%. This debt matures and is payable in full in June of 2010. Bank of Florida, N.A. may prepay the debt at its option (and with the approval of the Office of the Comptroller of the Currency, if necessary) without penalty but with accrued interest.

The subordinated debt issue qualifies as Tier II capital for regulatory purposes for the Company’s Bank of Florida, N.A. subsidiary and for Bancshares of Florida, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida, N.A., which opened as a full service commercial bank in August 1999. Its primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Bank also provides technology-based cash management and other depository services. In April 2000, Bank of Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida, N.A.; it became a subsidiary of the holding company in March 2003. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to its commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base. In July 2002, Bank of Florida, a newly formed state-chartered commercial bank, commenced operations in Ft. Lauderdale, Florida, focusing on the same kind of customer base in its market as the founding bank and in July 2004, the Bank of Florida, Tampa Bay (In Organization) was purchased and opened for business on November 5, 2004. The holding company structure provides flexibility for expansion of the Company’s banking business through possible acquisition of other financial institutions and provision of support and additional banking-related services to its subsidiary banks.

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida, N.A.) and Broward, Palm Beach, and parts of Miami-Dade Counties on the southeast coast (served by Bank of Florida). With the opening of a de novo bank in the Tampa Bay market in November 2004, Hillsborough and Pinellas Counties became another primary market area to be served on the west coast. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as with portions of this Management’s Discussion and Analysis section. Although management believes the levels of the allowance as of September 30, 2004 and December 31, 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis of the financial condition and results of operations of the Company for each of the three month and nine month periods ended September 30, 2004 and 2003 and the three month period ended June 30, 2004 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document. Except as otherwise indicated, all references to “peer banks” pertain to a group of 980 bank holding companies nationwide having assets less than $300 million and their associated composite financial results for the three months ended June 30, 2004 (the most recently available disclosure), as provided by the Federal Reserve Board’s Division of Banking Supervision and Regulation in the Bank Holding Company Performance Report.

DISCUSSION OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND JUNE 30, 2004 AND DISCUSSION OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Management Summary

The Company reported a third quarter 2004 net loss of $856,000 or $0.22 per common share, an increase of $405,000 or $0.07 per common share from third quarter 2003’s results. Of the net loss, $312,000 represents the write-off of deferred acquisition expenses related to its proposed merger with Horizon Financial Corp., which Bancshares terminated on September 28, 2004 due to adverse changes in the condition of Horizon. For the first nine months of 2004, the net loss was $1,887,000, a reduction of 19% from the comparable 2003 period, while the loss per common share decreased 28% to $0.58 per common share. Compared to second quarter 2004, the third quarter 2004 net loss increased by $336,000 or $0.03 per common share. Nearly all of the change was caused by the termination of the Horizon transaction. In addition, $418,000 was expensed in the quarter related to the Company’s expansion into Palm Beach County and Tampa Bay.

The Company grew earning assets by 18% over second quarter 2004, bringing total assets to $345 million, up 79% in the last twelve months. This quarter’s growth was driven by an increase in loans of $21 million or 8% to $285 million, the fifth of the last six quarters where growth has exceeded $20 million. Based on an analysis of independent banks in Florida in the Company’s size group for the four quarters ended June 30, 2004, the Company’s rate of loan growth of 79% has been nearly three times as fast as the average. Moreover, the Company’s asset quality has been excellent by peer standards and remained so in the third quarter at 0.15% of nonperforming loans to loans outstanding. Assets under advice at the Bank of Florida Trust Company have also grown dramatically, up 69% in the last twelve months to $186 million.

Growth in top-line revenue remained strong, up $458,000 or 17% over the second quarter 2004 level. Top-line revenue is the sum of the Company’s lending or spread income business (interest income less interest expense) plus its fee income business (excluding net securities gains/losses), both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components. The bulk of the growth in top-line revenue for the quarter was from net interest income, reflective of higher earning assets and a now-stable net interest margin, made possible by a 21 basis point increase in loan yield. Noninterest income (excluding net securities gains/losses) rose $108,000 or 22% over second quarter 2004, largely due to higher mortgage banking fees.

Lastly, the Company reduced the combined net loss of its banking and trust company business segments, including related parent company support, to $126,000 in the third quarter compared to a net loss of $338,000 in second quarter 2004. This improvement, which is explained in detail in the Results of Operations section below, shows the strength of the core Naples and Fort Lauderdale markets and their ability to absorb in advance the cost of building a management and operations infrastructure capable of supporting expansion into additional geographic markets.

On July 28, 2004, the Company completed a secondary common stock offering of 1.5 million shares, priced at $12.50 per share. In addition, the underwriter, Advest, Inc., exercised its option to purchase an additional 225,000 shares of common stock to cover over-allotments on August 18, 2004. Proceeds from the offering, net of underwriting discounts and commissions and other offering expenses, were received in the amount of $19.8 million. This brought total shares outstanding to approximately 4.8 million common shares, with a book value per share of $8.13. In conjunction with this offering, the Company’s common stock became listed on the Nasdaq National Market under the symbol “BOFL,” which was the Company’s symbol as previously listed on the Nasdaq SmallCap Market.

Bancshares’ third quarter 2004 achievements by subsidiary are highlighted below:

•	Bank of Florida, N.A. (Naples), reached $219 million in assets as of September 30, 2004, with earnings positive for the fifth consecutive quarter at $351,000, which compares to total earnings for the prior four quarters of $456,000. Loans rose $7 million (up 4%) in the last 90 days to $198 million, while deposits reached $200 million for the first time, up $12 million or 7%. Approximately $7 million in loans and $2 million in deposits are expected to be transferred to the Tampa Bay bank upon opening.

•	Bank of Florida (Ft. Lauderdale), with quarter-end assets of $118 million, was profitable for a second consecutive quarter with net income of $92,000, following breakeven of $4,000 in its eighth quarter of operation. Loans rose $13 million (up 19%) in the last 90 days to $86 million, while deposits climbed at a faster pace, up $28 million or 36% to $107 million. The bank is expected to return to a loss position beginning in the fourth quarter of 2004 because of the opening of its Palm Beach County location and a new branch in the Coral Ridge area of Fort Lauderdale in November. The Fort Lauderdale bank incurred approximately $38,000 in pre-opening expenses for the Coral Ridge branch in the third quarter while the parent company absorbed $237,000 in expenses of the future Palm Beach location, consistent with the previous plan to integrate the Palm Beach operation into the Horizon transaction.

•	Bank of Florida Trust Company produced a third consecutive positive earnings quarter at $6,000, bringing year-to-date net income to $40,000 compared to a $292,000 loss for the first nine months of 2003. Assets under advice reached $186 million, an increase of $76 million or 69% compared to September 30, 2003 and a rise of $24 million or 15% in the last 90 days. Bank of Florida Trust Company commenced operations in August 2000. While quarterly break-even has been achieved, occasional modest losses may be realized at the trust company until it is of sufficient size to absorb the cost of sales or relationship managers needed to support new affiliate banking markets; historically, there is a 7-10 month lag before compensating revenue is derived.

•	Bank of Florida, Tampa Bay (In Organization) was purchased from an investor group on July 27, 2004, and until its opening on November 5, 2004, incurred various expenses for staff, occupancy, and other activities in preparation for the opening. During the third quarter, the latter expenses amounted to $181,000; no revenues were earned.

•	The unallocated bank holding company loss was $1,124,000 for the quarter compared to losses of $726,000 in second quarter 2004 and $200,000 in third quarter 2003. The third quarter 2004 net loss includes $237,000 in start-up expenses of our future Palm Beach County operation, and write-off of $312,000 in deferred acquisition expense following termination of the Horizon acquisition. The second quarter net loss includes $182,000 in Palm Beach start-up costs. Excluding the above expenses from the parent company loss results in $575,000 in net expense in third quarter 2004, $544,000 in second quarter 2004, and $200,000 in third quarter 2003 (which contained no expansion expenses similar to those in 2004). The increases in these remaining costs reflect planned growth in the parent company infrastructure to provide cost-effective services to the subsidiaries as well as to pursue the Company’s strategic growth plan to operate in multiple geographic markets.

Financial Condition

	AT SEPTEMBER 30,		INCREASE/(DECREASE)
	2004	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total assets	$344,644	193,075	151,569	78.5%
Cash and cash equivalents	41,880	14,675	27,205	185.4%
Interest-earning assets	326,387	180,342	146,045	81.0%
Investment securities	10,196	9,328	868	9.3%
Loans held for investment	284,599	163,648	120,951	73.9%
Allowance for loan losses	2,368	1,467	901	61.4%
Deposit accounts	298,878	167,181	131,697	78.8%
Stockholders’ equity	42,835	21,587	21,248	98.4%

Total shares outstanding	4,835,632	3,079,199	1,756,433	57.0%
Book value per share	8.13	7.01	1.12	16.0%

Allowance for loan losses to total loans	0.83%	0.90%	(0.07)%	(7.2)%
Allowance for loan losses to nonperforming loans	540.68%	729.68%	(189.00)%	(25.9)%
Nonperforming loans to total loans	0.15%	0.12%	0.03%	25.3%
Nonperforming assets to total assets	0.13%	0.10%	0.03%	22.0%

Leverage (Tier 1 to average total assets)	12.90%	11.62%	1.28%	11.0%
Assets under advice – Bank of Florida Trust Company	$185,873	110,000	75,873	69.0%

	AT		INCREASE/(DECREASE)
	SEPT 30, 2004	JUNE 30, 2004	$	%
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Total assets	$344,644	297,343	47,301	15.9%
Cash and cash equivalents	41,880	20,051	21,829	108.9%
Interest-earning assets	326,387	276,979	49,408	17.8%
Investment securities	10,196	6,281	3,915	62.3%
Loans held for investment	284,599	263,746	20,853	7.9%
Allowance for loan losses	2,368	2,132	236	11.1%
Deposit accounts	298,878	265,102	33,776	12.7%
Stockholders’ equity	42,835	23,575	19,260	81.7%

Total shares outstanding	4,835,632	3,094,199	1,741,433	56.3%
Book value per share	8.13	6.52	1.61	24.7%

Allowance for loan losses to total loans	0.83%	0.81%	0.02%	2.9%
Allowance for loan losses to nonperforming loans	540,68%	168.67%	372.01%	220.6%
Nonperforming loans to total loans	0.15%	0.48%	(0.33)%	(67.9)%
Nonperforming assets to total assets	0.13%	0.42%	(0.30)%	(70.1)%

Leverage (Tier 1 to average total assets)	12.90%	8.12%	4.78%	58.9%
Assets under advice – Bank of Florida Trust Company	$185,873	162,185	23,688	14.6%

Loans in the Company’s combined banks rose by $121 million or 74% over the last twelve months to $285 million. During the third quarter, loans grew $21 million, marking the fifth consecutive quarter where loan growth was in excess of $20 million. Reflective of the Company’s business model focusing on businesses, professionals, and entrepreneurs, commercial loans, largely secured by commercial real estate, comprised the bulk of loan growth—up $107 million (92%) in the past year and $21 million in the last three months to $223 million, accounting for 78% of loans outstanding at September 30, 2004. The remaining loans at quarter end were comprised of $30 million in residential mortgage loans (11% of total loans), $25 million in home equity and other consumer lines of credit (9% of total loans), and $6 million in consumer installment loans (2% of total loans).

Asset quality remained excellent by peer standards with nonperforming loans at 0.15% of loans outstanding as of September 30, 2004. This level is more in line with the Company’s historic norm of less than 25 basis points following 0.48% at June 30, 2004, largely reflective of a single customer for which most of the exposure was collected in July. Specifically, nonperforming loans declined to $438,000 at quarter end from a high of $1.3 million at June 30, 2004. Net charge-offs were $28,000 or 0.04% of loans outstanding for the quarter and 0.02% year-to-date, unchanged from the first nine months of 2003. Loan loss provision expense rose by $33,000 or 14% over second quarter 2004 reflective of loan growth. Coverage of the loan loss allowance over nonperformers at quarter end was 5.4 times, in comparison to coverage of 1.7 times and 7.3 times 90 days and one year earlier, respectively.

Investment securities and overnight investments rose $28.6 million during the quarter to $40.7 million at September 30, 2004, primarily due to an increase in short-term investments from the Company’s secondary offering and from the growth in deposits. Compared to 12 months earlier, total investments have grown by $24.7 million. The bulk of the increase in funds will be used to capitalize the expansion into the Tampa Bay market and to continue to fund the growth of the Company by redeployment into higher yielding assets.

Total earning assets rose $49.4 million or 18% during the quarter to $326.4 million at September 30, 2004. Total loans increased by $20.8 million, while securities and other overnight investments rose the remaining $28.6 million. Funds from the common stock offering during the quarter, coupled with deposit growth, were invested into shorter term instruments. Compared to one year earlier, earning assets grew by $146.0 million or 81%. Of that amount, $121.0 million was growth in loans, representing a 74% increase. Because of the combined increase in investments and funds sold, a large portion of which is likely to be temporary as indicated above, the ratio of loans to earning assets decreased to 87% versus 95% and 91% at June 30, 2004 and September 30, 2003, respectively.

Deposits rose $132 million or 79% over the last twelve months to $299 million. Average deposits rose $21 million or 8% compared to second quarter 2004, with nearly all of the growth in certificates of deposit; national market CDs comprised $11 million of this growth. The Company is committed to expanding its deposit base with less reliance on higher-cost CDs, which presently constitute 51% of average deposits versus 14% for noninterest-bearing checking accounts. This latter source of funds is targeted to increase based on a newly-activated program to market the Company’s cash management products and on-line banking capabilities, which also have the potential to generate additional fee income.

Stockholders’ equity at $42.8 million was $21.2 million higher compared to September 30, 2003 and $19.3 million greater than at June 30, 2004. These changes resulted from the common stock offering during the current quarter, which netted proceeds of $19.8 million after underwriting discounts and commissions and other offering expenses, and a $3.4 million preferred stock issuance to accredited investors on March 30, 2004, partially offset by losses for the period, net of minor changes in other capital accounts.

The Company’s Tier 1 leverage ratio increased 478 basis points during the quarter and 128 basis points in the last 12 months to 12.90% at September 30, 2004, well above the minimum for well-capitalized bank holding companies of 5.0%. The change reflects the increases to capital noted above, partially offset by 16% and 79% growth in total assets during the two periods, respectively.

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total interest income	$3,907	2,253	1,654	73.4%
Total interest expense	1,317	807	510	63.2%

Net interest income before provision	2,590	1,446	1,144	79.1%
Provision for loan losses	263	81	182	224.7%

Net interest income after provision	2,327	1,365	962	70.5%
Noninterest income	611	380	231	60.8%
Gains on sale of investment securities	—	—	—	0.0%
Noninterest expense	3,794	2,196	1,598	72.8%
Provision for income taxes	—	—	—	—

Net loss	(856)	(451)	(405)	(89.8)%

Basic loss per share	(0.22)	(0.15)	(0.07)	(46.7)%
Diluted loss per share	$(0.22)	(0.15)	(0.07)	(46.7)%
Weighted average shares used for diluted loss per share	4,220,137	3,079,199	1,140,938	37.1%

Top-line revenue	$3,201	1,826	1,375	75.3%
Net interest margin	3.36%	3.33%	0.03%	0.9%
Efficiency ratio	118.53%	120.26%	(1.73)%	(1.4)%
Average equity to average assets	11.55%	11.77%	(0.22)%	(1.9)%
Average loans held for investment to average deposits	97.03%	94.58%	2.45%	2.6%
Net charge-offs to average loans	0.04%	(0.01)%	0.05%	n/a

The primary reasons for the $405,000 or 90% increase in the Company’s third quarter 2004 net loss to $856,000 compared to the same quarter last year were the $312,000 write-off of deferred acquisition expenses related to the proposed merger with Horizon Financial Corp. as discussed earlier, coupled with $418,000 of expense related to the Company’s expansion into Palm Beach County and Tampa Bay. The balance of the third quarter net loss, which represents the Company’s existing banking and trust company business segments and related parent company expense, decreased by $325,000 or 72% to $126,000. Increased net interest income after provision for loan losses of $962,000 (up 70%) and higher noninterest income of $231,000 (up 60%) more than offset higher noninterest expense (up $868,000 or 40%, excluding $730,000 in costs noted above).

Third Quarter 2004 Compared to Second Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	SEPT. 30, 2004	JUNE 30, 2004	$	%
Total interest income	$3,907	3,368	539	16.0%
Total interest expense	1,317	1,128	189	16.8%

Net interest income before provision	2,590	2,240	350	15.6%
Provision for loan losses	263	230	33	14.3%

Net interest income after provision	2,327	2,010	317	15.8%
Noninterest income	611	503	108	21.5%
Gains on sale of investment securities	—	5	(5)	n/a
Noninterest expense	3,794	3,038	756	24.9%
Provision for income taxes	—	—	—	—

Net loss	(856)	(520)	(336)	(64.6)%

Basic loss per share	(0.22)	(0.19)	(0.03)	(15.8)%
Diluted loss per share	$(0.22)	(0.19)	(0.03)	(15.8)%
Weighted average shares used for diluted loss per share	4,220,137	3,094,199	1,125,938	36.4%

Top-line revenue	$3,201	2,743	458	16.7%
Net interest margin	3.36%	3.36%	0.00%	0.0%
Efficiency ratio	118.53%	110.75%	7.78%	7.0%
Average equity to average assets	11.55%	8.26%	3.29%	39.8%
Average loans held for investment to average deposits	97.03%	95.95%	1.08%	1.1%
Net charge-offs to average loans	0.04%	0.00%	0.04%	n/a

Compared to second quarter 2004, the third quarter 2004 net loss increased by $336,000 or $0.03 per share. Nearly all of the change was caused by the $312,000 write-off of the Horizon pre-acquisition transaction costs. In addition, there was $236,000 more expense in the quarter related to the Company’s expansion into Palm Beach County and Tampa Bay. The balance of the third quarter 2004 net loss, which represents the Company’s existing banking and trust company business segments and related parent company expense, decreased by $212,000 or 63% to $126,000. Increased net interest income after provision for loan losses of $317,000 (up 16%) and higher noninterest income (excluding net securities gains) of $108,000 (up 22%) more than offset higher noninterest expense (up $208,000 or 7%, excluding $548,000 in increased costs noted above).

Year to-Date 2004 Compared to Year-to-Date 2003

	FOR THE NINE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	SEPT. 30, 2004	SEPT. 30, 2003	$	%
Total interest income	$10,240	6,194	4,046	65.3%
Total interest expense	3,434	2,416	1,018	42.1%

Net interest income before provision	6,806	3,778	3,028	80.1%
Provision for loan losses	827	582	245	42.1%

Net interest income after provision	5,979	3,196	2,783	87.1%
Noninterest income	1,555	943	612	64.9%
Gains on sale of investment securities	5	9	(4)	(44.4)%
Noninterest expense	9,426	6,474	2,952	45.6%
Provision for income taxes	—	—	—	—

Net loss	(1,887)	(2,326)	439	18.8%

Basic loss per share	(0.58)	(0.80)	0.22	27.5%
Diluted loss per share	$(0.58)	(0.80)	0.22	27.5%
Weighted average shares used for diluted loss per share	3,467,324	2,904,474	562,850	19.4%
Top-line revenue	8,361	4,721	3,640	77.1%
Net interest margin	3.39%	3.24%	0.15%	4.6%

Efficiency ratio	112.74%	137.11%	(24.37)%	(17.8)%
Average equity to average assets	9.88%	12.06%	(2.18)%	(18.1)%
Average loans held for investment to average deposits	96.20%	90.34%	5.86%	6.5%
Net charge-offs to average loans	0.02%	0.02%	0.00%	0.0%

The primary reason for the $439,000 or 19% reduction in the Company’s year-to-date 2004 net loss to $1.887 million compared to the same period last year was the $3.6 million or 77% climb in top-line revenue, which more than offset increased noninterest expense of $3.0 million (up 46%) and higher loan loss provision of $245,000 (up 42%). As noted above, the Company incurred Horizon termination costs and expense related to expansion into Tampa Bay and Palm Beach County during the 2004 period. The balance of noninterest expense rose $2.0 million or 31%, reducing the net loss related to the Company’s existing banking and trust company business segments and related parent company expense by $1.4 million or 58% to $968,000.

Discussion of Changes by Income Statement Line Item for the Above Quarterly and Year-to-Date Periods

The Company monitors the change in top-line revenue against the change in noninterest expense (overhead) as a key indicator of progress toward reaching profitability. Since the costs of terminating the Horizon agreement and expanding into Palm Beach County and Tampa Bay are not related to the generation of revenue in the Company’s core Naples and Fort Lauderdale markets, comparison of overhead growth versus top-line revenue growth is considered more useful excluding these non-core market expenses. As such, top-line revenue in third quarter 2004 climbed 75% over third quarter 2003 versus a 40% rise in overhead expense. Compared to second quarter 2004, top-line revenue rose 17%, more than twice the 7% rise in overhead. And for the first nine months of 2004, the rate of increase in top-line revenue was also more than double the rate of increase in overhead, 77% versus 34%. The relationship of overhead to top-line revenue is also measured by the efficiency ratio, which is discussed below.

Net interest income, the larger of the two components of top-line revenue, rose $1.1 million or 79% in third quarter 2004 versus the same quarter last year, while noninterest income (excluding net securities gains/losses)

climbed $231,000 or 61%. The greatest portion of the latter increase was due to higher trust fees (up $149,000 or 116%, due to 69% more assets under advice), followed by greater service charges and fees (up $56,000 or 35%, due to continued growth in customer accounts). Compared to second quarter 2004, net interest income rose $350,000 or 16% while noninterest income (excluding net securities gains/losses) climbed $108,000 or 22%. Higher mortgage banking fees comprised $74,000 of this increase, with growth in deposit service charges and trust fees sharing the balance about equally. For the year-to-date, net interest income climbed $3.0 million or 80% compared to a $612,000 or 65% rise in noninterest income (excluding net securities gains/losses). A $461,000 or 145% increase in trust fees explains the bulk of the latter improvement followed by $208,000 more (up 58%) in service charges and fees. The Company is actively executing a strategy to increase its penetration of the mortgage market in its soon-to-be four primary geographic markets, replacing its previous plan to utilize the Horizon acquisition to accomplish this objective.

The most significant reason for third quarter net interest income growth over the same period a year ago was a $133 million or 77% increase in average earning assets, explaining virtually all of the $1.144 million rise in net interest income. The net interest margin increased three basis points to 3.36%; though the spread between earning asset yields and interest-bearing liabilities narrowed by two basis points to 2.95%, this compression was more than offset by a reduced mix of interest-bearing liabilities supporting earning assets made possible by a 1.8 percentage point increase in the average mix of noninterest-bearing checking accounts to 13.1%. The net interest margin for the first nine months of 2004 increased 14 basis points over the comparable 2003 period due primarily to a widening of the interest rate spread (up 18 basis points) and improvement in the noninterest-bearing checking account mix. The combination of the latter improved mix and growth in average earning assets (up $113 million or 72% on average) explains all of the $3.028 million rise in year-to-date net interest income over the prior year.

Growth in third quarter 2004 average earning assets versus second quarter 2004 (up $38 million or 14%) also accounts for nearly all of the $350,000 increase in net interest income between the two periods. The impact of three quarter-point prime rate increases during the third quarter, the most recent of which occurred on September 22, produced an estimated $133,000 increase in loan interest income, which was further expanded by $349,000 due to higher loan volume. Approximately 55% of the Company’s loans immediately adjust to a prime rate increase, resulting in a 21 basis point higher loan yield in the quarter versus second quarter 2004. Interest income also increased due to higher short-term investments from the Company’s secondary offering, but due to this type of investment’s lower yield, the increase in overall earning asset yield was limited to two basis points. Taken together with a 12 basis point increase in the cost of interest bearing deposits due to a greater mix of CDs as a funding source, the net interest margin in the third quarter remained unchanged from the second quarter 2004 level of 3.36%, after falling in the two previous quarters.

Total noninterest expense in the third quarter increased $1.6 million or 73% over the same quarter last year. The primary source of the increase ($947,000 or 59%, including the termination of the Horizon agreement) related to holding company expansion, consistent with providing additional cost-effective services to the Company’s subsidiaries as they expand into multiple geographic markets. A significantly greater share of executive management’s efforts has been directed toward acquisitions, capital-raising activities, shareholder/investor relations, and overall risk management, with higher on-staff accounting and finance expense as well as greater outside auditing, legal, and consulting fees.

As noted in the Management Summary above, there was $418,000 in third quarter expense related to the Palm Beach County and Tampa Bay expansion along with $312,000 of merger termination costs, and $208,000 in second quarter start-up costs of the new Palm Beach County location and temporary accounting expense. The remaining third quarter 2004 parent company noninterest expense included parent company costs of $598,000, an $80,000 or 15% increase over second quarter 2004; in addition, there was a $154,000 increase in Company-wide overhead pertaining to the banking and trust subsidiaries. Selected additions to staff in the operations function, higher occupancy expense due to the opening of a new operations center and additional headquarters space, and investor presentation costs related to the July/August common equity offering explain most of the increase in parent company expense. Third quarter 2003 parent company expense, which contained no such expenses noted in 2004, was $200,000. For the first nine months of 2004, total noninterest expense was $9.4 million compared to $6.5 million, up 46% or $2.952 million. Parent company expense of $3.0 million comprised $1.9 million or 65% of the increase, including $804,000 in market expansion, temporary accounting expense, and merger termination costs.

Total noninterest expense of the banking and trust subsidiaries increased $470,000 or 24% in the third quarter versus the same period last year. Personnel expense accounted for $230,000 of the increase (up 19%), reflecting overall merit increases and selected additions to staff, largely in lending-related areas. The combination of higher occupancy and general operating expense explains the $240,000 balance (up 14% and 28%, respectively). The increased occupancy largely reflects higher lease expense (primarily in the Ft. Lauderdale affiliate), utilities and property tax. General expense rose due to additional forms and supplies, internal audit and compliance costs, data processing expense, and miscellaneous losses.

The preceding reasons also explain the $861,000 or 14% change in noninterest expense for the banking and trust subsidiaries for the first nine months of 2004 compared to the prior year. Personnel expense rose $278,000 or 9%, occupancy increased $180,000 or 18%, and general operating was up $403,000 or 21%. Compared to second quarter 2004, third quarter overhead rose $154,000 or 7%. The bulk of the increase was in personnel (up $87,000 or 8%), reflecting additional support staff in the Naples bank and a higher bonus accrual, and in general operating costs (up $100,000 or 18%), offset by miscellaneous net decreases in other categories.

Despite the increase in overhead of an expanding company, the third quarter 2004 efficiency ratio was virtually unchanged compared to the same period last year because of the strong 75% climb in top-line revenue. The third quarter 2004 efficiency ratio was 96% when adjusted to exclude merger termination costs and Tampa Bay/Palm Beach County expansion activities, all of which the Company considers not a consistent comparison with the 2003 period. The third quarter efficiency ratio improved by seven percentage points from second quarter 2004 after adjusting both periods for the noncomparable expenses noted above. For the first nine months of 2004, the efficiency ratio was 113% (101% adjusted for the aforementioned items) compared to 137% for the first nine months of last year.

Loan loss provision expense in third quarter 2004 increased by $33,000 or 14% from second quarter 2004 to $263,000, consistent with 8% loan growth and replenishment of the allowance for $28,000 in net charge-offs during the period. The resulting allowance was $2.368 million, up $236,000 or 11% since June 30, 2004 and up $901,000 or 61% from September 30, 2003. The ratio of the allowance for loan losses to loans outstanding increased 0.02 percentage points from 90 days earlier to 0.83% at September 30, 2004 and was .07 percentage points lower than one year earlier. See the asset quality section of the Financial Condition segment of this MD&A for a discussion of the adequacy of the loan loss allowance. Compared to third quarter 2003, the loan loss provision rose $182,000 or 225%. The provision for the first nine months of 2004 was $827,000, a $245,000 or 42% increase over the same period last year, reflective of the increase in the loan portfolio and inherent losses.

Average Balances, Income and Expenses, and Rates

The following tables represent, for the three-month and nine-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages. Discussion of these tables is included above in the net interest income sections of the Results of Operations.

	For the Three-Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning Assets:
Interest Earning Deposits	$—	$—	0.00%	$46	$—	1.90%
Securities (3)	14,956	60	1.59%	9,926	78	3.13%
Federal Funds Sold	16,411	92	2.23%	9,147	21.91%
Loans	274,185	3,755	5.43%	153,391	2,153	5.57%

Total Interest-Earning assets	305,552	3,907	5.07%	172,510	2,253	5.18%
Non Interest-earning assets	20,181			13,858

Total Assets	$325,733			$186,368

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$93,040	280	1.20%	$68,767	$208	1.20%
Savings	3,669	15	1.58%	1,117	1	0.41%
Time Deposit	145,825	993	2.70%	72,867	596	3.22%
Other Borrowings	4,294	29	2.65%	1,826	6	1.21%

Total interest-bearing liabilities	$246,828	1,317	2.12%	$144,577	$807	2.21%

Demand deposits	40,051			19,431
Other non-interest bearing liabilities	1,226			416

Total non-interest bearing liabilities	41,277			19,847

Stockholders’ Equity	37,628			21,944

Total Liabilities & Stockholders’ Equity	$325,733			$186,368

Net interest income		$2,590			1,446

Interest-rate spread (1)			2.95%			2.97%
Net Interest margin (2)			3.36%			3.33%
Ratio of average interest-bearing liabilities to average earning assets		80.8%			83.8%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly and semi-annual basis, respectively.

	For the Three-Months Ended,
	September 30, 2004			June 30, 2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning Assets:
Interest Earning Deposits	$—	$—	0.00%	$47	$—	0.43%
Securities (3)	14,956	60	1.59%	7,434	78	4.20%
Federal Funds Sold	16,411	92	2.23%	8,610	17	0.80%
Loans	274,185	3,755	5.43%	251,302	3,273	5.22%

Total Interest-Earning assets	305,552	3,907	5.07%	267,392	3,368	5.05%
Non Interest-earning assets	20,181			23,040

Total Assets	$325,733			$290,432

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$93,040	280	1.20%	$95,318	$266	1.12%
Savings	3,669	15	1.58%	1,713	4	0.99%
Time Deposit	145,825	993	2.70%	126,099	847	2.70%
Other Borrowings	4,294	29	2.65%	2,839	10	1.36%

Total interest-bearing liabilities	$246,828	1,317	2.12%	$225,969	$1,128	2.00%

Demand deposits	40,051			38,792
Other non-interest bearing liabilities	1,226			1,694

Total non-interest bearing liabilities	41,277			40,486

Stockholders’ Equity	37,628			23,977

Total Liabilities & Stockholders’ Equity	$325,733			$290,432

Net interest income		$2,590			2,240

Interest-rate spread (1)			2.95%			3.05%
Net Interest margin (2)			3.36%			3.36%
Ratio of average interest-bearing liabilities to average interest-earning assets		80.8%			84.5%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly and semi-annual basis, respectively.

	For the Nine-Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning Assets:
Interest Earning Deposits	$31	$—	0.21%	$4,975	$80	2.14%
Securities (3)	10,443	242	3.08%	9,670	242	3.33%
Federal Funds Sold	9,850	89	1.20%	7,597	61	1.07%
Loans	248,022	9,909	5.32%	133,472	5,811	5.80%

Total Interest-Earning assets	268,345	10,240	5.08%	155,714	6,194	5.32%
Non Interest-earning assets	22,049			13,298

Total Assets	$290,395			$169,012

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$93,795	822	1.17%	$60,198	$670	1.48%
Savings	2,139	20	1.23%	1,153	4	0.44%
Time Deposit	124,305	2,552	2.73%	68,483	1,736	3.38%
Other Borrowings	2,510	40	2.12%	615	6	1.21%

Total interest-bearing liabilities	$222,749	3,434	2.05%	$130,450	$2,416	2.47%

Demand deposits	37,567			17,917
Other non-interest bearing liabilities	1,397			265

Total non-interest bearing liabilities	38,964			18,182

Stockholders’ Equity	28,682			20,380

Total Liabilities & Stockholders’ Equity	$290,395			$169,012

Net interest income		$6,806			3,778

Interest-rate spread (1)			3.03%			2.85%
Net Interest margin (2)			3.38%			3.24%
Ratio of average interest-bearing liabilities to average interest-earning assets		83.0%			83.8%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly and semi-annual basis, respectively.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$41	$30	$71
Other investments[1]	20	(39)	(19)
Loans[2]	1,654	(52)	1,602

Total interest income	1,715	(61)	1,654

Increase (decrease) in interest expense:
Savings deposits	10	3	13
Time deposits	497	(96)	401
Other interest-bearing deposits	73	(1)	72
Other borrowings	16	7	23

Total interest expense	597	(87)	510

Total change in net interest income	$1,118	$26	$1,144

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO JUNE 30, 2004

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$44	$31	$75
Other investments[1]	31	(49)	(18)
Loans[2]	349	133	482

Total interest income	424	115	539

Increase (decrease) in interest expense:
Savings deposits	7	3	10
Time deposits	144	2	146
Other interest-bearing deposits	(4)	18	14
Other borrowings	10	9	19

Total interest expense	157	32	189

Total change in net interest income	$267	$83	$350

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$20	$7	$27
Other investments[1]	10	(90)	(80)
Loans[2]	4,577	(478)	4,098

Total interest income	4,607	(561)	4,046

Increase (decrease) in interest expense:
Savings deposits	9	7	16
Time deposits	1,147	(332)	815
Other interest-bearing deposits	294	(141)	153
Other borrowings	30	4	34

Total interest expense	1,480	(462)	1,018

Total change in net interest income	$3,127	$(99)	$3,028

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In determining the size of the allowance, management classifies the mix of the loan portfolio by commercial (within which there are six risk ratings), consumer (a single risk rating), and mortgage (a single risk rating) as discussed in the loans section of Financial Condition. As of September 30, 2004, there were no loans against which specific loan loss allocations have been established beyond those determined by the standard risk rating formula.

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended September 30, 2004, June 30, 2004 and September 30, 2003. See Note 5 for this table format comparing year-to-date 2004 to year-to-date 2003.

	September 30, 2004	June 30, 2004	September 30, 2003
Balance at beginning of period	$2,132	$1,902	$1,381
Provision for losses charged to operations	263	230	81
Consumer loan charge-offs	(37)	—
Recoveries	10	—	5

Balance at end of period	$2,368	$2,132	$1,467

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Financial Condition and in the loan loss provision expense sections of Results of Operations.

The allocation of the allowance for loan losses by type of loan has corresponded to the increases in loan balances by type (Dollars in thousands):

	September 30, 2004 Allowance	% of Loans in Each Category to Total Loans	June 30, 2004 Allowance	% of Loans in Each Category to Total Loans	December 31, 2003 Allowance	% of Loans in Each Category to Total Loans
Type of Loan:
Commercial loans	$660	12.6%	$559	12.0%	$468	17.1%
Real estate loans	1,071	75.2%	997	75.6%	677	67.6%
Lines of credit	410	7.8%	376	8.1%	284	10.3%
Consumer loans	227	4.4%	200	4.3%	139	5.0%

Total	$2,368	100%	$2,132	100%	$1,568	100%

Selected Ratios

The following table below shows selected ratios for the three months ended as indicated. Most of these ratios have been discussed in the above MD&A text.

	September 30, 2004	June 30, 2004	September 30, 2003
Return on average assets	(1.05)%	(0.72)%	(0.97)%
Return on average equity	(9.10)%	(8.67)%	(8.22)%
Interest-rate spread during the period	2.96%	3.05%	2.97%
Net interest margin	3.36%	3.36%	3.33%
Net charge-offs during the period to average loans outstanding during the period	0.04%	0.00%	(0.01)%
Allowance for loan losses to total loans	0.83%	0.81%	0.90%
Allowance for loan losses to nonperforming loans	540.68%	168.67%	729.68%
Nonperforming loans to total loans	0.15%	0.48%	0.12%
Nonperforming assets to total assets	0.13%	0.43%	0.10%
Average equity to average assets ratio	11.55%	8.26%	11.77%

Liquidity and Capital Resources

Liquidity Management – Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank (FHLB). Such borrowings have historically been relatively small, averaging $2.3 million for third quarter 2004, $2.8 million for second quarter 2004, and $1.8 million for third quarter 2003. At September 30, 2004, FHLB borrowings were zero versus $6.0 million at June 30, 2004 and $4.0 million at September 30, 2003.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Short-Term Investments and Securities Available for Sale – Short-term investments, which consist of federal funds sold and interest-bearing deposits, are a component source of the Company’s liquidity and are generally invested on an overnight basis. Both of the subsidiary banks enter into Federal Funds transactions with their principal correspondent banks, and primarily act as net sellers of such funds. The sale of Federal Funds amounts to a short-term loan from the Banks to other banks.

Short-term investments averaged $16.4 million for third quarter 2004, about 79% higher than the $9.1 million average for third quarter 2003 and nearly twice the $8.6 million average in second quarter 2004. This higher level represents the liquidity management policy of the Company commensurate with increased deposit levels and was additionally higher due to a share of the proceeds from the common stock offering completed in July/August 2004; funds from the latter await near-term redeployment into Bank of Florida, Tampa Bay. At September 30, 2004, short-term investments were $30.6 million versus $5.9 million at June 30, 2004 and $6.7 million at September 30, 2003.

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

All the Company’s securities are presently classified as available-for-sale. Investment securities totaled $10.2 million at September 30, 2004, up 62% from $6.3 million at June 30, 2004 and up 9% from $9.3 million one year earlier. The increase reflects reinvestment of the balance of the proceeds from the summer common equity offering which will be used for future-down streaming to the subsidiary banks as needed.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $299 million at September 30, 2004, up $132 million or 79% from one year earlier and up $34 million or 13% over the last three months. The proceeds of these deposits have been invested in longer term assets, primarily commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $121 million or 74% to $285 million at September 30, 2004. During third quarter 2004, loans rose $21 million.

Total deposits averaged $287 million in third quarter 2004, up 75% or $123 million from the same period last year and up 8% or $22 million from second quarter 2004. Non-interest bearing deposits represented 14% of average total deposits during third quarter 2004, rising $21 million or 106% over the same quarter last year, when they averaged 12% of total deposits. Management continues to make a conscious effort to attract deposits from commercial relationships, including the sale of the Company’s state-of-the-art cash management products and on-line banking capabilities, which also have the potential to generate additional fee income.

The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is sensitive to fluctuations in rates of interest.

NOW and money market deposits, a large portion of which can be sensitive to short-term interest rate movements, averaged $93 million in third quarter 2004, an increase of $24 million (up 35%) from third quarter 2003 and down slightly from $95 million during second quarter 2004. The mix of this category to total average deposits has decreased to 32% in the most recent quarter, off from 42% in third quarter 2003 and 36% in second quarter 2004. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to support its asset levels. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to retain this funding source may impact the Company’s ability to react to changes in market rates of interest. At an average of $146 million, time deposits were 51% of total deposits in third quarter 2004, up from a 44% mix for the same quarter last year, and a slight increase from a 48% mix in second quarter 2004, when time deposits averaged $126 million.

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

Certificates of deposits raised from national market funding sources (included in the CD discussion above) averaged $53 million in third quarter 2004, or 19% of total average deposits. This level compares to an average of $10 million or 6% of total average deposits four quarters earlier and $44 million or 17% of total average deposits in second quarter 2004. Growth in average national market CDs accounted for $46 million of the $122 million in growth in total average deposits in third quarter 2004 compared to third quarter 2003 and $12 million of $22 million of such growth versus second quarter 2004.

At September 30, 2004, the Company did not have any outstanding short-term (30-day) borrowings from the FHLB of its present $6.6 million line, and there was $18 million in other available lines from correspondents. Another $33 million in FHLB borrowing capacity is in the process of being established based on collateral analysis at the Naples bank.

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

The Company was considered well capitalized as of September 30, 2004. During third quarter 2004, the Company completed a common stock offering in which a total of 1,725,000 shares was issued, raising an additional $19.8 million in capital after underwriting discounts and commissions and other offering expenses. On June 25, 2004, the Naples bank issued $2 million in subordinated debt, enabling it to purchase a $5.5 million loan participation package from its sister Ft. Lauderdale bank, ensuring that the Company and its subsidiaries retained their “well-capitalized” designation. On March 30, 2004, Bancshares of Florida, Inc. issued 34,000 shares of $0.01 par value Series A Preferred Stock at $100 per share to accredited investors, who were largely Company insiders. The $3.4 million proceeds from this offering enabled the Company and its subsidiaries to retain their well-capitalized classification.

The following table reflects the actual capital levels and minimum required levels at September 30, 2004 (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$46,264	15.78%	$23,459	8.00%	$29,323	10.00%
Bank of Florida, N.A.	$20,551	10.33%	$15,919	8.00%	$19,899	10.00%
Bank of Florida	$11,058	11.79%	$7,501	8.00%	$9,376	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$41,896	14.29%	$11,729	4.00%	$17,594	6.00%
Bank of Florida, N.A.	$17,029	8.56%	$7,960	4.00%	$11,939	6.00%
Bank of Florida	$10,212	10.89%	$3,750	4.00%	$5,625	6.00%
Tier 1 capital (to average assets)
Consolidated	$41,896	12.90%	$12,990	4.00%	$16,238	5.00%
Bank of Florida, N.A.	$17,029	7.80%	$8,736	4.00%	$10,920	5.00%
Bank of Florida	$10,212	10.61%	$3,849	4.00%	$4,812	5.00%

Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

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

At September 30, 2004, the Company had $213 million in interest sensitive assets compared to $215 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a negative gap position of $1.8 million or 0.8%. Within the first 90 days of a rate change, the Company is positively gapped by $63 million, reflecting, among other factors, that 62% of the portfolio will reprice during that time period with a prime, treasury, or federal funds rate change or from reinvestment of cash flow. Beyond that time period, the cumulative impact of maturing CDs, net of maturing loans, creates a negatively gapped position.

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

The following is a consolidated maturity and repricing analysis of rate sensitive assets and liabilities as of September 30, 2004.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
		(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$30,553	$—	$—	$—	$30,553
Due from banks and investment securities (including required investments in FHLB and FRB stock)	5,561	—	—	5,872	11,433
Loans	167,751	4,553	4,553	107,742	284,599

Total interest-earning assets	203,865	4,553	4,553	113,614	326,585

Interest-bearing deposits (Non-CDs)	108,377	—	—	—	108,377
Certificates of deposit	32,531	34,779	39,075	46,196	152,581
Other borrowings	—	—	—	2,000	2,000

Total interest-bearing liabilities	140,908	34,779	39,075	48,196	262,958

Interest Sensitivity Gap:
Sensitive assets less rate sensitive liabilities	$62,957	$(30,226)	$(34,522)	$65,418	$63,627

Cumulative interest sensitivity gap	62,957	32,731	(1,791)	63,627

Interest sensitivity gap ratio	144.7%	13.1%	11.7%	235.7%

Cumulative interest sensitivity gap ratio	144.7%	118.6%	99.2%	124.2%

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

PART II. – OTHER INFORMATION

ITEM 6. EXHIBITS

(a) EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this form 10-QSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, file number 333-116833.

Exhibit Number	Description of Exhibit
a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

3.5	Amendment to Articles of Incorporation designating preferences, rights and limitations of Series A Preferred Stock.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

i.4.5	Form of Stock Purchase Warrant A—2004 Offering.

i.4.6	Form of Stock Purchase Warrant B—2004 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: November 12, 2004	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2004	By:	/s/ DAVID G. WALLACE
David G. Wallace
Chief Financial Officer
(Principal Financial and Accounting Officer)