Form 10KSB
period 2004-12-31
BANCSHARES OF FLORIDA INC
filed 2005-03-30
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in preliminary proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Gross Revenue for the fiscal year ended December 31, 2004: $16,943,000

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $15.60, as quoted on the NASDAQ National Market, on February 28, 2005 was $65,402,000. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2005: 4,835,632 shares of $.01 par value common stock.

Documents Incorporated by Reference:

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance. It is possible that our actual results could differ, possibly materially, from those expressed or implied in such forward-looking statements.

We caution our readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings in future periods, including those factors listed above, are beyond the ability to control or estimate precisely. While Bancshares of Florida, Inc. periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

BACKGROUND AND PRIOR OPERATING HISTORY

Bancshares of Florida, Inc., f/k/a Citizens Bancshares of South Florida, Inc. (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida, N.A., f/k/a Citizens National Bank of Southwest Florida, a then national banking association in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida, N.A. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida, N.A. commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida. Effective January 1, 2005, Bank of Florida, N.A. became a Florida state chartered bank and officially changed its name to Bank of Florida – Southwest.

On April 18, 2000, Bank of Florida Trust Company (the “Trust Company”), was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida, N.A. Bank of Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, the Trust Company applied to the Florida Department of Financial Services, and upon that application’s approval in March 2003, Bancshares acquired the Trust Company from Bank of Florida, N.A. On July 16, 2004, the Trust Company received approval from the Florida Department of Financial Services to change its name from Florida Trust Company to Bank of Florida Trust Company as a means to improve the name recognition of the subsidiary with Bancshares and its affiliates. As a subsidiary of Bancshares, Bank of Florida Trust Company offers non-proprietary, third-party investment consulting services and access to an extensive, nationwide network of independent money managers.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened for business in Ft. Lauderdale, Florida with over $7 million in capital and on November 5, 2004, Bank of Florida – Tampa Bay opened for business with over $8 million in capital. (Bank of Florida – Southwest, Bank of Florida and Bank of Florida – Tampa Bay are collectively referred to in this report as the “Banks”).

The Banks offer a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, and certificates of deposit. Lending products include commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, they provide such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank-by-mail services, direct deposit, on-line banking, and automatic teller services. Specialized services to commercial customers include cash management, expanded on-line banking, lock box, and Door-to-Door banking.

The holding company structure provides flexibility for expansion of our banking business through possible acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Bank of Florida – Southwest, Bank of Florida or Bank of Florida – Tampa Bay’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of Banks, and otherwise raise capital in a manner that is unavailable to our Bank subsidiaries under existing banking regulations. In addition, the Banks may participate loans with each other such that the excess of an individual Bank’s loan limit may be shared with another bank, resulting in greater retention within the holding company of the customer relationship, given acceptable credit risk and industry concentration.

Bank of Florida Trust Company (“the Trust Company”) presently operates as a subsidiary of Bancshares, and exercises its trust powers thereunder. The Trust Company offers and provides to its customers wealth management services, including fiduciary services, as a trustee, executor, administrator, guardian, custodian of funds, asset manager (with and without discretion) and investment advisor. It serves all of the Banks with these services, generally having a representative situated in the local bank markets that the Company serves with a link to the centralized administrative and support services in the Trust Company home office location in Naples, Florida.

MARKET AREA AND COMPETITION

The primary market areas of the Company are Collier and southern Lee Counties on the southwest coast of Florida (served by Bank of Florida - Southwest), Broward, Palm Beach, and parts of Miami-Dade Counties on the southeast coast of Florida (served by Bank of Florida in Ft. Lauderdale) and Hillsborough and Pinellas Counties on the west central coast of Florida (served by Bank of Florida – Tampa Bay).

Bank of Florida - Southwest has two locations in Naples (Collier County) and expects to establish a third location in Estero (southern Lee County) in early 2006. Bank of Florida is located in downtown Fort Lauderdale (Broward County) and opened two additional branch locations in Ft. Lauderdale (Broward County) and Boca Raton (Palm Beach County) in 2004. Miami-Dade County is presently being served out of the Ft. Lauderdale locations. Bank of Florida – Tampa Bay opened in the Harbor Island area in Tampa (Hillsborough County). Pinellas County is being served by the Tampa location.

Bank of Florida Trust Company maintains offices in Naples, Ft. Lauderdale, and Tampa bank locations and expects to position a representative in the Palm Beach County branch location. In addition to independent investment consulting and wealth management expertise, the Trust Company offers trust and estate planning, full trust powers and custodial services, and private family office fiduciary and advisory services.

Collier and Lee Counties have approximately $16.5 billion in deposits as of June 30, 2004. Collier County is the 10th largest deposit market in the State of Florida, with 2.7% of all deposits statewide, while Lee County is the 9th largest with a 2.8% statewide market share. Bank of Florida - Southwest had 2.3% of all deposits in Collier County as of June 30, 2004. Collier and Lee Counties have an estimated combined population of 752,000 as of July 2002, and are growing at an annual rate of 4%, well above the state’s 2.1% growth rate, making it the fastest growing area in Florida.

Broward and Palm Beach Counties have an estimated combined population of 2.9 million as of July 2002, with an average annual growth rate of 2.3% compared to the state’s 2.1% growth rate. With deposits of $61.5 billion as of June 30, 2004, the Broward/Palm Beach County market is much larger than the Collier/Lee County market. Broward and Palm Beach Counties are the number two and three deposit markets in the State of Florida, respectively, and together account for nearly 20% of Florida’s deposits. Bank of Florida had 0.13% of all deposits in Broward County as of June 30, 2004.

Hillsborough County has an estimated population of 1.05 million as of July 2002, making it the state’s fourth largest county, with an annual growth rate of approximately 2.6% compared to the state’s 2.1% population growth rate. The County’s total deposits are $15.7 billion as of June 2004, making it the 6th largest deposit market in Florida with 5.2% of the state’s deposits.

The demographics of Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support our plans to grow assets and deposits with limited, highly selective, full-service locations. The banking locations that we have initially targeted—Naples (1), Fort Lauderdale (2), Palm Beach, (3) and Tampa Bay (4), by order of priority—have been among the fastest growing major deposit markets in the state. As noted above, we are also planning to branch into Estero, Florida, located in southern Lee County, also one of the fastest growing markets in the state.

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

The following is a presentation of the average consolidated balance sheets of the Company for the five years ended December 31, 2004. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (In Thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
ASSETS
Cash and due from banks	$15,527	$8,926	$3,247	$2,669	$2,691

Federal funds sold	17,576	6,682	7,975	6,224	10,577
Investment securities	9,079	13,549	2,539	1,295	3,506
Loans	260,385	145,113	84,199	50,866	19,302

Total interest-earning assets	287,040	165,344	94,713	58,385	33,385

Other assets	7,367	4,291	4,931	1,990	2,720

Total assets	$309,934	$178,561	$102,891	$63,044	$38,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$2,842	$1,072	$873	$641	$512
Time deposits	132,514	71,170	55,066	32,668	19,070
Other interest bearing deposits	96,776	64,092	20,263	13,282	6,298
Other borrowings	2,250	2,020	611	998	—

Total interest bearing liabilities	234,382	138,354	76,813	47,589	25,880

Non-interest bearing deposits	41,305	18,107	12,320	6,515	3,002
Other liabilities	1,350	291	212	135	83

Total liabilities	277,037	156,752	89,345	54,239	28,965
Stockholders’ equity	32,897	21,809	13,546	8,805	9,831

Total liabilities and stockholders’ equity	$309,934	$178,561	$102,891	$63,044	$38,796

The following is an analysis of the net interest margin of the Company for the years ended December 31, 2004 and 2003 with respect to each major category of interest-earning asset and each major category of interest-bearing liabilities:

	For the Twelve-Months Ended December 31,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning Assets:
Interest Earning Deposits	$—	$—	0.00%	$3,733	$79	2.12%
Securities[1]	9,079	322	3.55%	9,816	342	3.48%
Federal Funds Sold	17,576	294	1.67%	6,682	72	1.08%
Loans[2]	260,385	14,151	5.43%	145,113	8,363	5.76%

Total Interest-Earning assets	287,040	14,767	5.14%	165,344	8,856	5.36%
Non Interest-earning assets	22,894			13,217

Total Assets	$309,934			$178,561

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$96,776	1,203	1.24%	$64,092	$897	1.40%
Savings	2,842	40	1.41%	1,072	5	0.47%
Time Deposit	132,514	3,650	2.75%	71,170	2,354	3.31%
Other Borrowings	2,250	69	3.02%	2,020	22	1.09%

Total interest-bearing liabilities	$234,382	4,962	2.12%	$138,354	$3,278	2.37%

Demand deposits	41,305			18,107
Other non-interest bearing liabilities	1,350			291

Total non-interest bearing liabilities	42,655			18,398

Stockholders’ Equity	32,897			21,809

Total Liabilities & Stockholders’ Equity	$309,934			$178,561

Net interest income		$9,805			5,578

Interest-rate spread			3.02%			2.99%
Net interest margin			3.42%			3.37%
Ratio of interest-bearing liabilities to earning assets		81.7%			83.7%

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balance outstanding.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate in the later period as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO 2003

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$182	$40	$222
Other investments[1]	(26)	(73)	(99)
Loans[2]	6,265	(477)	5,788

Total interest income	6,421	(510)	5,911

Increase (decrease) in interest expense:
Savings deposits	25	10	35
Time deposits	1,690	(394)	1,296
Other interest-bearing deposits	406	(100)	306
Other borrowings	8	39	47

Total interest expense	2,129	(445)	1,684

Total change in net interest income	$4,292	$(65)	$4,227

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

The Company’s subsidiary Banks have correspondent relationships with several banks and with each other, whereby they can engage in the sale and purchase of loan participations. Participations purchased, if any, are entered into using the same underwriting criteria that would be applied if we had originated the loan. This includes credit and collateral analyses and maintenance of complete credit files on each participation purchased that is consistent with the credit files that we maintain on our customers.

The following is an analysis of maturities of loans as of December 31, 2004 (In Thousands):

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Real estate mortgage	$26,641	$47,839	$103,868	$178,348
Real estate – construction	18,810	29,990	16,372	65,172
Commercial	18,079	17,048	7,594	42,721
Lines of Credit	1,073	2,050	20,748	23,871
Consumer loans	4,035	8,208	3,626	15,869

Total	$68,638	$105,135	$152,208	$325,981

The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans as of the dates indicated.

	DECEMBER 31,
TYPE OF LOAN	2004	2003	2002	2001	2000
Real estate mortgage	$178,348	$107,664	$56,175	26,684	$20,578
Real estate – construction	65,172	27,779	18,056	9,219	4,070
Commercial loans	42,721	34,217	12,597	11,468	5,053
Lines of credit	23,871	20,748	13,930	18,067	2,551
Consumer loans	15,869	10,082	5,131	2,968	747

Subtotal	325,981	200,490	105,889	68,406	32,999
Allowance for loan losses	(2,817)	(1,568)	(907)	(494)	(281)
Unearned income and deferred loan fees	(202)	(115)	(47)	(64)	(45)

Net loans	$322,962	$198,807	$104,935	67,848	$32,673

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. Approximately 75% of the Company’s loan portfolio is concentrated in real estate loans. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

At December 31, 2004, the amount of loans due after one year with fixed interest rates totaled approximately $41 million while the amount of loans due after one year with floating interest rates totaled approximately $216 million.

Management has established a policy to discontinue accruing interest (non-accrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Bank is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received.

At December 31, 2004, the Company had four loans on non-accrual totaling approximately $544,000 of which $20,000 is SBA guaranteed. At December 31, 2003, the Company had two loans on non-accrual totaling approximately $47,000, of which approximately $13,000 was SBA guaranteed. At December 31, 2004 and 2003, there were loans totaling $42,000 and $0, respectively, that were contractually past due 90 days or more as to principal or interest payments and still accruing, and there were no loans that would be defined as troubled debt restructuring.

SUMMARY OF LOAN LOSS EXPERIENCE

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the most recent five years ended December 31, as indicated (In Thousands):

TYPE OF LOAN:	2004	2003	2002	2001	2000
Balance at beginning of year	$1,568	$907	$494	$281	$27

Charge-offs:
Consumer	(26)	(20)	(18)	(2)	(3)
Commercial	(14)	(153)	(56)	—	—
Lines of Credit	—	—	—	—	—
Real estate mortgage	—	(3)	—	—	—
Real estate construction	—	—	—	—	—

Recoveries:
Consumer	—	—	—	—	1
Commercial	10	4	—	—	—
Lines of Credit	—	—	—	—	—
Real estate mortgage	—	—	—	—	—
Real estate construction	—	—	—	—	—

Net charge-offs	(30)	(172)	(74)	(2)	(2)

Provision for loan losses charged to operations	1,279	833	487	215	256

Balance at end of year	$2,817	$1,568	$907	$494	$281

ASSET QUALITY RATIOS:
Net charge-offs during the year to average loans outstanding during the year	0.01%	0.16%	0.09%	0.00%	0.01%
Allowance for loan losses to total loans	0.86%	0.78%	0.86%	0.72%	0.86%
Allowance for loan losses to non-performing assets	480.70%	3336.17%	352.82%	207.65%	0.00%
Nonperforming loans to total loans	0.18%	0.02%	0.24%	0.35%	0.00%
Nonperforming assets to total assets	0.14%	0.02%	0.18%	0.31%	0.00%

The allowance for loan losses was allocated for each of those years as follows (In Thousands):

	2004		2003		2002		2001		2000
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Commercial	$829	13.1%	$468	17.1%	$213	11.9%	$121	16.8%	$108	15.3%
Real estate mortgage	892	54.7%	538	53.7%	281	53.0%	160	39.0%	124	62.4%
Real estate construction	326	20.0%	139	13.9%	90	17.1%	55	13.5%	24	12.3%
Lines of credit	463	7.3%	284	10.3%	236	13.2%	136	26.4%	19	7.7%
Consumer	307	4.9%	139	5.0%	87	4.8%	22	4.3%	6	2.3%

Total	$2,817	100.0%	$1,568	100.0%	$907	100.0%	$494	100.0%	$281	100.0%

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

The allowance for loan losses is established based upon management’s evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, value of the underlying collateral, local and national economic conditions, and other factors.

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

The following table represents the amortized cost of the Company’s investments, at December 31, 2004, 2003 and 2002 (In Thousands):

	DECEMBER 31,
INVESTMENT CATEGORY	2004	2003	2002

Obligations of U.S. Treasury and other U.S. government agencies	$21,993	$2,499	$3,025
Mortgage-backed securities	3,943	5,078	3,082
Corporate bonds	—	500	500
Independent Bankers’ Bank Stock	51	51	51

Total	$25,987	$8,128	$6,658

The following table indicates the respective maturities and weighted average yields of the Company’s investment portfolio as of December 31, 2004 (In Thousands):

	Due after one year to five years		Due after five to ten years		Due after ten years		Total
Obligations of US Treasury and other U.S. government agencies	$21,493	1.36%	$475	4.74%	$25	5.50%	$21,993	1.44%
Mortgage-backed securities	442	2.66%	—	—	3,501	3.80%	3,943	3.67%

	21,935	1.38%	475	4.74%	3,526	3.81%	25,936	1.78%

Independent Bankers’ Bank Stock	—	—	—	—	—	—	51	—

Total	$21,935	1.38%	$475	4.74%	$3,526	3.81%	$25,987	1.77%

The weighted average yields for tax-exempt securities, if applicable, are computed on a tax equivalent basis.

DEPOSITS

The Company offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit with a range of maturity date options, and accessibility to a customer’s deposit relationship through on-line banking. Commercial customers additionally have cash management, expanded on-line banking, lock box, and Door-to-Door banking depositor services. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, obtained through the personal solicitation of the Banks’ officers and directors, direct mail solicitation and limited advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Company’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar charges.

The following table presents, for the years ended December 31, 2004, 2003 and 2002, the average amount of and average rate paid on each of the following deposit categories:

FUNDING CATEGORY	AVERAGE AMOUNT (IN THOUSANDS)			AVERAGE RATE PAID
	2004	2003	2002	2004	2003	2002
Non-interest-bearing demand deposits	$41,305	$18,107	$12,320	—	—	—
Savings deposits	2,842	1,072	873	1.41%	0.42%	0.47%
Time deposits	132,514	71,170	55,066	2.75%	3.31%	3.92%
Other interest-bearing deposits	96,776	64,092	20,263	1.24%	1.40%	1.30%
Other borrowings	2,250	2,020	611	3.02%	1.11%	2.04%

Total Funding	$275,687	$156,461	$89,133	2.10%	2.10%	2.74%

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2004 (In Thousands):

TIME CERTIFICATES OF DEPOSITS
Three months or less	$17,738
Four – six months	20,660
Seven – 12 months	15,434
Over 12 months	20,918

Total	$74,750

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Return on average assets	(0.93)%	(1.52)%	(2.57)%
Return on average common stockholders’ equity	(9.57)%	(12.42)%	(19.49)%
Average equity to average assets ratio	10.61%	12.21%	13.17%

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

The asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the respective Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Banks’ earnings.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Sensitivity” for an analysis of rate sensitive assets and liabilities.

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

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks has established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Busey Bank, FSB Florida, Columbus Bank & Trust (a Synovus member bank), and The Bankers Bank of Georgia. Available lines of credit with correspondent banks amounted to $21,800,000.

EMPLOYEES

At December 31, 2004, the Company employed 120 full-time-equivalent employees, none of whom were represented by a union or collective bargaining agreement. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, The FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. The implementation of this statement is expected to result in an additional $482,000 in expense, on an annualized basis.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments, On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) EITF 3-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. Please see Note 2 – Securities for information relating to the required disclosures with respect to these investments.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent interest rate lock commitment. The provisions of SAB 102 affect only the timing of the recognition of mortgage banking income and were effective for loan commitments entered into after March 31, 2004. The provisions of SAB 105 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This includes loans purchased or acquired in business combinations, but does not apply to loans originated by the Company. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management does not anticipate that the implementation of this SOP will have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company does not currently have any ownership, contractual or other financial interest in a Variable Interest Entity and therefore, FIN 46R is not applicable.

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

Bank Holding Company Regulation. The Company is deemed a bank holding company and a member of the Federal Reserve System under the Bank Holding Company (“BHC”) Act of 1956. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of the bank holding company; or (iii) merging or consolidating with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues, including the party’s performance under the Community Reinvestment Act of 1977 (the “CRA”), which is discussed below.

Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the Community Reinvestment Act, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, such assessment is required of any bank which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant BHC, and such records may be the basis for denying the application.

Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law which reformed and modernized certain areas of financial services regulation. This act permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure as a financial subsidiary of a national bank. The new law reserves the role of the Federal Reserve as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also mandates a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker”, and replaces it with a set of limited exemptions that allows the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliations between different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to customers.

Sarbanes-Oxley Act. In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

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

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for: (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (“SEC”) of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

•	disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and

•	the presentation of pro-forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

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

Regulation W. The Federal Reserve on October 31, 2002, approved a final Regulation W that comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document, the Federal Reserve’s interpretations of sections 23A and 23B. Regulation W had an effective date of April 1, 2003.

Bank Regulation. Bank of Florida – Southwest, Bank of Florida and Bank of Florida – Tampa Bay are state chartered banks, subject to the supervision and regulation of the Florida Department of Financial Services (the “Department”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC serves as the primary federal regulator and the administrator of the fund that insures the deposits of the Banks. The Banks are subject to comprehensive regulation, examination and supervision by the Department and are subject to other laws and regulations applicable to banks. Among the statutes and regulations to which the Banks are subject are limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the FDIC and the Department, to which the Banks submit periodic reports regarding their financial condition and other matters. The FDIC and the Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection, safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

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

Transactions with Affiliates. In addition to the limitations imposed by Regulation W, there are various legal restrictions on the extent to which the Banks may engage in loan transactions with the Company and its subsidiaries and other affiliates. Subject to certain limited exceptions, the Banks may not extend credit to the Company or any one of the Banks’ affiliates in excess of ten percent of the Banks’ capital stock and surplus, or to all affiliates, in the aggregate, in excess of twenty percent of the Banks’ capital stock and surplus. All extensions of credit by the Banks to an affiliate must be fully collateralized by high quality collateral.

Transactions involving extensions of credit to the Banks’ affiliates are subject to further limitations. These additional limitations are also applicable to: (1) transactions involving the purchase of assets or securities from affiliates; (2) extensions of credit and other transactions by the Banks to or with third persons where there is a benefit to an affiliate of the Bank; (3) contracts in which the Bank provides services to an affiliate; and (4) transactions in which an affiliate receives a brokerage commission in a transaction involving the Banks. All such transactions must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Banks as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

Dividends. The Company’s ability to pay cash dividends will depend almost entirely upon the amount of dividends that its subsidiary banks are permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that the company may only pay dividends if the dividend payment would not render it insolvent, or unable to meet its obligations as they come due.

The Department limits the Banks’ ability to pay dividends. As state-chartered banks, the Banks are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the bank’s capital under certain circumstances without the prior approval of the Department and the FDIC. Except with the prior approval of the Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of capital stock.

The Company’s subsidiary Banks are not currently able to pay dividends because of the organizational costs and initial operating losses that have been incurred since their inception. Furthermore, the Company does not expect that its subsidiary banks will pay dividends in the foreseeable future because they will retain any earnings to support their growth.

Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to: (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways. The Company’s capital levels are in excess of those required to be maintained by a “well capitalized” financial institution. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company’s capital position in a relatively short period of time, making an additional capital infusion necessary.

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

Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of the Banks will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

Bank Branching. Banks in Florida are permitted to branch statewide. A State bank’s expansion is subject to the Department and FDIC approval. Any such approval would take into consideration several factors, including the banks’ level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see ”Interstate Banking” below.

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors set forth in the Change in Bank Control Act are present.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Under this law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible subject to certain limitations. Florida also has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. A Florida bank may also establish, maintain, and operate one or more branches in a state other than Florida pursuant to an interstate merger transaction in which the Florida bank is the resulting bank.

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

Bank of Florida Trust Company. The Company’s state-chartered trust company, Bank of Florida Trust Company, is subject to the supervision and regulations of the Department which focuses on, among other things, the soundness of internal controls, appropriate investments, permissible activities, and fiduciary duties.

ITEM 2. PROPERTIES

Bancshares of Florida, Inc.’s corporate headquarters and Bank of Florida - Southwest’s main offices are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34103. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida - Southwest leases one-half of the first floor, consisting of 12,324 square feet, from Citizens Reserve, LLC. The first floor houses a banking center with a Board Room, dining room, two conference rooms, seven offices, five teller stations, two remote drive-through lanes and an ATM/night deposit lane. Private banking offices and a conference room are also located on the ground floor. Bancshares of Florida also leases 8,246 square feet on the second floor, with offices and work areas for finance, advertising, executive offices, and holding company administrative personnel. The lease is for ten years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2004 is $61,000.

Bancshares of Florida, Inc. leases approximately 5,273 square feet for its Customer Service Operations (“CSO”) center located at 3364 Woods Edge Circle, Units A through E, Bonita Springs, FL 34134. The lease is for a three year period ending in 2007. The monthly lease payment as of December 31, 2004 is $9,900.

Bank of Florida - Southwest’s former main office at 3401 Tamiami Trail North, Naples, Florida, now serves as a full-service branch office. This branch office, which is owned by Bank of Florida - Southwest, is approximately 4,500 square feet contained in a two-story modern office building located on approximately one acre of land. The branch office has a lobby area, vault, two executive offices, four teller stations and five drive-through lanes.

Bank of Florida operates from approximately 8,100 square feet of first floor space in the Corporate Center office building located at 110 East Broward Boulevard, in downtown Fort Lauderdale. This space is sub-leased from Wachovia Bank, N.A. The space includes 13 offices, a conference room, five teller stations, a customer service area, a vault and employee facilities. The site does not have drive-in facilities, but does contain an ATM facility. The lease is for eight years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2004 is $25,500. In addition, Bank of Florida leased 1,148 square feet of office space located at 5200 N. Federal Highway, Suite 1 in Ft. Lauderdale and began branch operations in the second half of 2004. The monthly lease payment for this facility as of December 2004 is $2,800.

Bank of Florida has also leased approximately 8,900 square feet of office space in Palm Beach County, located at 595 South Federal Highway, in downtown Boca Raton. The space consists of 6,460 square feet on the first floor, 2,500 square feet on the second floor, the garage, all common areas located on the property and the exclusive use of two (2) remote drive-thru lanes for banking purposes, located on the west side of 555 South Federal Highway. The lease is for fifteen years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2004 is $35,900.

Bank of Florida - Tampa Bay leases 5,454 square feet of office space located in the Harbour Island area of downtown Tampa at 777 South Harbour Island Boulevard. The space consists of 2,718 square feet on the ground floor lobby which is operated as the main branch and banking facility. Additional space is located on the ninth floor and serves as the corporate and lending offices of the bank. The monthly lease payment as of December 31, 2004 is $8,200.

Bank of Florida Trust Company maintains offices and personnel at both subsidiary banks’ main offices, and also meets with prospective clients at Bank of Florida - Southwest Tamiami Trail North branch office.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10-KSB, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 2004 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by approximately 1,740 holders registered or in street name as of December 31, 2004. On July 28, 2004 the Company became listed on the Nasdaq National Market under the symbol “BOFL”. Prior to that, the Company’s stock had been traded on the NASDAQ SmallCap Market under the symbol “BOFL” since December 30, 2002. Prior to December 30, 2002, there was no established public trading market for the Company’s common stock. The table below shows the high, low and closing bid prices on the NASDAQ National and SmallCap Markets for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing
December 31, 2002	$10.00	$10.00	$—
March 31, 2003	$12.00	$9.04	$9.20
June 30, 2003	$9.95	$9.05	$9.90
September 30, 2003	$10.84	$9.70	$10.36
December 31, 2003	$14.75	$11.31	$14.74
March 31, 2004	$17.85	$14.50	$14.90
June 30, 2004	$15.69	$12.32	$13.99
September 30, 2004	$15.92	$12.64	$15.89
December 31, 2004	$16.21	$13.80	$16.11

To date, Bancshares has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Banks’ earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company, especially the ability of the Banks to pay dividends.

Effective January 1, 2005, all of the subsidiary Banks are Florida state-chartered institutions. As state-chartered institutions, the Banks and the Trust Company are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from their capital under certain circumstances without the prior approval of the Department. Except with the prior approval of the Department, all dividends of any Florida bank or trust company must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank and trust company in Florida is required to transfer at least 20% of its net income to surplus until their surplus equals the amount of paid-in capital.

Under the Company’s 1999 Stock Option Plan, as amended, 575,000 shares of common stock have been reserved for issuance upon the exercise of stock options. Furthermore, directors of the Banks have been granted warrants to purchase Company common stock as part of previous stock offerings and/or the opening of the Banks for business. The following table reflects the number of shares, which have been reserved for issuance upon the exercise of options and warrants.

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	# of Equity Securities Remaining available for Future issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	446,949	$12.18	109,951
Warrants Issued with Organization	303,856	$11.03	0

Total	750,805	$11.71	109,951

See “Note 10-Stock Options of the Notes to the Consolidated Financial Statements” for a further discussion of stock options and warrants granted.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancshares of Florida, Inc. is a multi-bank holding company with $421 million in assets as of December 31, 2004 and was incorporated in Florida in September 1998. Its primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Company provides a variety of other lending, wealth management, technology-based cash management and other depository services, frequently as an adjunct to the needs of its commercial borrowers, along with providing these same products to individuals who may have no commercial borrowing relationship.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic and industry conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as the portions of this Management’s Discussion and Analysis section entitled “Loan Portfolio” and “Asset Quality and Provision for Loan Losses.” Although management believes the levels of the allowance as of December 31, 2004 and 2003 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

The following discussion presents management’s analysis of the financial condition and results of operations of the Company for each of the years ended December 31, 2004 and 2003 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document.

The “Summary Selected Consolidated Financial Data” that follows is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system. The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Statistical information that follows is generally based on average daily amounts.

SUMMARY SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2004	2003	2002	2001	2000
		(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$14,767	$8,856	$5,884	$4,450	$2,674
Total interest expense	4,962	3,278	2,438	2,251	1,385
Net interest income before provision for loan losses	9,805	5,578	3,446	2,199	1,289
Provision for loan losses	1,279	833	487	215	256
Net interest income after provision for loan losses	8,526	4,745	2,959	1,984	1,033
Noninterest income	2,176	1,335	808	488	44
Noninterest expense	13,582	8,789	6,407	3,024	2,341
Provision for income taxes	0	0	0	0	0
Net loss	(2,880)	(2,709)	(2,640)	(552)	(1,264)

Balance Sheet Data:
Total assets	$420,808	$222,610	$144,535	$77,092	$49,288
Total cash and cash equivalents	57,897	8,424	26,373	6,002	8,736
Interest-earning assets	394,851	209,426	134,447	71,730	46,144
Investment securities	25,945	8,072	6,664	76	1,075
Loans held for investment	325,981	200,490	105,889	68,406	33,000
Allowance for loan losses	2,817	1,568	907	494	281
Deposit accounts	376,064	201,154	129,327	64,288	40,135
Stockholders’ equity	41,954	21,220	15,006	8,521	9,074

Share Data:
Basic loss per share	$(0.81)	$(0.92)	$(1.48)	$(0.47)	$(1.09)
Diluted loss per share	(0.81)	(0.92)	(1.48)	(0.47)	(1.09)
Book value per common share (period end)	7.93	6.89	7.22	7.31	7.79
Weighted average shares outstanding used for basic and diluted earnings per share	3,811,270	2,948,514	1,784,892	1,165,370	1,164,675
Total shares outstanding	4,835,632	3,079,199	2,079,199	1,165,370	1,165,370

Performance Ratios:
Return on average assets	(0.93)%	(1.52)%	(2.57)%	(0.87)%	(3.41)%
Return on average common stockholders’ equity	(9.57)	(12.42)	(19.49)	(7.74)	(12.86)
Interest-rate spread during the period	3.03	2.99	2.89	2.76	2.66
Net interest margin	3.42	3.37	3.64	3.77	3.60
Efficiency ratio	113.36	127.12	150.61	112.60	158.07

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.86%	0.78%	0.86%	0.72%	0.85%
Net charge-offs to average loans	0.02	0.16	0.09	0.00	0.00
Nonperforming assets to period end total assets	0.14	0.02	0.15	0.31	0.00

Capital and Liquidity Ratios:
Average equity to average assets	10.61%	12.21%	13.17%	11.21%	26.48%
Leverage (4.00% required minimum)	11.07	10.32	10.99	13.38	18.72

Risk-based capital:
Tier 1	11.85%	11.66%	15.40%	13.36%	27.07%
Total	13.24	12.52	16.33	14.14	27.90
Average loans held for investment to average deposits	95.23	93.96	96.03	95.78	66.39

Trust Assets Under Advice:
Total assets under advice	$202,138	$131,000	$72,000	$57,332	$17,563
Trust fee income	1,063	492	297	149	—
Trust fees as a % of average assets under advice	0.64%	0.48%	0.46%	0.40%	0.00%

Year Ended December 31, 2004 Compared to

Year Ended December 31, 2003

FINANCIAL CONDITION

The Company as a whole, including our 5 1/2 -year-old Naples bank, our 2 1/2-year-old Fort Lauderdale bank, and our new market initiatives noted below, amply surpassed the $400 million asset threshold, growing $198 million or 89% over the last twelve months to $421 million. This compares with $78 million or 54% growth in 2003. Our Tampa Bay bank opened in early November and already has reached $33 million in assets, including $13 million in loans, while our Palm Beach County initiative opened as a branch of the Company’s Fort Lauderdale bank in early October, and at the outset has proven to be an important new funding source with $12 million in deposits at year end.

The primary driver of the increase in assets was loan growth. Total loans grew $41million or 15% during the last ninety days, nearly twice the pace of third quarter 2004 and the largest quarterly dollar increase in the Company’s history. Loans ended the year at $326 million, up $125 million or 63% at year end. Asset quality continued to be strong, with nonperforming loans at 0.18% of loans outstanding at year end and net charge-offs at 0.02% of average loans for the year; both measures are consistent with our historic norm and very favorable to national peer bank levels. The overall increase in interest-earning assets was $185 million or 89% during 2004 compared to $185 million or 56% one year ago. Earning asset growth was primarily funded by increased deposits, which rose by $175 million or 87% to $376 million.

Shareholders’ equity rose $20.7 million during the year, representing $3.4 million in net proceeds from a March 2004 preferred stock issuance, $19.8 million in net proceeds from the Company’s third quarter 2004 common stock offering of 1.725 million shares, $0.4 million from the issuance and/or exercise of stock option and warrants, less $2.9 million in losses for the year.

Assets under advice at the Bank of Florida Trust Company subsidiary, which commenced operations in August 2000, ended 2004 at an all-time high of $202 million, up $71 million or 54% from one year earlier. It presently services approximately 74 clients, with an average relationship of $2.2 million (excluding its largest client). The Trust Company completed its first full year of profitability in 2004.

The following table summarizes the major components of the balance sheet as of December 31, 2004 and 2003, respectively.

	AT DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total assets	$420,808	$222,610	198,198	89.0%
Cash and cash equivalents	57,897	8,424	49,473	587.3%
Interest-earning assets	394,851	209,426	185,425	88.5%
Investment securities	25,945	8,072	17,873	221.4%
Loans held for investment	325,981	200,490	125,491	62.6%
Allowance for loan losses	2,817	1,568	1,249	79.7%
Deposit accounts	376,064	201,154	174,910	87.0%
Stockholders’ equity	41,954	21,220	20,734	97.7%

Total shares outstanding	4,835,632	3,079,199	1,756,433	57.0%
Book value per common share	7.93	6.89	1.04	15.1%

Allowance for loan losses to total loans	0.86%	0.78%	0.08%	10.5%
Allowance for loan losses to nonperforming loans	480.70%	3,336.84%	(2856.14)%	(85.6)%
Nonperforming loans to total loans	0.18%	0.02%	0.16%	666.8%
Nonperforming assets to total assets	0.14%	0.02%	0.12%	559.6%

Leverage (Tier 1 to average total assets)	11.07%	10.32%	0.75%	7.3%
Assets under advice – Bank of Florida Trust Company	$202,138	$131,000	71,138	54.3%

Loan Portfolio

Total gross loans outstanding were $326 million as of year-end 2004, an increase of $125 million or 63% over the prior year. The Naples bank accounted for $63 million in growth (up 43% to $210 million) while loans at the Ft. Lauderdale bank rose $50 million (up 94% to $103 million). Our new de novo bank in the Tampa Bay market, which opened in November 2004, ended the year with $13 million in loans outstanding. Management believes that general economic conditions in the Company’s primary operating areas, including the real estate markets, continue to be healthy due to steady growth in population, personal income, and demand for property and services, which explain the continued strong loan demand for the Company’s lending products.

As indicated in the loan portfolio table in Item 1, commercial loans not secured by real estate ended the year at $43 million, up $9 million or 25% from a year earlier. Commercial loans secured by real estate, including construction loans, approximated $183 million of the total $244 million in real estate loans at December 31, 2004, compared to an approximate $111 million of the $135 million in real estate loans at December 31, 2003. As a result, the combined growth in loans to commercial borrowers was $81 million or 56% over the year. Consequently, commercial loans comprised $226 million or 69% of loans outstanding as of year-end 2004, up from $145 million or 72% of loans outstanding at year-end 2003. When 1-4 family residential real estate used to secured commercial borrowings is considered, total commercial loan borrowings constituted approximately $253 million or 78% of year-end 2004 loans outstanding. While the Company is positioned to serve the seasonal working capital needs of its customers, its primary focus is on commercial real estate term and commercial construction loans. The Company generally does not seek to purchase or participate in loans of other institutions outside its operating area due to the adequacy of demand in its operating area, the desire for a long-term, face-to-face working relationship, including providing depositor services, and a belief that asset quality can be more effectively monitored within its local market area.

Consumer loans, including one-to-four family residential loans, ended 2004 at $100 million versus $56 million one year earlier, representing a growth rate of 79%. These levels are comprised of equity lines of credit and installment loans shown in the loan portfolio table in Item 1 plus consumer loans secured by real estate. In total, consumer loans constituted 31% of loans outstanding at year-end 2004 versus 28% at December 31, 2003.

As a subset of total consumer loans, residential real estate loans totaled approximately $35 million at year end 2004 (11% of total loans outstanding); home equity and other consumer lines of credit reached $30 million at year-end 2004 (9% of total loans outstanding); and consumer installment loans were $8 million (2% of total loans outstanding). Based on the private banking focus of the Company, a good portion of the consumer loans outstanding is related to borrowers who also have a commercial loan or other relationship with the subsidiary Banks.

Deposits

Total deposits increased $175 million or 87% in 2004 to end the year at $376 million. Deposit growth in the Bank of Florida - Southwest (Naples bank) comprised $76 million of this increase, up 51% to $226 million in deposits at December 31, 2004, while deposits at the Ft. Lauderdale bank climbed $76 million or 133% to $134 million. The Bank of Florida - Tampa Bay ended the year with $23 million in deposits.

The largest shares of deposit growth were in demand deposit (DDA) and low-cost NOW accounts (up $50 million), money market deposits (up $47 million), and certificates of deposit (up $73 million). As of year end 2004, these accounts comprised 25%, 29%, and 45%, respectively, of total deposits. Growth in DDA accounts was $36 million or 139% during the year to 16% of total deposits, reflective of the Company’s focus to grow this source of funds through expanded services. The Ft. Lauderdale bank ended the year with a DDA/total deposit ratio of 28% compared to that of the Naples bank at 11%, reflective of the latter’s more CD-oriented market place.

A good share (40%) of Company-wide growth in CDs of $73 million came from national market CDs, which the Naples bank has used as a source to fund the increase in its loans. This funding source, which the Company has found to be reliable and frequently at a lower cost than local market CDs, increased from $28 million at year-end 2003 to $58 million at year-end 2004. As of that date, total CDs constituted $169 million or 45% to total deposits, down slightly from a 47% mix a year earlier.

Non-interest bearing demand deposits reached $61 million at year-end 2004, an increase of $36 million or 135% over the prior year. Most of the growth ($27 million) occurred at the Ft. Lauderdale bank, reflecting expansion from an initially low level of operating accounts, as lending relationships, with associated deposit accounts, grew and usage of cash management products expanded. Demand deposits constituted approximately 16.2% of total deposits at year-end 2004 compared to 12.7% at year-end 2003.

The Company’s core deposits, using the industry definition which excludes national market CDs and time deposits of $100,000 or more, ended 2004 at $244 million, an increase of $105 million or 75% from one year earlier. National market CDs constituted 15% of total deposits at December 31, 2004 versus 14% a year earlier. Time deposits of $100,000 or more at year-end 2004 comprised 20% of total deposits, somewhat higher than its peers owing to the nature of its depositor base being generally larger commercial or private banking customers with typically higher balances; as such, the Company considers these deposits to be frequently as reliable as core deposits under $100,000..

Subordinated Debt

During June 2004, Bank of Florida – Southwest issued $2 million in subordinated debt to a local community bank. Interest is payable monthly at a rate of prime less one percent during the first sixty days, prime plus zero percent for the next sixty days, and prime plus one percent, thereafter. The interest rate at December 31, 2004 was 5.25%. This debt matures and is payable in full in June of 2010. Bank of Florida – Southwest may prepay the debt at its option without penalty but with accrued interest. There was no such debt outstanding as of December 31, 2003.

RESULTS OF OPERATIONS

The Company’s net loss for 2004 was $2.880 million, a $171,000 or 6.3% increase from 2003’s net loss of $2.709 million. The loss per share was $0.81, 12% less than in 2003 due to the increase in shares outstanding in third quarter 2004 from the Company’s public offering.

The following table summarizes the major components of the Statement of Operations and key ratios for the twelve months ending December 31, 2004 and 2003, respectively.

	FOR THE YEAR ENDED DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2004	2003	$	%
Total interest income	$14,767	$8,856	$5,911	66.7%
Total interest expense	4,962	3,278	1,684	51.4%

Net interest income before provision for loan losses	9,805	5,578	4,227	75.8%
Provision for loan losses	1,279	833	446	53.5%

Net interest income after provision for loan losses	8,526	4,745	3,781	79.7%
Non-interest income	2,176	1,335	841	63.0%
Non-interest expense	13,582	8,789	4,793	54.5%
Provision for income taxes	—	—	—	—

Net loss	(2,880)	(2,709)	(171)	(6.3)%

Basic loss per share	$(0.81)	$(0.92)	$0.11	11.9%
Diluted loss per share	(0.81)	(0.92)	0.11	11.9%
Weighted average shares used for diluted loss per share	3,811,270	2,948,514	862,756	29.3%

Top-line revenue	$11,977	$6,904	$5,073	62.3%
Net interest margin	3.42%	3.37%	0.05%	1.5%
Efficiency ratio	113.36%	127.12%	(13.78)%	(10.8)%
Average equity to average assets	10.61%	12.21%	(1.60)%	(13.1)%
Average loans held for investment to average deposits	95.23%	93.96%	1.27%	1.4%
Net charge-offs to average loans	0.02%	0.16%	(0.14)%	(8.75)%

In addition to establishing its operation in Palm Beach County, which began to be developed in March 2004, and opening the Tampa Bay bank, which began with the purchase of Bank of Florida, Tampa Bay (In Organization) in August, the Company incurred additional 2004 expense in writing off the deferred costs of a bank acquisition in Pembroke Pines, Florida, which was terminated in September 2004. The combined net costs of these activities, including all related expenses before and since the opening of these locations, net of offsetting revenues, is defined in this MD&A as “net expansion costs.”

The Company considers it useful to identify the impact of these expansion activities compared to the activities of its established Naples, Fort Lauderdale, and Trust Company franchises. Improved results of $1.697 million in the Naples, Fort Lauderdale (excluding the Palm Beach County location), and Trust Company franchises enabled the increase in the Company’s 2004 net loss to be held to $171,000 compared to 2003, despite 2004’s net expansion costs of $1.868 million.

The table below details the calculation of net expansion costs and related computations. There were no comparable expenses in 2003.

Explanation of Net Expansion Cost Calculation

	4Q’04	3Q’04	4Q-3Q Change	Total 2004
Net loss reported	$(993)	$(856)	$(137)	$(2,880)

Tampa Bay (TB) net start-up costs	(512)	(181)	(331)	(693)
Palm Beach (PB) net start-up costs	(308)	(237)	(71)	(734)
TB/PB warrants & options	(119)		(119)	119
Tampa Bay intangible amortization	(10)	—	(10)	10
Horizon deferred acquisition expense write-off		(312)	312	312

Net expansion costs	(949)	(730)	(219)	(1,868)

Net loss adjusted for expansion costs	(44)	(126)	82	(1,012)

Naples loan loss provision	150	176	(26)	650
Ft. Lauderdale loan loss provision	166	87	79	493

Net income adjusted for expansion costs, before loan loss provision	$272	$137	$135	$131

	4Q’04	3Q’04	4Q-3Q Change	Total 2004
Total noninterest expense	$4,156	$3,794	$362	$13,583

Tampa Bay (TB)	424	181	243	605
Palm Beach (PB)	311	237	74	737
TB/PB warrants & options	119	—	119	119
Tampa Bay intangible amortization	10	—	10	10
Horizon deferred acquisition expense write-off	—	312	(312)	312

Expense of expansion activities	864	730	134	1,783

Noninterest expense adjusted for expansion costs	$3,292	$3,064	$228	$11,800

For 2004 as a whole, top-line revenue rose by $5.073 million or 62%, nearly double the $2.650 million or 62% rise in 2003. The Company considers “top-line revenue” to be useful in explaining financial performance, as it combines both the Company’s lending or spread income business (interest income less interest expense) and its fee income business, both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components. Top-line revenue equals net interest income before provision for loan losses plus noninterest income, exclusive of gain/loss on sale of investment securities.

The increase in top-line revenue of $5.073 million compares to a $4.793 million rise (up 55%) in noninterest expense; $1.868 million of this increase reflects costs related to establishing our Palm Beach County and Tampa Bay operations and a loss taken on terminating a proposed merger with Horizon Financial Corp. The resulting net improvement of $275,000 (including $5,000 fewer net gains on securities and miscellaneous transactions) was more than offset by $446,000 in additional loan loss provision expense due to 63% growth in loans. The noninterest income component of top-line revenue climbed an impressive 64% for all of 2004, two thirds of which reflected higher trust fees and the balance related to banking service charges, commissions, and fees. However, vigorous loan growth drove the net interest income component up an even greater 76%, bringing noninterest income as a percent of top-line revenue down 1.1 percentage points to 18.1%.

Excluding the expansion costs of Tampa Bay, Palm Beach County, and the Horizon acquisition write-off, noninterest expense for the year rose $3.0 million or 34%. The increase in non-interest expense in 2004 compared to the prior year was largely due to the cost of readying and staffing the Company’s new operations center to support the larger organization, including conversion costs to a new core data processing vendor; annual increases in the cost of leased quarters; and timing of certain personnel costs. Including expansion expense, the Company’s efficiency ratio was 113.4% compared to 127.1% in the prior year, which contained no expansion expense; excluding expansion expense and revenues from the Tampa Bay and Palm Beach County markets, the Company’s 2004 efficiency ratio improved even further to 98.9%.

Lastly, the provision for loan losses, which builds the allowance for loan losses (after the impact of net charge-offs), increased by $446,000 or 54% in 2004 to $1,279,000, largely due to general credit risks related to vigorous loan growth of 63% during the year. The loan loss allowance ended 2004 at $2.817 million, up 80% over the last twelve months.

The Company’s 2004 net loss before provision for loan losses was $1.6 million, a $275,000 or 15% improvement over the prior year. The Company considers this measurement an important indication of the size of its earnings stream (top-line revenue less non-interest expense) and its ability to absorb loan loss provisioning caused by rapid loan growth. Because the requirement to provide for an allowance for loan losses coincides with loan growth, it may take several months before the net interest income on loan growth covers the associated provision for loan losses. The larger the Company’s earnings stream becomes, the less the disproportionate impact on profitability of the preceding provisioning.

Net Interest Income

Net interest income increased $4.2 million or 76% in 2004 to $9.8 million. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.02% on average in 2004, a slight increase of 3 basis points over the prior year. In addition, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 3.42% in 2004, a 5 basis points increase over 2003.

Interest income increased $5.9 million or 67% to $14.8 million in 2004, reflective of continued strong loan growth coupled with the impact of five quarter point prime rate increases in the third and fourth quarters of 2004. Approximately 55% of loans outstanding immediately adjust to a prime rate change, which resulted in a 52 basis point improvement in the fourth quarter 2004 loan yield compared to the second quarter 2004 loan yield. Though loan growth was vigorous during the year, deposit growth was also strong, resulting in higher temporary investments (largely low-yielding overnight Federal Funds sold to maintain liquidity) especially during that last half of the year; this growth along with the impact of cash received from the July secondary offering reduced the improvement in the yield on earning assets in the fourth quarter versus the second quarter to 16 basis points. For all of 2004, the average yield on interest-earning assets decreased 22 basis points to 5.14%.

Interest expense totaled $5.0 million in 2004, an increase of $1.7 million or 51%. The overall yield on interest-bearing liabilities was 2.12%, a decrease of 25 basis points from the prior year. Combined NOW and money market rates were 16 basis points lower on average, while the average cost of certificates of deposit declined 56 basis points. Renewal of maturing certificates of deposit (“CD”) and expansion of CDs outstanding at lower financial market rates resulted in an overall decrease in the average funding rate for the year.

The Company’s cost of funds began to rise coincident with the prime rate increases which started in July 2004. Because of the maturity structure of the CDs and the Company’s ability to lag increases in non-maturity deposits, the overall cost of interest–bearing liabilities increased by 18 basis points from second quarter 2004 to fourth quarter 2004 compared to the 52 basis increase in average loan yield during the same period as noted above. Because of the improvement in overall earning asset yield was held to 16 basis points, the net interest spread for fourth quarter 2004 was one basis point lower than in second quarter 2004. The net interest margin widened because the cash provided by the July secondary offering decreased the ratio of interest-bearing liabilities to earning assets from 84.5% to 80.8%.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Average balances have been derived from daily averages.

	For the Twelve-Months Ended December 31,
	2004		2003
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning Assets:
Interest Earning Deposits	$—	$—	0.00%	$3,733	$79	2.12%
Securities[1]	9,079	322	3.55%	9,816	342	3.48%
Federal Funds Sold	17,576	294	1.67%	6,682	72	1.08%
Loans[2]	260,385	14,151	5.43%	145,113	8,363	5.76%

Total Interest-Earning assets	287,040	14,767	5.14%	165,344	8,856	5.36%
Non Interest-earning assets	22,894			13,217

Total Assets	$309,934			$178,561

Liabilities:
Interest-bearing liabilities:
NOW & Money Market	$96,776	1,203	1.24%	$64,092	$897	1.40%
Savings	2,842	40	1.41%	1,072	5	0.47%
Time Deposit	132,514	3,650	2.75%	71,170	2,354	3.31%
Other Borrowings	2,250	69	3.02%	2,020	22	1.09%

Total interest-bearing liabilities	$234,382	4,962	2.12%	$138,354	$3,278	2.37%

Demand deposits	41,305			18,107
Other non-interest bearing liabilities	1,350			291

Total non-interest bearing liabilities	42,655			18,398

Stockholders’ Equity	32,897			21,809

Total Liabilities & Stockholders’ Equity	$309,934			$178,561

Net interest income		$9,805			5,578

Interest-rate spread			3.02%			2.99%
Net interest margin			3.42%			3.37%
Ratio of interest-bearing liabilities to earning assets		81.7%			83.7%

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purposes of this analysis, non-accruing loans, if any, are included in the average balance outstanding.

As shown by the table in Item 1 (Rate/Volume Analysis of Net Interest Income), the $4.2 million increase in 2004’s net interest income reflects the impact of higher earning asset volumes more than compensating for the increase in outstanding interest-bearing liabilities. Higher volumes (virtually all due to loan growth), enhanced by the impact of a lower mix of interest-bearing liabilities, increased net interest income by $4.3 million, offset by $65,000 less net interest income due to earning assets yields falling faster than rates on interest-bearing liabilities.

Noninterest Income

Total noninterest income increased by 63% or $841,000 in 2004 to $2.2 million. Fees earned by the Bank of Florida Trust Company climbed 116% to $1.1 million based on growth in assets under advice of 54%. Service charges on deposit accounts increased 77% to $867,000 indicative of growth in demand deposits in both the Naples and Ft. Lauderdale Banks and the early impact of expansion into the Palm Beach and Tampa Bay markets. These improvements were slightly offset by a 29% reduction in fees from the origination and sale of mortgages in the secondary market from the prior year to $242,000; turnover of mortgage originators and reduced mortgage refinancing due to the upturn in financial market rates explain the reduction.

Noninterest Expense

Noninterest expense totaled $13.6 million in 2004, a $4.8 million or 54% increase from the prior year. The primary source of the increase ($2.7 million, including the termination of the Horizon agreement) related to holding company expansion, consistent with providing additional cost-effective services to the Company’s subsidiaries. Holding company expense, net of intercompany eliminations, increased as resources began to be added to provide comprehensive and more cost effective services to the subsidiary Banks than they could afford on their own. A significantly greater share of executive management’s efforts has been directed towards acquisitions, capital-raising activities, and overall risk management, with higher on-staff accounting and finance expertise as well as greater outside auditing, legal and consulting fees.

Of the overall $4.8 million increase in noninterest expense, $1.868 million reflects costs related to establishing our Palm Beach County and Tampa Bay operations and a loss taken on terminating the proposed merger with Horizon Financial Corp. Overall, personnel costs increased $2.3 million or 53%, occupancy expenses increased $708,000 or 47%, and general operating expenses rose $1.6 million or 74%. Included in general operating expenses are professional and outside services, data processing costs and the write-off of deferred expense related to the termination of the Horizon agreement, which increased $343,000, $216,000 and $312,000, respectively.

Asset Quality and Provision for Loan Losses

The Company maintained asset quality at high levels as measured by low nonperforming loans (0.18% of loans outstanding or $586,000), strong coverage of the loan loss allowance to nonperforming loans (4.8 times), minimal past due loans (30-89 days at 0.41% of loans outstanding), and very manageable net charge-offs of $30,000 for the entire year or 0.01% of average loans. The most recently available data for national peer banks through September 30, 2004 had ratios of 0.59%, 0.69%, and 0.14%. As of December 31, 2003, nonperforming loans (90+ days past due and nonaccruals) totaled $47,000 or 0.02% of loans outstanding. Net charge-offs for 2003 were $172,000 or 0.16% of average loans.

The allowance for loan losses at December 31, 2004 amounted to $2.817 million or 0.86% of outstanding gross loans compared to $1.568 million or 0.78% of loans outstanding one year earlier. Because of the Company’s lack of historical loss experience, the allowance has been established based principally on loss histories of comparably sized and positioned banking institutions, adjusted for current economic and demographic conditions. The allowance is also influenced by the fact that some 18% of the loan portfolio at December 31, 2004 is related to residential real estate, which historically has resulted in a lower percentage of losses. The loan loss provision was $1.3 million in 2004, 54% higher than the expense in 2004, largely because of strong loan growth of 63% during the year.

Results by Operating Unit

The following tables represent summarized results of operations by operating unit for the years indicated. (*) “Other” includes consolidating eliminating entries and activity at the holding company level. Selected analysis of these results has been included in the text above.

For the Year Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	* Other	Bancshares of Florida, Inc.
December 31, 2004
Net interest income	$6,364	$3,304	$38	$67	$32	$9,805
Provision for loan losses	650	503	126	—	—	1,279
Noninterest income	902	211	—	1,063	—	2,176
Noninterest expense	5,433	3,189	605	1,077	3,278	13,582

Net income (loss)	$1,183	$(177)	$(693)	$53	$(3,246)	$(2,880)

End of year assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

December 31, 2003
Net interest income	$4,288	$1,233	$—	$57	$—	$5,578
Provision for loan losses	445	388	—	—	—	833
Noninterest income	698	145	—	492	—	1,335
Noninterest expense	4,813	2,530	—	861	585	8,789

Net income (loss)	$(272)	$(1,540)	$—	$(312)	$(585)	$(2,709)

End of year assets	$161,697	$63,462	$—	$2,558	$(5,107)	$222,610

Assets under advice	$—	$—	$—	$131,000	$—	$131,000

FOURTH QUARTER 2004 PERFORMANCE HIGHLIGHTS

The Company’s fourth quarter net loss increased $137,000 to $993,000 compared to third quarter 2004. Top-line revenue (as previously defined above) climbed $414,000 on 21% growth in earning assets and a 9% increase in assets under advice. Noninterest expense rose $362,000, with higher expansion costs of Palm Beach County and Tampa Bay explaining $134,000 of this increase. The resulting net improvement of $51,000 (including a $1,000 loss on the replacement of equipment) was more than offset by $188,000 in additional loan loss provision expense due to 15% growth in loans. Fourth quarter earnings per share was unchanged from the third quarter at $0.22, reflective of the 1.725 million shares received in the July secondary offering being outstanding for the entire fourth quarter.

The following are the performance highlights for the quarter ended December 31, 2004.

1.	Held the increase in the fourth quarter net loss to $137,000 compared to third quarter 2004, absorbing $531,000 in increased net costs of the Palm Beach County and Tampa Bay expansion. Approximately $119,000 of this latter increase reflects the compensation expense of warrants and options issued to directors/advisory board members of the two new entities. Offsetting a portion of the higher expansion costs were the absence of the $312,000 write-off of deferred acquisition expenses related to the Company’s proposed merger with Horizon Financial Corp. in the third quarter and the reduced combined loss of its primary banking market (Naples and Ft. Lauderdale, excluding Palm Beach County), trust company, and parent company business segments. The loss of these combined business segments was $44,000 in the fourth quarter compared to $126,000 in the third quarter.

2.	Improved the profitability of the Company’s three primary franchises (See “Results by Operating Unit”):

•	Increased quarterly earnings of the Naples bank by 66% over third quarter 2004 to $582,000. Assets reached $247 million for a 53% rise over the last twelve months. Full year earnings were $1.182 million versus a $272,000 loss in 2003.

•	Increased quarterly earnings of the Fort Lauderdale bank by 127% over third quarter 2004 to $208,000 before deducting the cost of the new Palm Beach County banking center. Assets were $133 million at year end excluding the Palm Beach location, a 110% rise from one year earlier. Full year earnings were $131,000, before deducting the Palm Beach costs, versus a $1.539 million loss in 2003.

•	Maintained profitability at the Bank of Florida Trust Company for the fourth consecutive quarter, with assets under advice climbing to $202 million, up 9% for the quarter and 54% over year-end 2003. Full year earnings were $53,000 versus a $312,000 loss in 2003.

3.	Achieved positive earnings before expansion costs and loan loss provision expense for the second consecutive quarter at $272,000, which compares to a loss on this basis of $132,000 in fourth quarter 2003. The Company regularly monitors improvement according to this measurement because it is an important indication of the size of its earnings stream (top-line revenue less noninterest expense) and its ability to absorb loan loss provisioning caused by rapid loan growth. Because of the requirement to provide for loan loss allowance on credit risks coincident with loan growth, it may take several months before the net interest income on loan growth covers the associated loan loss provision expense.

4.	Increased loans in the fourth quarter by $42 million or 15% from third quarter 2004, the largest dollar growth in the Company’s history, to $326 million in loans outstanding. This quarter represents the sixth of the last seven quarters where growth has exceeded $20 million. The majority of growth for the fourth quarter and full year was in commercial loans, which ended 2004 at $249 million, largely related to commercial real estate, or 78% of total loans outstanding.

5.	Grew deposits in the fourth quarter by $76 million or 26% from third quarter 2004. The largest shares of this growth were in demand deposit (DDA) and low cost NOW accounts (up $30 million), money market deposits (up $24 million), and certificates of deposit (up $14 million).

6.	Increased quarterly top-line revenue by 13% from third quarter 2004 to $3.6 million, resulting in 74% growth for the year to $12.0 million. The goal is to earn a balance of traditional banking spread interest income plus fee income (top-line revenue) that enables steady overall growth through the business cycle. These two components often pertain to the same customer, against which the underlying noninterest expense to generate those revenues can be matched.

7.	Expanded the average yield on loans by 31 basis points for the quarter compared to a 6 basis point average rise in the rate on interest-bearing liabilities, widening the loan spread over interest-bearing liabilities by 25 basis points to 3.56%; that spread rose by 9 basis points in the third quarter to 3.31% compared to 3.22% in second quarter 2004. These improvements reflect the impact of two quarter point prime rate increases in the fourth quarter and three in the third quarter; approximately 55% of loans outstanding immediately adjust to a prime rate change. The improvement in net interest margin, however, was limited to 9 basis points in the fourth quarter to 3.45%, with no improvement in the third quarter at 3.36%. Though loan growth was vigorous in both quarters, deposit growth was also strong, resulting in higher temporary investments (largely low-yielding overnight Federal Funds sold to maintain liquidity), reducing the improvement in the yield on earning assets to 14 basis points in the fourth quarter and 2 basis points in the third.

8.	Managed fourth quarter noninterest expense to an overall increase of 9.5% or $362,000 more than in third quarter 2004, including all expansion costs as previously discussed. Before consideration of these latter costs, noninterest expense rose 7.4% or $228,000, largely reflective of the full quarter’s cost of readying and staffing the Company’s new operations center to support the larger organization, including conversion costs to a new core data processing vendor; annual increases in the cost of leased quarters; and timing of certain personnel costs.

9.	Including the impact of expansion costs, the Company’s fourth quarter 2004 efficiency ratio rose unfavorably by nine percentage points from one year earlier to 115%. Excluding the impact of expansion costs, fourth quarter 2004 noninterest expense rose 42% over fourth quarter 2003 compared to a 63% increase in top-line revenue, adjusted for Palm Beach County and Tampa Bay revenues. On this basis, the Company improved its efficiency ratio by 14 percentage points in the fourth quarter to 92% versus the same 2003 period.

The following tables summarize the major components of the Statements of Condition and Operations and key ratios for the three months ending December 31, 2004 and September 30, 2004, respectively.

Quarter Ended December 31, 2004 Compared to Quarter Ended September 30, 2004

	FOR THE THREE MONTHS ENDED		INCREASE/ (DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	DECEMBER 31, 2004	SEPTEMBER 30, 2004	$	%
Total interest income	$4,526	$3,907	$619	15.8%
Total interest expense	1,528	1,317	211	16.0%

Net interest income before provision	2,998	2,590	408	15.8%
Provision for loan losses	451	263	188	71.5%

Net interest income after provision	2,547	2,327	220	9.5%
Non interest income	616	611	5	1.0%
Noninterest expense	4,156	3,794	362	9.5%
Provision for income taxes	—	—	—	—

Net loss	(993)	(856)	(137)	(16.0)%

Basic loss per share	(0.22)	(0.22)	0.00	0.0%
Diluted loss per share	$(0.22)	$(0.22)	$0.00	$0.0%
Weighted average shares used for diluted loss per share	4,835,632	4,220,137	615,495	14.6%

Top-line revenue	$3,615	$3,201	$414	12.9%
Net interest margin	3.45%	3.36%	0.09%	2.7%
Efficiency ratio	115.00%	118.53%	(3.53)%	(3.0)%
Average equity to average assets	11.28%	11.55%	(0.27)%	(2.3)%
Average loans held for investment to average deposits	90.37%	97.03%	(6.66)%	(6.9)%
Net charge-offs to average loans	0.00%	0.04%	(0.04)%	(100.0)%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	DECEMBER 31, 2004	SEPTEMBER 30, 2004	$	%
Total assets	$420,808	$344,644	$76,164	$22.1%
Cash and cash equivalents	57,897	41,880	16,017	38.2%
Interest-earning assets	394,851	326,387	68,464	21.0%
Investment securities	25,945	10,196	15,749	154.5%
Loans held for investment	325,981	284,599	41,382	14.5%
Allowance for loan losses	2,817	2,368	449	19.0%
Deposit accounts	376,064	298,878	77,186	25.8%
Stockholders’ equity	41,954	42,835	(881)	(2.1)%

Total shares outstanding	4,835,632	4,835,632	—	—
Book value per share	$7.93	8.13	(0.20)	(2.5)%

Allowance for loan losses to total gross loans	0.86%	0.83%	0.03%	4.1%
Allowance for loan losses to non-performing loans	480.70%	540.68%	(59.98)%	(11.1)%
Non-performing loans to total loans	0.18%	0.15%	0.03%	19.8%
Non-performing assets to total assets	0.14%	0.13%	0.01%	7.1%

Leverage (Tier 1 to average total assets)	11.07%	12.90%	(1.83)%	(14.2)%
Assets under advice – Bank of Florida Trust Company	$202,138	185,873	16,265	8.8%

The following table represents, for the three-month period indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	For the Three-Months Ended
	DECEMBER 31, 2004			SEPTEMBER 30, 2004
	(IN THOUSANDS)
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning Assets:
Interest-earning deposits	$—	$—	0.00%	$—	$—	0.00%
Securities[1]	8,034	80	3.95%	14,956	60	1.59%
Federal funds sold	43,311	205	1.88%	16,411	92	2.23%
Loans[2]	293,295	4,241	5.74%	274,185	3,755	5.43%

Total interest-earning assets	344,640	4,526	5.21%	305,552	3,907	5.07%
Non interest-earning assets	26,001			20,181

Total assets	$370,641			$325,733

Liabilities:
Interest-bearing liabilities:
NOW and money market	$114,879	384	1.33%	$93,040	280	1.20%
Savings	4,914	20	1.61%	3,669	15	1.58%
Time deposit	156,666	1,094	2.77%	145,825	993	2.70%
Other borrowings	2,000	29	5.68%	4,294	29	2.65%

Total interest-bearing liabilities	$278,459	1,527	2.18%	$246,828	1,317	2.12%
Demand deposits	48,106			40,051
Other non-interest bearing liabilities	2,286			1,226

Total non-interest bearing liabilities	50,392			41,277
Stockholders’ Equity	41,790			37,628

Total Liabilities and stockholders’ equity	$370,641			$325,733

Net interest income		$2,999			$2,590

Interest-rate spread			3.03%			2.95%
Net interest margin			3.45%			3.40%

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purposes of this analysis, non-accruing loans, if any, are included in the average balance outstanding.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the period indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance of the later period as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the later period to the change in the average rate in the later period as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO

QUARTER ENDED SEPTEMBER 30, 2004

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$128	$(15)	$113
Other investments	(69)	89	20
Loans	276	210	486

Total interest income	335	284	619

Increase (decrease) in interest expense:
Savings deposits	5	—	5
Time deposits	76	25	101
Other interest-bearing	73	31	104
Other borrowings	(33)	33	—

Total interest expense	121	89	210

Total change in net interest income	$214	$195	$409

As shown by the table above, the $409,000 increase in fourth quarter 2004’s net interest income versus the third quarter 2004 level reflects the benefit of both higher earning asset volumes and an improved net interest margin. Higher volumes (largely due to loan growth) increased net interest income by $214,000, enhanced by $195,000 in additional net interest income due to interest-earning assets yields rising at a faster rate than the cost of funds.

Results by Operating Unit

The following tables represent summarized results of operations by operating unit for the periods indicated. (*) “Other” includes consolidating eliminating entries and activity at the holding company level. Selected analysis of these results has been included in the text above.

For the Three Months Ended:	Bank of Florida- Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida- Tampa Bay	Bank of Florida Trust Company	* Other	Bancshares of Florida, Inc.
December 31, 2004
Net interest income	$1,821	$1,114	$38	$16	$9	$2,998
Provision for loan losses	150	175	126	—	—	451
Noninterest income	267	63	1	285	—	616
Noninterest expense	1,356	1,103	425	292	980	4,156

Net income (loss)	$582	$(101)	$(512)	$9	$(971)	$(993)

End of year assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

September 30, 2004
Net interest income	$1,720	$831	$—	$16	$23	$2,590
Provision for loan losses	176	87	—	—	—	263
Noninterest income	255	79	—	277	—	611
Noninterest expense	1,449	732	181	285	1,147	3,794

Net income (loss)	$350	$91	$(181)	$8	$(1,124)	$(856)

End of year assets	$219,170	$117,960	$2,450	$2,320	$2,744	$344,644

Assets under advice	$—	$—	$—	$185,873	$—	$185,873

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity ($ in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Real estate operating leases	$1,682	$3,260	$2,861	$6,002	$13,805
Equipment operating leases	39	46	31	—	116
Certificates of Deposit	111,975	55,154	1,695	—	168,824
Subordinated Debt	—	—	2,000	—	2,000

Total	$113,696	$58,460	$6,587	$6,002	$184,745

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

Assets under advice at the Bank of Florida Trust Company subsidiary, which commenced operations in August 2000, ended 2003 at an all-time high of $131 million, up $59 million or 82% from one year earlier. It presently services approximately 62 clients, with an average relationship of $2.3 million (excluding its largest client). Bank of Florida Trust Company became profitable in the last two months of 2003 based on net income before allocation of holding company expense.

The following table summarizes the major components of the balance sheet as of December 31, 2003 and 2002, respectively.

	AT DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2003	2002	$	%
Total assets	$222,610	144,535	78,075	54.0%
Cash and cash equivalents	8,424	26,373	(17,949)	(68.1)%
Interest-earning assets	209,426	134,447	74,979	55.8%
Investment securities	8,072	6,664	1,408	21.1%
Loans held for investment	200,490	105,889	94,601	89.3%
Allowance for loan losses	1,568	907	661	72.9%
Deposit accounts	201,154	129,327	71,827	55.5%
Stockholders’ equity	21,220	15,006	6,214	41.4%

Total shares outstanding	3,079,199	2,079,199	1,000,000	48.1%
Book value per share	6.89	7.22	(0.33)	(4.6)%

Allowance for loan losses to total loans	0.78%	0.86%	(0.07)%	(8.7)%
Allowance for loan losses to nonperforming loans	3,336.84%	412.15%	2,924.68%	709.6%
Nonperforming loans to total loans	0.02%	0.21%	(0.18)%	(88.7)%
Nonperforming assets to total assets	0.02%	0.15%	(0.13)%	(86.1)%

Leverage (Tier 1 to average total assets)	10.32%	10.99%	(0.67)%	(6.1)%
Assets under advice – Bank of Florida Trust Company	$131,000	72,000	59,000	81.9%

RESULTS OF OPERATIONS

The Company’s net loss for 2003 was $2.709 million, a $69,000 or 2.6% increase from 2002’s net loss of $2.640 million. The loss per share was $0.92, 38% less than in 2002 due to the increase in shares outstanding in first quarter 2003 from the Company’s initial public offering.

Top-line revenue rose a substantial 62% or $2.650 million over the prior year. Half this growth was contributed by the Company’s new Ft. Lauderdale bank (Bank of Florida), with revenue at the more mature Naples bank (Bank of Florida - Southwest) increasing at nearly the same pace. Revenue at the Bank of Florida Trust Company was up by 85%.

Non-interest expense in 2003 increased at a slower pace (up $2.382 million or 37%) than top-line revenue, resulting in an improved efficiency ratio, defined as non-interest expense divided by top-line revenue. The full-year 2003 ratio was 127% (reflecting the present loss position of the Company), a 23 percentage point improvement over the prior year.

The increase in non-interest expense in 2003 compared to the prior year was largely due to the Ft. Lauderdale bank (which was open for the last six months of 2002), the occupancy of the new headquarters office in Naples in summer 2002 (whose increased quarterly costs began to be covered by higher quarterly revenue at the Naples bank beginning in third quarter 2003), expansion of Bank of Florida Trust Company activities, and the addition of key personnel to support expanded operations.

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

The following table represents certain information related to our average balance sheet and average yields on assets and average costs of liabilities. Average balances have been derived from daily averages.

	For the Twelve Months Ended December 31,
	2003			2002
	(IN THOUSANDS)
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Interest-earning assets:
Interest-earning deposits	$3,733	$79	2.10%	$1,567	$38	2.41%
Securities[1]	9,816	342	3.49%	972	49	5.05%
Federal Funds Sold	6,682	72	1.08%	7,975	120	1.51%
Loans[2]	145,113	8,363	5.76%	84,199	5,677	6.74%

Total interest-earning assets	165,344	8,856	5.36%	94,713	5,884	6.21%
Non-interest-earning assets	13,217			8,178

Total assets	$178,561			$102,891

Liabilities:
Interest-bearing liabilities:
NOW and money market	$64,092	897	1.40%	$20,263	263	1.30%
Savings	1,072	5	0.42%	873	4	0.47%
Time deposit	71,170	2,354	3.31%	55,066	2,158	3.92%
Other borrowings	2,020	22	1.11%	611	13	2.04%

Total interest-bearing liabilities	$138,354	3,278	2.37%	$76,813	2,438	3.17%
Non-interest bearing deposits	18,107			12,320
Other liabilities	291			212
Stockholders’ equity	21,809			13,546

Total liabilities and stockholders’ equity	$178,561			$102,891

Net interest income		$5,578			$3,446

Interest-rate spread			2.99%			3.04%
Net interest margin			3.37%			3.64%

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purposes of this analysis, non-accruing loans, if any, are included in the average balance outstanding.

Noninterest Income

Total noninterest income increased by 65% or $527,000 in 2003 to $1.4 million. Substantial growth occurred in all three major categories. Fees from the origination and sale of mortgages in the secondary market rose 69% over the prior year to $343,000, reflective of the strong demand for mortgage refinancing and purchase money mortgages due to the low interest rate environment and healthy Florida real estate market. Fees earned by the Bank of Florida Trust Company climbed 66% to $492,000 based on growth in assets under advice of 82%; in addition, a more favorable contract with its investment advisory company was negotiated in fourth quarter 2003, resulting in greater retention of net client fees. Service charges on deposit accounts increased 59% to $491,000, indicative of growth in demand deposits in both the Naples and Ft. Lauderdale banks. Lastly, there was a gain on the sale of investment securities amounting to $9,000 in second quarter 2003 versus no sales in the prior year.

Noninterest Expense

Noninterest expense totaled $8.8 million in 2003, a $2.4 million or 37% increase from the prior year. The largest share of the increase reflects the Naples bank, up slightly over $1.1 million or 30%, followed by the full-year impact of the Ft. Lauderdale bank, up by $800,000 or 46%. The largest sources of the Naples increase were added personnel and the full-year expense of its new headquarters building beginning in August 2002. The twelve-month impact of personnel expense accounted for more than half the cost increases at the Ft. Lauderdale bank. Expenses for the Bank of Florida Trust Company rose $172,000 because of added personnel and the greater occupancy costs in the new Naples bank headquarters facility. Holding company expense, net of intercompany eliminations, approximately doubled as resources began to be added to provide comprehensive and more cost effective services to the member banks than they could afford on their own.

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

Provision for Loan Losses

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

CAPITAL RESOURCES AND LIQUIDITY

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. As of December 31, 2004, there were no material commitments for capital expenditures, though such expenditures may be incurred in 2005 related to utilization of additional space at the Company’s headquarters location in Naples for 2006 occupancy.

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

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the State of Florida Department of Financial Services, the FDIC and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets. At December 31, 2004, the Company’s Tier 1 capital ratio was 11.85%, total risk-based capital ratio was 13.24%, and the Tier 1 leverage ratio was 11.07%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it monthly with the subsidiary bank management and board of director Asset/Liability Management Committees (ALCO). As of December 31, 2004, consolidated Company liquid assets were $84 million or 22% of consolidated deposits. It is the policy of the Banks to manage the latter ratio between 5% and 15%. This increase in liquidity was primarily the due to the rapid increase in deposits in our two new banking markets, resulting in higher temporary investment into federal funds, while awaiting redeployment into higher-yielding, quality loans. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks amounting to $21,800,000, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, two of the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, the Bank of Florida – Southwest and Bank of Florida in Ft. Lauderdale may borrow up to 20% and 10%, respectively of their outstanding assets.

INTEREST SENSITIVITY

The following is a consolidated maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2004.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(IN THOUSANDS)
Interest-earning assets:
Federal funds sold	$41,819	$—	$—	$—	$41,819
Due from banks and investment securities	20,111	—	—	6,940	27,051
Loans	190,300	5,949	5,949	120,764	322,962

Total interest-earning assets	252,230	5,949	5,949	127,704	391,832

Interest-bearing deposits	141,102	—	—	—	141,102
Savings	5,107	—	—	—	5,107
Certificates of Deposit	34,265	36,217	41,493	56,849	168,824
Other borrowings	—	—	—	2,000	2,000

Total interest-bearing liabilities	180,474	36,217	41,493	58,849	317,033

Interest Sensitivity Gap:
Sensitive assets less rate sensitive liabilities	$61,712	$(30,268)	$(35,544)	$78,899	$74,799
Cumulative interest sensitivity gap	61,712	31,444	(4,100)	74,799

Interest sensitivity gap ratio	134.9%	16.4%	15.1%	225.8%
Cumulative interest sensitivity gap ratio	134.9%	115.0%	99.6%	124.0%

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

At December 31, 2004, the Company had $254.1 million in interest sensitive assets compared to $255.1 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a negative gap position of $997,000.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Bancshares of Florida, Inc.:

We have audited the accompanying consolidated balance sheets of Bancshares of Florida, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of Bancshares of Florida, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancshares of Florida, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Fort Lauderdale, Florida

March 8, 2005

[GRAPHIC APPEARS HERE]

Trianon Centre

3777 Tamiami Trail, North

Suite 200

Naples, Florida 34103

(941) 263-2111 PHONE

(941) 263-0496 FAX

www.hbkcpa.com

Board of Directors and Stockholders of

Bancshares of Florida, Inc.

Naples, Florida

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheet of Bancshares of Florida, Inc. and its subsidiaries, Bank of Florida, N.A., Bank of Florida, Inc. and Bank of Florida Trust Company Inc. (collectively, the Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bancshares of Florida Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

[GRAPHIC APPEARS HERE]
Certified Public Accountants

February 10, 2003

Naples, Florida

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In Thousands, except share and per share data)

	2004	2003
ASSETS
Cash and due from banks	$16,011	$8,299
Interest-bearing deposits due from other banks	67	46
Federal funds sold	41,819	79

TOTAL CASH AND CASH EQUIVALENTS	57,897	8,424

Securities available for sale—NOTE 2	25,945	8,072

Loans—NOTE 3	325,981	200,490
Less:
Allowance for loan losses—NOTE 3	2,817	1,568
Unearned income and deferred loan fees and costs	202	115

NET LOANS	322,962	198,807

Restricted securities, Federal Home Loan Bank and Federal Reserve stock, at cost	1,039	739
Premises and equipment—NOTE 4	6,828	4,724
Accrued interest receivable	1,119	788
Cash Surrender Value of Life Insurance	3,021	—
Intangible asset	964	—
Other assets	1,033	1,056

TOTAL ASSETS	$420,808	$222,610

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits—NOTE 5	$376,064	$201,154
Subordinated debt – NOTE 6	2,000	—
Accrued interest payable	187	41
Accrued expenses and other liabilities	603	195

TOTAL LIABILITIES	378,854	201,390

Commitments—NOTE 8

Stockholders’ Equity—NOTES 11 and 12:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3.5 million; 50,000 shares authorized, 36,097 shares issued and outstanding at December 31, 2004; no shares designated, authorized, issued or outstanding at December 31, 2003	3,610	—
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 4,835,632 and 3,079,199 shares issued and outstanding for 2004 and 2003, respectively	48	31
Additional paid-in capital	49,817	29,634
Accumulated deficit	(11,479)	(8,389)
Accumulated other comprehensive loss	(42)	(56)

TOTAL STOCKHOLDERS’ QUITY	41,954	21,220

	$420,808	$222,610

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(In Thousands, except share and per share data)

	2004	2003	2002
INTEREST INCOME
Interest and fees on loans	$14,151	$8,363	$5,677
Interest on securities and other	322	421	87
Interest on federal funds sold	294	72	120

TOTAL INTEREST INCOME	14,767	8,856	5,884

INTEREST EXPENSE
Interest on deposits	4,893	3,256	2,426
Interest on other borrowings	69	22	12

TOTAL INTEREST EXPENSE	4,962	3,278	2,438

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,805	5,578	3,446

PROVISION FOR LOAN LOSSES	1,279	833	487

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,526	4,745	2,959

NON-INTEREST INCOME
Mortgage lending	242	343	203
Trust fees, net	1,063	492	297
Service charges and fees	867	491	308
Gain on sale of securities-available for sale	4	9	—

TOTAL NON-INTEREST INCOME	2,176	1,335	808

NON-INTEREST EXPENSES
Salaries and employee benefits	6,702	4,379	3,462
Occupancy expenses	2,226	1,518	820
Equipment rental, depreciation and maintenance	803	683	507
General operating—NOTE 16	3,851	2,209	1,618

TOTAL NON-INTEREST EXPENSES	13,582	8,789	6,407

LOSS BEFORE INCOME TAXES	(2,880)	(2,709)	(2,640)
INCOME TAXES—NOTE 7	—	—	—

NET LOSS	$(2,880)	$(2,709)	$(2,640)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.81)	$(0.92)	$(1.48)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,811,270	2,948,514	1,784,892

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2001		$—	1,165,370	$12	$11,550	$(3,040)	$—	$8,522
Net loss						(2,640)		(2,640)
Common stock issued, net of offering cost of $18			913,829	9	9,111	—	—	9,120
Changes in fair value on available for sale securities						—	4	4

Balance, December 31, 2002	—	—	2,079,199	21	20,661	(5,680)	4	15,006
Net loss						(2,709)		(2,709)
Common stock issued, net of offering cost of $1,017			1,000,000	10	8,973	—	—	8,983
Changes in fair value on available for sale securities							(60)	(60)

Balance, December 31, 2003	—	—	3,079,199	31	29,634	(8,389)	(56)	21,220
Net loss						(2,880)		(2,880)
Preferred stock issued	34,000	3,400						3,400
Exercise of stock options & warrants			31,433	—	314	—	—	314
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	119	—	—	119
Common stock issued, net of offering cost of $1,698			1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	2,097	210				(210)		—
Changes in fair value on available for sale securities							14	14

Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended December 31,
	2004	2003	2002
Net loss	$(2,880)	$(2,709)	$(2,640)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	18	(69)	4
Less reclassification adjustment for gains (losses) realized in net income (loss)	4	9	—

Net unrealized gains (losses)	14	(60)	4

Comprehensive loss	$(2,866)	$(2,769)	$(2,636)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(In Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,880)	$(2,709)	$(2,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	770	653	386
Provision for loan losses	1,279	833	487
Accretion of deferred loan fees and costs, net	(103)	(68)	(86)
Amortization (accretion) of investments, net	1	46	—
Gain on sale of securities, net-available for sale	(4)	(9)	—
Amortization of intangible assets	10	—	—
Increase in accrued interest receivable	(331)	(314)	(131)
Decrease (increase) in other assets	92	(465)	(462)
Stock compensation expense	119	—	—
Increase in accrued interest payable	146	15	22
Increase (decrease) in accrued expenses and other liabilities	305	19	(105)

NET CASH USED IN OPERATING ACTIVITIES	(596)	(1,999)	(2,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets, net of cash acquired	561	—	—
Net increase in loans	(125,331)	(94,637)	(37,490)
Proceeds from the sale of securities available for sale	504	5,342	—
Proceeds from maturing securities and principal payments on securities available for sale	53,007	1,230	—
Purchase of securities available for sale	(71,367)	(8,077)	(6,582)
Purchase of FHLB stock and Bank-owned life insurance	(3,321)	(278)	—
Proceeds from other investments	—	—	30
Purchase of premises and equipment	(2,242)	(340)	(3,245)

NET CASH USED IN INVESTING ACTIVITIES	(148,189)	(96,760)	(47,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	174,910	71,827	65,066
Repayment of short-term notes	(2,133)	—	(4,000)
Proceeds from issuance of subordinated debt	2,000	—	—
Net proceeds from issuance of Series A preferred stock	3,400	—	—
Net proceeds from issuance of common stock	20,081	8,983	9,120

NET CASH PROVIDED BY FINANCING ACTIVITIES	198,258	80,810	70,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,473	(17,949)	20,370
CASH AND CASH EQUIVALENTS
Beginning of year	8,424	26,373	6,003

End of year	$57,897	$8,424	$26,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,816	$3,263	$2,416

Noncash Transactions:
Unrealized holding gain (loss) on securities available for sale	$14	$(60)	$4

Preferred stock dividend	$210	$—	$—

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

The consolidated financial statements of Bancshares of Florida, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest (formerly Bank of Florida, N.A.,), Bank of Florida, and Bank of Florida —Tampa Bay (collectively, the Banks), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated.

The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Company’s primary source of income is from the Banks, which provide a full range of commercial and consumer banking services primarily within the Naples, Ft. Lauderdale, Palm Beach and Tampa Bay areas of Florida. Bank of Florida – Southwest (formerly Bank of Florida, N.A.) became a state chartered bank effective January 1, 2005 and became subject to regulation of the Florida Department of Financial Services as of that date and the continued regulation of the Federal Deposit Insurance Corporation. Bank of Florida and Bank of Florida — Tampa Bay are also state-chartered banks and subject to regulation of the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

Bank of Florida Trust Company (the “Trust Company”) was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida, N.A. The Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, the Trust Company applied to the Florida Department of Financial Services and upon that application’s approval in March 2003, Bancshares acquired the Trust Company from Bank of Florida, N.A. On July 16, 2004, the Trust Company received approval from the Florida Department of Financial Services to change its name from Florida Trust Company to Bank of Florida Trust Company as a means to improve the name recognition of the subsidiary with Bancshares and its banking affiliates. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

Use of Estimates:

The accompanying consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in such estimates and assumptions might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Material estimates that are particularly susceptible to significant changes in the near term are related to the determination of the allowance for loan losses. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents include cash, demand balances due from banks, interest-bearing deposits with banks and federal funds sold. These assets have original maturities of three months or less and their carrying amount is considered a reasonable estimate of their fair value.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Investment Securities:

Securities for which the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. Securities are classified as “trading” securities if bought and held principally for the purpose of selling them in the near future. Trading securities are recorded at fair value with unrealized gains and losses included in operations. No investments were held for trading purposes or classified as held to maturity at December 31, 2004 and 2003. Securities classified as “available for sale” are those securities that may be sold prior to maturity as part of the Company’s asset/liability management strategies or in response to other factors. These securities are reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders’ equity until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments do not have readily determinable fair values.

A decline in the fair value of any available for sale security or held to maturity security below cost that is deemed other than temporary results in a reduction of the carrying amount to fair vale. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned. Interest and dividends also includes the amortization of premiums and accretion of discounts over the life of the related security as an adjustment to yield using a method that approximates the interest method.

Realized gains and losses on sales of investment securities are determined by specific identification of the security sold. Declines in the value of investment securities judged to be other than temporary are recognized as losses in the statements of operations.

Loans:

Loans are stated at the principal amount outstanding, net of unearned income, any net deferred fees and costs on originated loans, and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

Management has established a policy to discontinue accruing interest (non-accrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Company is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Interest income on non-accrual loans is recognized only as received.

Loan origination and commitment fees and certain direct costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income using a method that approximates the interest method, generally over the contractual life of the loan.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers those loans not identified as specifically impaired and is based on regulatory guidelines and historical peer bank loss experience which are adjusted for qualitative factors.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation and amortization. Gains and losses on routine dispositions, if any, are reflected in current operations. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets, ranging from three to thirty years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is less. The useful lives used in computing depreciation and amortization are as follows:

Buildings and improvements	30 years
Furniture and equipment	3 -7 years
Leasehold improvements	5 -20 years

Valuation of Long-Lived Assets:

We periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Net deferred tax

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met, that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company and its subsidiaries file consolidated tax returns with the federal and state taxing authorities.

Intangible Assets:

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition is a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $964,000 ($974,000 gross carrying amount less $10,000 accumulated amortization) at December 31, 2004 and is being amortized on a straight-line basis over 25 years. Following is the estimated amortization expense for each of the five succeeding years ending December 31st :

2005	$38,955
2006	38,955
2007	38,955
2008	38,955
2009	38,955

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the 2004 financial statements presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Loss Per Common Share:

Basic loss per share represents net loss minus preferred stock dividends divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2004, 2003 and 2002, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At December 31, 2004, there were 446,949 common stock options and 303,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation. At December 31, 2003, there were 311,799 common stock options and 191,856 warrants, respectively, that were antidilutive and therefore not included in the above calculation. At December 31, 2002, there were 142,600 common stock options and 78,526 warrants, respectively, that were antidilutive and therefore not included in the above calculation. Refer to Note 11.

Components used in computing loss per share for the year ended December 31, 2004 are summarized as follows (In Thousands, except share data):

Basic and Dilutive Loss per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net loss	$(2,880)
Less preferred stock dividends	(210)

Loss available to common shareholders	$(3,090)	3,811,270	$(0.81)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Components used in computing loss per share for the year ended December 31, 2003 are summarized as follows (In Thousands, except share data):

Basic and Dilutive Loss per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Loss available to common shareholders	$(2,709)	2,948,514	$(0.92)

Components used in computing loss per share for the period ended December 31, 2002 are summarized as follows (In Thousands, except share data) :

Basic and Dilutive Loss per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Loss available to common shareholders	$(2,640)	1,784,892	$(1.48)

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

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $6.30, $5.56 and $3.27, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	34.00%	32.00%	0.00%
Risk free interest rate	3.45%	3.81%	3.96%
Expected life	10 years	10 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (In Thousands):

	2004	2003	2002
Net loss as reported	$(2,880)	$(2,709)	$(2,640)
Total stock-based employee compensation (expense) income determined under fair value based method for all awards	(481)	(415)	86

Proforma net loss	$(3,361)	$(3,124)	$(2,554)

Basic and diluted net loss per share as reported	$(0.81)	$(0.92)	$(1.48)

Basic and diluted proforma net loss per share	$(0.94)	$(1.06)	$(1.43)

New Accounting Pronouncements:

On December 16, 2004, The FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123® replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123® requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of Statement 123® are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. The implementation of this statement is expected to result in an additional $482,000 in expense, on an annualized basis.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the FASB issued FASB Staff position (“FSP”) EITF 3-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. Please see Note 2 – Securities for information relating to the required disclosures with respect to these investments.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally-developed intangible assets in the initial and subsequent interest rate lock commitment. The provisions of SAB 102 affect only the timing of the recognition of mortgage banking income and were effective for loan commitments entered into after March 31, 2004. The provisions of SAB 105 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This includes loans purchased or acquired in business combinations, but does not apply to loans originated by the Company. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management does not anticipate that the implementation of this SOP will have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46R”). FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46R are generally effective for existing (prior to February 1, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation, a public entity that is not a small business issuer shall apply FIN 46R to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. The Company does not currently have any ownership, contractual or other financial interest in a Variable Interest Entity and therefore, FIN 46R is not applicable.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 2—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets of the Company at December 31 are as follows (In Thousands):

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2004
Mortgage-backed securities of U.S. government agencies	$3,943	$10	$(34)	$3,919
U.S. Treasury securities and other U.S. agency obligations	21,993	3	(21)	21,975
Independent Bankers Bank stock	51	—	—	51

Totals	$25,987	$13	$(55)	$25,945

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2003
Mortgage-backed securities of U.S. government agencies	$5,078	$5	$(53)	$5,030
U.S. Treasury securities and other U.S. agency obligations	2,499	5	(21)	2,483
Independent Bankers Bank stock	51	—	—	51
Corporate bonds	500	8	—	508

Totals	$8,128	$18	$(74)	$8,072

Proceeds from sales of securities available for sale for the year ended December 31, 2004, 2003 and 2002 amounted to $504,000, $5,342,000 and $0, respectively. Gross gains recorded on sales of securities available for sale for the years ended December 31, 2004, 2003 and 2002 amounted to $4,000, $9,000 and $0, respectively.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 2—SECURITIES (continued)

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Bank’s portfolio and analysis servicer. As of December 31, 2004, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (In Thousands):

	AMORTIZED COST	FAIR VALUE
Due in less than one year	$19,994	$19,993
Due after one through five years	1,941	1,922
Due after five through ten years	475	472
Due after ten years	3,526	3,507

	25,936	25,894
Independent Bankers Bank Stock	51	51

Totals	$25,987	25,945

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities of U.S. government agencies	$—	$—	$(34)	$3,033
U.S. Treasury securities and other U.S. agency obligations	(18)	20,977	(3)	472

Total securities available for sale	$(18)	$20,977	$(37)	$3,505

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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Banks have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 3—LOANS

The composition of the loan portfolio at December 31 is as follows (In Thousands):

	2004	2003
Real estate:
Commercial real estate	$103,597	$66,746
Construction	65,172	27,779
Multi-family	14,627	3,624
One-to-four family residential	60,124	37,294

Total Real Estate Loans	243,520	135,443
Commercial Loans	42,721	34,217
Lines of credit	23,871	20,748
Consumer loans	15,869	10,082

Total Gross loans	325,981	200,490
Less: allowance for loan losses	(2,817)	(1,568)
Less: unamortized loan (fees) costs, net	(202)	(115)

Total loans, net	$322,962	$198,807

The majority of the Company’s lending activities is conducted principally with customers located in the Naples, Ft. Lauderdale, Palm Beach and Tampa, Florida areas. Construction loans are comprised of commercial real estate and residential 1 to 4 family loans. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Banks’ loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Banks could be susceptible to economic downturns and natural disasters.

At December 31, 2004 and 2003, the Company did not hold any loans that were classified as impaired loans.

The Company had four loans totaling $544,000 and two loans totaling $47,000 on which interest was not being accrued as of December 31, 2004 and 2003, respectively. Income that would have been recognized during 2004, 2003 and 2002 on such loans if they were in accordance with their original terms was $30,000, $4,000 and $12,000, respectively. Loans past due 90 days or more and still accruing interest, at December 31, 2004 and 2003, totaled $42,000 and $0, respectively. There were no outstanding commitments to extend credit related to those loans in non accrual status or 90 days or more past due.

The activity in the allowance for loan losses for the years ended December 31 is as follows (In Thousands):

	2004	2003	2002
Balance at beginning of year	$1,568	$907	$494
Provision charged to operations	1,279	833	487
Charge-offs	(40)	(176)	(74)
Recoveries	10	—	—

Balance at end of year	$2,817	$1,568	$907

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 4—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (In Thousands):

	2004	2003
Land and land improvements	$545	$545
Building	1,056	1,057
Leasehold improvements	2,809	1,243
Furniture, fixtures and equipment	2,137	1,640
EDP equipment and software	2,475	1,698

	9,022	6,183
Less: accumulated depreciation and amortization	2,194	1,459

Total premises and equipment	$6,828	$4,724

Depreciation and amortization expense was $770,000, $653,000, and $386,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 5—DEPOSITS

Deposits at December 31 are comprised of the following (In Thousands):

	2004	2003
Interest-bearing:
Money market	$107,331	$60,610
Interest-bearing NOW accounts	33,771	18,800
Savings	5,107	871
Certificates of deposit:
Less than $100,000	94,074	60,608
$100,000 or more	74,750	34,760

	315,033	175,649
Demand (non-interest bearing)	61,031	25,505

Total deposits	$376,064	$201,154

Included in interest expense is $1,477,000, $1,005,000 and $987,000, which relates to interest on certificates of deposit of $100,000 or more for 2004, 2003 and 2002, respectively.

The maturities on certificates of deposits as of December 31, 2004 are as follows (In Thousands):

2005	$111,975
2006	42,317
2007	11,107
2008	1,730
2009	1,695

Total	$168,824

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 6—SUBORDINATED DEBT

During June 2004, Bank of Florida – Southwest issued $2 million in subordinated debt to a local community bank. Interest is payable monthly at a rate of prime less one percent during the first sixty days, prime plus zero percent for the next sixty days, and prime plus one percent, thereafter. The interest rate at December 31, 2004 was 6.25%. This debt matures and is payable in full in June of 2010. Bank of Florida – Southwest may prepay the debt at its option without penalty but with accrued interest.

The subordinated debt issue qualifies as Tier 2 capital under regulatory risk-based capital guidelines for the Company’s Bank of Florida – Southwest subsidiary and for Bancshares of Florida, Inc.

NOTE 7—INCOME TAXES

At December 31, 2004 and 2003, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance is recorded at December 31, 2004 and 2003.

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$3,488	$2,510
Allowance for loan losses	956	541
Organizational and startup costs	102	253
Contributions carryforward	74	—
Deferred loan fees	12	—
Unrealized loss on investment securities	16	21

	4,648	3,325

Valuation allowance	(4,157)	(3,012)

Deferred tax assets, net	491	313

Deferred tax liabilities:
Depreciation on premises and equipment	488	313
Other deferred tax liabilities	3	—

	491	313

Deferred tax liabilities, net	$—	$—

At December 31, 2004, the Company had Federal and State tax net operating loss carryforwards of approximately $9,277,000 expiring during 2019 through 2024.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 7—INCOME TAXES (continued)

No income tax provision has been recorded for each of the years in the three year period ended December 31, 2004. The income tax provision differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 due to the following:

	2004		2003		2002
Computed “expected” tax benefit	$(979)	(34.0)%	$(921)	(34.0)%	$(898)	(34. 0)%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	1,145	36.9%	991	36.6%	944	35.8%
State income taxes, net of Federal tax benefit	(104)	(3.6)%	(94)	(3.5)%	(92)	(3.5)%
Other	(62)	0.7%	24.9%		46	1.7%

	$—		$—		$—

NOTE 8—COMMITMENTS AND CONTINGENCIES

The Company has entered into an operating lease agreement for certain bank offices, which expire on various dates through 2019. In addition, the Company has operating leases for office equipment, which expire on various dates through 2009. Rent expense was $1,423,000 for 2004, $976,000 for 2003, and $567,000 for 2002 related to these leases.

Future minimum rental commitments as of December 31, 2004 are as follows (in thousands):

Year ending—
December 31, 2005	$1,721
December 31, 2006	1,681
December 31, 2007	1,625
December 31, 2008	1,514
December 31, 2009	1,378
Thereafter	6,002

Total minimum payments required	$13,921

The Company and the Banks have entered into employment agreements expiring at various dates through May 2006 with seven senior officers providing for annual compensation aggregating approximately $1,052,500.

As of December 31, 2004, the Company had available $21.8 million in lines of credit with financial institutions, all of which are for variable rate borrowing. In addition, two of the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, the Bank of Florida – Southwest and Bank of Florida in Ft. Lauderdale may borrow up to 20% and 10%, respectively of their outstanding assets. Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) may be on a fixed or variable rate basis. The Company had available $32.0 million in borrowings from the FHLB at December 31, 2004.

From time-to-time, we are involved in litigation arising in the ordinary course of our business. The Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our financial condition or results of operations.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 9—RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. The Company made contributions to the Plan in the amounts of $98,000, $93,000 and $40,000 during 2004, 2003 and 2002. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

During 2004, the Company implemented a supplemental executive retirement plan (the “Plan”) to provide supplemental income for certain key executives after their retirement. The funding of the Plan involved the purchase of bank-life insurance (“BOLI”) policies. The Plan is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership.

The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognizes revenue from the investment returns from the BOLI and compensation expense for the amounts accrued toward the participants’ retirement fund. Revenue earned from the BOLI amounted to $25,000 during the year ended December 31, 2004. Such revenue is included in other income in the accompanying consolidated statements of operations. The Company has approximately $22,700 in deferred compensation accrued at December 31, 2004 which is included in other liabilities in the accompanying consolidated balance sheets. The Company recognized net earnings of $2,300, consisting of earnings on bank-owned life insurance policies, net of compensation expenses accrued, in connection with the Plan during 2004. No income or expense items were recognized during fiscal years 2003 or 2002.

NOTE 10—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks, Bank of Florida Trust Company, and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 2004 is as follows (in thousands):

Loan balances at December 31, 2003	$10,027
New loans	2,782
Repayments	(5,655)

Loan balances at December 31, 2004	$7,154

The Banks also have accepted deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors.

During 2002, the Company engaged Centuric LLC (f/k/a MSMR) of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service primarily includes the purchase of computer hardware and software, telephones, network management services and disaster recovery. Centuric, a consulting and outsourcing firm specializing in system integration, network management and security, disaster

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

recovery and business contingency planning is an affiliate of Madsen, Sapp, Mena, Rodriquez & Co. P. A., of which Ramon A. Rodriguez, a director of Bancshares of Florida, is the President and CEO. The Company paid Centuric, LLC approximately $690,000, $135,000 and $19,000 in 2004, 2003, and 2002, respectively.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC. Citizens Reserve, LLC is principally owned by several directors of the Company. Monthly lease payments as of December 31, 2004 were $61,000. Total rent charged to operations under this lease was $734,000 and $645,000 in 2004 and 2003, respectively, and $170,000 in 2002. The lease term expires in 2012. Commitments under this lease agreement are included in NOTE 8.

NOTE 11—STOCK OPTIONS

In 2000, the Company adopted the 1999 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 575,000 shares of authorized but unissued common stock. The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grants of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years, subject to earlier termination in the event the participant ceases to be an employee. The stock options vest ratably over a five-year period commencing one year from the date of grant, except as otherwise decided by the Board of Directors. The Plan will terminate on August 24, 2009.

At December 31, 2004, there were 109,951 additional shares available for grant under the Plan. Stock option activity during the periods indicated is as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 2001	118,100	$10.00
Granted	44,500	10.00
Forfeited	(20,000)	10.00

Balance December 31, 2002	142,600	10.00
Granted	191,649	10.50
Forfeited	(22,450)	10.00

Balance December 31, 2003	311,799	10.31

Granted	161,500	15.51
Exercised	(18,100)	10.00
Forfeited	(8,250)	11.36

Balance December 31, 2004	446,949	$12.18

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 11—STOCK OPTIONS (continued)

The following table summarizes information about the stock option outstanding at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Options Exercisable
$10.00 - $10.15	235,550	6.9	134,540
$11.29 - $13.00	58,999	9.0	28,999
$14.01 - $15.89	72,900	9.4	1,800
$16.01 - $16.25	79,500	9.4	30,100

	446,949		195,439

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 113,330 shares of common stock at an exercise price of $10.00 per share. These warrants were fully vested as of December 31, 2004 and will expire 10 years after the date of grant.

In connection with the opening of Bank of Florida, a newly formed state-chartered bank, in Ft. Lauderdale, Florida, the Company granted to certain organizers warrants to purchase 78,526 shares of common stock at an exercise price of $10.00 per share. The warrants will vest in equal increments of 20% commencing on the first anniversary of the date of grant (July 31, 2002) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $10.00 per share beginning on the one year anniversary of the date of grant and expiring 10 years after the grant date.

In connection with the opening of a branch of the Bank of Florida, Ft. Lauderdale, in the Palm Beach area of Florida, the Company granted to Advisory Board members warrants to purchase 40,000 shares of common stock at an exercise price of $12.50 per share. The warrants will vest in equal increments of 20% commencing on the date operations commenced (October 4, 2004) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $12.50 per share beginning on the commencement date and expiring 10 years after the commencement date. Compensation expense totaling $57,000 was recognized during 2004 in connection with these warrants.

As a result of the acquisition of Bank of Florida–Tampa Bay (In Organization), the Company named certain individuals of the investor group as directors of Bank of Florida–Tampa Bay. These directors have been awarded warrants to purchase 85,333 shares of common stock at an exercise price of $12.50. Twenty percent of the warrants became exercisable on the date that the bank opened for business (November 5, 2004), and twenty percent will become exercisable on each of the four succeeding anniversaries of that date. All of the warrants will expire five years from the date the bank opened for business. The Company may call the warrants if it or any of its subsidiaries is the subject of a formal capital call by a governmental agency. Compensation expense totaling $56,000 was recognized during 2004 in connection with these warrants.

If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. At December 31, 2004 warrants to purchase 303,856 common shares were outstanding, of which 169,807 were fully vested.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 12—STOCKHOLDERS’ EQUITY

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

NOTE 13—REGULATORY MATTERS

Effective January 1, 2005, all of the Banks are Florida-chartered banks and are regulated and supervised by the Florida Department of Financial Services (the “Department”). As Florida-chartered banks, they are also subject to Florida statutes regarding payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required for dividend payments if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained income (net income less any dividends paid) for that year and its retained income for the preceding two years. As of January 1, 2005, no amount was available for distribution to the Company as dividends without prior approval.

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulator can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

The Company was considered well capitalized as of December 31, 2004 and 2003. Management is not aware of any events or circumstances that have occurred since December 31, 2004 that would change the Company’s capital category.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 13—REGULATORY MATTERS (continued)

At December 31 actual capital levels and minimum required levels were as follows (In Thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total capital (to risk weighted assets)
Consolidated	$45,731	13.24%	$27,628	8.00%	$34,536	10.00%
Bank of Florida – Southwest	22,030	10.03%	17,578	8.00%	21,973	10.00%
Bank of Florida	11,882	10.98%	8,656	8.00%	10,821	10.00%
Bank of Florida – Tampa Bay	7,859	41.15%	1,528	8.00%	1,910	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$40,914	11.85%	$13,814	4.00%	$20,721	6.00%
Bank of Florida – Southwest.	18,361	8.36%	8,789	4.00%	13,184	6.00%
Bank of Florida	10,861	10.04%	4,328	4.00%	6,492	6.00%
Bank of Florida – Tampa Bay	7,733	40.49%	764	4.00%	1,146	6.00%
Tier 1 capital (to average assets)
Consolidated	$40,914	11.07%	$14,787	4.00%	$18,484	5.00%
Bank of Florida – Southwest	18,361	8.01%	9,165	4.00%	11,456	5.00%
Bank of Florida	10,861	8.27%	5,253	4.00%	6,566	5.00%
Bank of Florida – Tampa Bay	7,733	59.12%	523	4.00%	654	5.00%
2003
Total capital (to risk weighted assets)
Consolidated	$22,971	12.52%	$14,618	8.00%	$18,272	10.00%
Bank of Florida – Southwest	12,778	10.07%	10,155	8.00%	$12,694	10.00%
Bank of Florida	6,557	11.66%	4,497	8.00%	$5,621	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$21,402	11.66%	$7,309	4.00%	$10,963	6.00%
Bank of Florida – Southwest	11,728	9.24%	5,077	4.00%	7,616	6.00%
Bank of Florida	6,038	10.74%	2,249	4.00%	3,373	6.00%
Tier 1 capital (to average assets)
Consolidated	$21,402	10.32%	$8,786	4.00%	$10,983	5.00%
Bank of Florida – Southwest.	11,728	7.61%	6,167	4.00%	7,709	5.00%
Bank of Florida	6,038	9.59%	2,519	4.00%	3,149	5.00%

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, 2002 and 2001

NOTE 14—OFF-BALANCE SHEET RISK

In the normal course of business, the Banks utilize various financial instruments with off-balance sheet risk to meet the financing needs of their customers. These instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Banks’ balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting these commitments for which collateral is deemed necessary is maintained by the Banks. Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract.

The Banks’ exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2004 and 2003, the Banks had commitments of approximately $87,183,000 and $44,509,000, respectively, for undisbursed portions of loans in process and unused portions of lines of credit. Commitments under standby letters of credit aggregated approximately $1,645,532 and $1,500,000 at December 31, 2004 and 2003, respectively. The Company does not currently have any financial guarantees which must be disclosed pursuant to the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 15—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following tables present the estimates of fair value of financial instruments as of December 31(in thousands):

	2004
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$57,897	$57,897
Securities available for sale	25,945	25,945
Net loans	322,962	322,818
Other investments	1,039	1,039
Accrued interest receivable	1,119	1,119
Financial liabilities:	2,000	2,000
Deposits	376,064	360,026
Subordinated debt	2,000	1,990
Accrued interest payable	187	187

	2003
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$8,424	$8,424
Securities available for sale	8,072	8,072
Net loans	198,807	201,610
Other investments	739	739
Accrued interest receivable	788	788
Financial liabilities:
Deposits	201,154	202,436
Accrued interest payable	41	41

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities available for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Other investments: The carrying value of Federal Home Loan Bank and Federal Reserve Bank Stock approximates its fair value since it is restricted stock and would only be sold to the Federal Home Loan Bank at cost.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 15—FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Subordinated debt: The fair value of this variable rate subordinated debt is estimated by discounting future cash flows using rates currently offered for instruments of similar remaining maturities.

Accrued interest: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

Off-balance sheet instruments: The fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these financial instruments is not significant.

NOTE 16—GENERAL OPERATING EXPENSES

The following amounts comprise general operating expenses for the years ended December 31 (In Thousands):

	2004	2003	2002
Data Processing	$842	$626	$347
Stationary, postage and supplies	305	173	176
Professional and outside service fees	758	415	364
Advertising, marketing and public relations	243	127	179
Dues and subscriptions	100	64	62
Insurance	94	70	17
Meals and entertainment	150	120	106
Courier services	59	46	69
Unsuccessful acquisition expenses	312	—	—
Operational losses	262	8	—
Other	726	560	298

Totals	$3,851	$2,209	$1,618

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 17—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bancshares of Florida, Inc. (parent company only) as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, is as follows (In Thousands):

BALANCE SHEETS

	December 31
	2004	2003
Assets:
Investment in and indebtedness of subsidiaries, at equity	$39,336	$20,205
Cash and due from banks	1,319	658
Premises and equipment	456	—
Intangible assets	964	—
Other assets	165	370

TOTAL ASSETS	$42,240	$21,233

Liabilities:
Accrued expenses and other liabilities	$286	$13
Stockholders’ equity:
Preferred stock	3,610	—
Common stock	48	31
Additional paid-in capital	49,817	29,634
Accumulated deficit	(11,479)	(8,389)
Accumulated other comprehensive (loss) income	(42)	(56)

TOTAL STOCKHOLDERS’ EQUITY	41,954	21,220

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,240	$21,233

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2004	2003	2002
Income:
Interest on investment securities and other	$32	$—	$—
Expenses:
Salaries and employee benefits	1,534	151	46
Occupancy	439	1	2
General operating	1,305	433	247

TOTAL EXPENSES	3,278	585	295

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(3,246)	(585)	(295)
Income taxes	—	—	—

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(3,246)	(585)	(295)
Equity in undistributed net income (loss) of subsidiaries	366	(2,124)	(2,345)

NET LOSS	(2,880)	(2,709)	(2,640)
Accumulated deficit:
Preferred stock dividends	(210)	—	—
Beginning of year	(8,389)	(5,680)	(3,040)

End of year	$(11,479)	$(8,389)	$(5,680)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 17—CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,880)	$(2,709)	$(2,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	(366)	2,124	2,345
Accretion of investments, net	(32)	—	—
Amortization of intangible asset	10	—	—
Decrease (increase) in other assets	205	(50)	(316)
Increase (decrease) in accrued expenses and other liabilities	273	(49)	(137)

NET CASH USED IN OPERATING ACTIVITIES	(2,790)	(684)	(748)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(19,606)	(8,233)	(9,969)
Proceeds from maturing securities	50,406	—	—
Purchase of securities available for sale	(50,374)	—	—
Purchase of premises and equipment	(456)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(20,030)	(8,233)	(9,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	20,081	8,983	9,120
Proceeds from issuance of Series A preferred stock	3,400	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,481	8,983	9,120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	661	66	(1,597)
Cash and cash equivalents:
Beginning of year	658	592	2,189

End of year	$1,319	$658	$592

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 18— Mergers and Acquisitions

Bank of Florida—Tampa Bay

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida—Tampa Bay (In Organization), which had not yet been incorporated or commenced its planned principal operations. For this acquisition, the Company paid $300,000 in cash to an investor group. The acquisition was consummated as a means for Bancshares to expand its business in Florida and provide traditional banking services in the Tampa Bay area.

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

Merger with Horizon Financial Corp.

On September 28, 2004, Bancshares of Florida, Inc. terminated an Agreement and Plan of Merger with Horizon Financial Corp., the parent of an $87.4-million-asset federal savings bank based in Pembroke Pines, Florida. The transaction was terminated after the Company received notice from Horizon that the Office of Thrift Supervision (“OTS”) was requiring that Horizon’s wholly owned subsidiary, Horizon Bank, FSB, enter into an agreement with the OTS. The Board of Directors and management believed that this action was in the best interest of the Company and its shareholders. As a result, the Company expensed $312,000 of costs incurred on the proposed acquisition during the quarter ended September 30, 2004.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

NOTE 19—SEGMENT INFORMATION

Segment information for the Company as of and for the years ended December 31, 2004, 2003 and 2002 is as shown below. Other (*) includes consolidating eliminating entries and activity at the holding company level. The four business segments are comprised of the following: Bank of Florida - Southwest commenced operations in August 1999, based in Naples, Florida; Bank of Florida commenced operations in July 2002, based in Fort Lauderdale, Florida; Bank of Florida - Tampa Bay commenced operations in November 2004, based in Tampa, Florida; Bank of Florida Trust Company commenced operations in August 2000, based in Naples, Florida; and Bancshares of Florida, Inc., incorporated in September 1998, serves as a holding company for Bank of Florida - Southwest, Bank of Florida, Bank of Florida - Tampa Bay and Bank of Florida Trust Company.

For the Year Ended:	Bank of Florida— Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida— Tampa Bay	Bank of Florida Trust Company	* Other	Bancshares of Florida, Inc.
December 31, 2004
Net interest income	$6,364	$3,304	$38	$67	$32	$9,805
Provision for loan losses	650	503	126	—	—	1,279
Noninterest income	902	211	—	1,063	—	2,176
Noninterest expense (a)	5,433	3,189	605	1,077	3,278	13,582

Net income (loss)	$1,183	$(177)	$(693)	$53	$(3,246)	$(2,880)

End of Period assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

December 31, 2003
Net interest income	$4,288	$1,233	$—	$57	$—	$5,578
Provision for loan losses	445	388	—	—	—	833
Noninterest income	698	145	—	492	—	1,335
Noninterest expense (b)	4,813	2,530	—	861	585	8,789

Net income (loss)	$(272)	$(1,540)	$—	$(312)	$(585)	$(2,709)

End of Period assets	$161,697	$63,462	$—	$2,558	$(5,107)	$222,610

Assets under advice	$—	$—	$—	$131,000	$—	$131,000

December 31, 2002
Net interest income	$3,253	$193	$—	$—	$—	$3,446
Provision for loan losses	357	130	—	—	—	487
Noninterest income	485	26	—	297	—	808
Noninterest expense (c)	3,692	1,731	—	689	295	6,407

Net income (loss)	$(311)	$(1,643)	$—	$(391)	$(295)	$(2,640)

End of Period assets	$161,697	$27,398	$—	$164	$(3,398)	$144,535

Assets under advice	$—	$—	$—	$72,000	$—	$72,000

(a) includes depreciation of:	470	233	36	2	29	770
(b) includes depreciation of:	393	160	—	75	25	653
(c) includes depreciation of:	269	60	—	49	8	386

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bancshares of Florida, Inc. did not have any disagreements with accountants on accounting and financial disclosures during 2003 or 2004.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bancshares of Florida, Inc. maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancshares of Florida, Inc. files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida, Inc. concluded that, subject to the limitations noted below, Bancshares of Florida, Inc.’s disclosure controls and procedures were adequate for the above described purpose.

(b) Changes in Internal Controls

Bancshares of Florida, Inc. has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida, Inc.

(c) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bancshares of Florida, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item appears in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference.

CODE OF ETHICS

Bancshares of Florida has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is posted on our website at www.bankofflorida.com and a copy will be provided free of charge, upon request to Arlette Yassa, Corporate Secretary, 110 E. Broward Boulevard, Suite 100, Ft. Lauderdale, Florida 33301, (954) 653-2000.

ITEM 10. EXECUTIVE COMPENSATION

Information required by this item appears in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption, “Executive Compensation” and “Compensation Committee Report”, and is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-KSB. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida, Inc. with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. The exhibits which are denominated by a (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as a part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 20049, File No. 333-116833.

Exhibit Number	Description of Exhibit
a.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002

i.3.5	Amendment to Articles of Incorporation designating preferences, rights and limitations of Series A Preferred Stock.

b.4.1	Specimen Common Stock Certificate

b.4.3	Form of Stock Purchase Warrant – 1999 Offering

e.4.4	Form of Stock Purchase Warrant – 2002 Offering

i.4.5	Form of Stock Purchase Warrant A – 2004 Offering.

i.4.6	Form of Stock Purchase Warrant B – 2004 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999

f.10.1.2	Amendment to employment Agreement of Michael L. McMullan dated July 30, 2001

f.10.1.3	Amendment to employment Agreement of Michael L. McMullan dated August 30, 2002

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

f.10.10	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003

10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002.

14.1	Code of Ethical Conduct

Exhibit Number	Description of Exhibit
21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 – President and Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 Under the Securities Exchange Act of 1934 – President and Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350 Under the Securities Exchange Act of 1934 – Chief Financial Officer

(b)	Reports on Form 8-K

In the fiscal quarter ended December 31, 2004, Bancshares of Florida, Inc. filed the following Form 8-Ks:

Date	Subject
October 6, 2004	Announcing the opening of a new Banking Center in Palm Beach County

October 12, 2004	Announcing the appointment of R. Mark Manitz as President and CEO of Bank of Florida, Ft. Lauderdale

October 25, 2004	Announcing the appointment of Charles K. Cross as President and CEO of Bank of Florida, Palm Beach County

October 27, 2004	Announcing Financial Results for the quarter ended September 30, 2004

October 27, 2004	Announcing the posting of an extended Earnings Release to the Company’s web site

November 3, 2004	Announcing the appointment of Sharon I. Hill as Chief Accounting Officer

November 19, 2004	Announcing the appointment of Martin P. Mahan, EVP and Chief Operating Officer, to the Board of Directors

November 30, 2004	Announcing the appointment of Russell A. Budd and Martin M. Wasmer to the Board of Directors of Bancshares wholly-owned subsidiary, Bank of Florida – Southwest

December 3, 2004	Financial presentation provided to certain institutional investor shareholders

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services by KPMG LLP in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company’s quarterly filings with the Securities and Exchange Commission for the fiscal year ended December 31, 2004 and 2003, were $95,000 and $67,000, respectively. The aggregate fees billed for professional services by Hill, Barth & King, LLC in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company’s quarterly filings with the Securities and Exchange Commission for the fiscal year ended December 31, 2003 was $13,200.

Audit-Related and Other Fees: In 2004 and 2003, KPMG LLP also billed Bancshares of Florida, Inc. approximately $5,077 and $8,500, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees. In 2004, KPMG LLP also billed Bancshares of Florida, Inc. approximately $85,325, and Hill, Barth & King, LLC billed $18,758, for fees related to the common stock offering in the quarter ended September 30, 2004.

Tax Fees: In 2004 and 2003, KPMG LLP also billed Bancshares of Florida, Inc. $14,000 and $12,500, respectively, for tax compliance and advice, including the preparation of Bancshares of Florida, Inc.’s corporate tax returns. In 2003, Hill, Barth & King, LLC also billed Bancshares of Florida, Inc. $20,000 for tax compliance and advice, including the preparation of Bancshares of Florida, Inc.’s corporate tax returns.

In all instances, KPMG LLP’s or Hill, Barth & King, LLC’s performance of those services was pre-approved by Bancshares of Florida, Inc’s Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Date: March 23,2005	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer

Date: March 23,2005	By:	/s/ David G. Wallace
David G. Wallace
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
/s/ Michael L. McMullan	President, Chief Executive Officer, Director	March 23,2005
Michael L. McMullan
/s/ Donald R. Barber	Director	March 23,2005
Donald R. Barber
/s/ Joe B. Cox	Director	March 23,2005
Joe B. Cox
/s/ Earl L. Frye	Chairman and Director	March 23,2005
Earl L. Frye
/s/ Earl L. Frye	Director	March 23,2005
H. Wayne Huizenga, Jr.
/s/ John B. James	Director	March 23,2005
/s/ Edward Kaloust	Director	March 23,2005
Edward Kaloust

Signature	Title	Date
/s/ LaVonne Johnson	Director	March 23,2005
LaVonne Johnson
/s/ Martin P. Mahan	Director	March 23,2005
Martin P. Mahan
/s/ Harry K. Moon, MD	Director	March 23,2005
Harry K. Moon, MD
/s/ Michael T. Putziger	Director	March 23,2005
Michael T. Putziger
/s/ Richard Rochon	Director	March 23,2005
Richard Rochon
/s/ Ramon A. Rodriguez	Director	March 23,2005
Ramon A. Rodriguez
/s/ Terry W. Stiles	Director	March 23,2005
Terry W. Stiles