Form 10-Q
period 2005-03-31
BANCSHARES OF FLORIDA INC
filed 2005-05-10
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, as of April 30, 2005 was 5,751,331 shares of $.01 par value common stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2005 and December 31, 2004

(In Thousands, except share and per share data)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$15,880	$16,011
Interest-bearing deposits due from other banks	1,045	67
Federal funds sold	33,860	41,819

TOTAL CASH AND CASH EQUIVALENTS	50,785	57,897

Securities available for sale, at fair value	19,170	25,945

Loans	361,168	325,981
Less:
Allowance for loan losses	3,113	2,817
Unearned income and deferred loan fees and costs	310	202

NET LOANS	357,745	322,962

Restricted securities, Federal Home Loan Bank and Federal Reserve stock, at cost	1,098	1,039
Premises and equipment	6,895	6,828
Accrued interest receivable	1,384	1,119
Bank-owned life insurance	3,039	3,021
Intangible asset	954	964
Other assets	983	1,033

TOTAL ASSETS	$442,053	$420,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$390,374	$376,064
Short term borrowings	9,000	2,000
Accrued interest payable	186	187
Accrued expenses and other liabilities	992	603

TOTAL LIABILITIES	400,552	378,854

Commitments

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3.5 million; 50,000 shares authorized, 36,819 shares issued and outstanding at March 31, 2005; 36,097 shares, issued and outstanding at December 31, 2004	3,682	3,610
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 4,836,331 and 4,835,632 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	48	48
Additional paid-in capital	49,842	49,817
Accumulated deficit	(11,926)	(11,479)
Accumulated other comprehensive loss	(145)	(42)

TOTAL STOCKHOLDERS’ EQUITY	41,501	41,954

	$442,053	$420,808

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended March 31,
	2005	2004
INTEREST INCOME

Interest and fees on loans	$5,045	$2,882
Interest on securities available for sale	71	65
Interest on federal funds sold	323	12
Interest on other interest earning assets	1	6

TOTAL INTEREST INCOME	5,440	2,965

INTEREST EXPENSE
Interest on deposits	1,788	988
Interest on short term borrowings and subordinated debt	32	2

TOTAL INTEREST EXPENSE	1,820	990

NET INTEREST INCOME	3,620	1,975

PROVISION FOR LOAN LOSSES	296	333

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,324	1,642

NONINTEREST INCOME
Mortgage banking	12	49
Trust fees	323	243
Service charges and fees	363	149

TOTAL NONINTEREST INCOME	698	441

NONINTEREST EXPENSES
Salaries and employee benefits	2,239	1,290
Occupancy expenses	739	397
Equipment rental, depreciation & maintenance	257	167
General operating	1,162	741

TOTAL NONINTEREST EXPENSES	4,397	2,595

LOSS BEFORE INCOME TAXES	(375)	(512)

INCOME TAXES	—	—

NET LOSS	$(375)	$(512)

LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS (Basic and Diluted)	$(0.09)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING	4,836,300	3,079,364

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2004 and the Three-Months Ended March 31, 2005

(In Thousands, except share and per share data; unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Comprehensive Income (Loss)
	Shares Issued	Amount	Shares Issued	Amount		Accumulated Deficit		Total
Balance as of December 31, 2003	—	$—	3,079,199	$31	$29,634	$(8,389)	$(56)	$21,220

Net loss						(2,880)		(2,880)

Preferred stock issued	34,000	3,400						3,400
Exercise of stock options & warrants	—	—	31,433	—	314	—	—	314
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	119	—	—	119
Common stock issued, net of offering cost of $1,698			1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	2,097	210				(210)		—
Changes in fair value on available for sale securities	—	—	—	—	—	—	14	14

Balance as of December 31, 2004	36,097	3,610	4,835,632	48	49,817	(11,479)	(42)	41,954
Net loss						(375)		(375)
Exercise of stock options & warrants			699		8	—	—	8
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	17	—	—	17
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	722	72	—	—	—	(72)	—	—
Changes in fair value on available for sale securities							(103)	(103)

Balance as of March 31, 2005	36,819	$3,682	4,836,331	$48	$49,842	$(11,926)	$(145)	$41,501

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended March 31,
	2005	2004
Net loss	$(375)	$(512)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(103)	66
Less reclassification adjustment for gains (losses) realized in net income (loss)	—	—

Net unrealized gains (losses)	(103)	66

Comprehensive loss	$(478)	$(446)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2005 and 2004

(In Thousands)

	(unaudited)
	Three-Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(375)	$(512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	293	159
Provision for loan losses	296	333
Amortization of deferred loan fees and costs, net	(37)	5
Amortization (accretion) of premiums and discounts on investments, net	(2)	8
Amortization of intangible assets	10	—
Increase in accrued interest receivable	(265)	(15)
Decrease in other assets	50	114
Stock compensation expense	17	—
Increase in Bank-owned life insurance	(18)	—
(Decrease) iIncrease in accrued interest payable	(1)	70
Increase in accrued expenses and other liabilities	389	534

NET CASH PROVIDED BY OPERATING ACTIVITIES	357	696

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(35,042)	(38,896)
Proceeds from the sale of securities available for sale	—	743
Proceeds from maturities and principal repayments on securities available for sale	20,228	—
Purchase of securities available for sale	(13,554)	—
Purchase of FHLB stock, net	(59)	(44)
Purchase of premises and equipment	(360)	(1,109)
Acquisition cost of business	—	(357)

NET CASH USED IN INVESTING ACTIVITIES	(28,787)	(39,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,310	51,703
Increase in (repayment of) short term borrowings	7,000	3,300
Proceeds from issuance of Series A preferred stock	—	3,400
Net proceeds from issuance of common stock	8	150

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,318	58,553

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,112)	19,586
CASH AND CASH EQUIVALENTS:
Beginning of period	57,897	8,424

End of period	$50,785	$28,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,963	$920

Noncash Transactions:
Increase (decrease) in fair value on securities available for sale	$(103)	$66

Increase in preferred stock for dividends paid	$72	$—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Organization:

Bancshares of Florida Inc., (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida - Southwest, a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida – Southwest. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida—Southwest, commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida. Effective January 1, 2005, Bank of Florida—Southwest became a Florida state chartered bank and officially changed its name to Bank of Florida – Southwest.

On April 18, 2000, Bank of Florida Trust Company (the “Trust Company”) was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida – Southwest. Bank of Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, the Trust Company applied to the Florida Department of Financial Services, and upon that application’s approval in March 2003, Bancshares acquired the Trust Company from Bank of Florida – Southwest. On July 16, 2004, the Trust Company received approval from the Florida Department of Financial Services to change its name from Florida Trust Company to Bank of Florida Trust Company as a means to improve the name recognition of the subsidiary with Bancshares and its affiliates. As a subsidiary of Bancshares, Bank of Florida Trust Company offers non-proprietary, third party investment consulting services and access to an extensive, nationwide network of independent money managers.

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened in Ft. Lauderdale, Florida with over $7 million in capital and on November 5, 2004, Bank of Florida – Tampa Bay opened with over $8 million in capital. (Bank of Florida – Southwest, Bank of Florida and Bank of Florida – Tampa Bay are collectively referred to as the “Banks”). The Banks offer a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, and certificates of deposit. Lending products include commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, they provide such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank-by-mail services, direct deposit, on-line banking, and automatic teller services. Specialized services to commercial customers include cash management, expanded on-line banking, lock box, and Door-to-Door banking.

The holding company structure provides flexibility for expansion of our banking business through possible acquisition of other financial institutions and provision of additional banking-related services, which the traditional bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that the growth of Bank of Florida – Southwest, Bank of Florida or Bank of Florida – Tampa Bay is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Banks, and otherwise raise capital in a manner that is unavailable to our Bank subsidiaries under existing banking regulations. In addition, the Banks may participate loans with each other such that the excess of an individual Bank’s loan limit may be shared with another bank, resulting in greater retention within the holding company of the customer relationship, given acceptable credit risk and industry concentration.

The Trust Company presently operates as a subsidiary of Bancshares, and exercises its trust powers thereunder. The Trust company offers and provides to its customers wealth management services, including fiduciary services, as a trustee, executor, administrator, guardian, custodian of funds, asset manager (with and without discretion) and investment advisor. It serves all of the Banks with these services, generally having a representative situated in the local bank markets that the Company serves with a link to the centralized administrative and support services in the Trust Company home office location in Naples, Florida.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Basis of Presentation:

The unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004, and the stockholders’ equity for the three and twelve months ended March 31, 2005 and December 31, 2004. The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2005 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2005 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Stock-based Compensation:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. As permitted by existing standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was $7.19 and $7.22, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2005	2004
Expected dividend yield	0.00%	0.00%
Expected volatility	36.00%	25.15%
Risk free interest rate	3.96%	3.33%
Expected life	7 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	For the three months ended March 31,
	2005	2004
Net loss as reported	$(375)	$(512)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(373)	(19)

Proforma net loss	$(748)	$(531)

Basic and diluted net loss per share as reported	$(0.09)	$(0.17)
Basic and diluted proforma net loss per share	$(0.17)	$(0.17)

Recent Accounting Pronouncements:

On March 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. The Company does not currently have any asset retirement obligations and therefore, FIN 47 is not applicable.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005. The implementation of this statement is expected to result in an additional $482,000 in expense for fiscal year 2006, based on current options outstanding.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments, On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) EITF 3-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. Please see Note 3 – Securities for information relating to the required disclosures with respect to these investments.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent interest rate lock commitment. The provisions of SAB 105 affect only the timing of the recognition of mortgage banking income and were effective for loan commitments entered into after March 31, 2004. The provisions of SAB 105 did not have a material effect on the Company’s consolidated results of operations or financial condition.

Losses Per Common Share:

Basic loss per share represents net loss available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2005 and 2004, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

At March 31, 2005, there were 484,875 common stock options and 290,523 warrants, respectively, that were anti-dilutive and therefore not included in the calculation below. At March 31, 2004, there were 366,799 common stock options and 191,856 warrants, respectively, that were anti-dilutive and therefore not included in the calculation below.

Components used in computing loss per share for the three months ended March 31, 2005 and 2004, are summarized as follows (in thousands, except share data):

	For the Three months ended March 31,
	2005			2004
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net loss	$(375)			$(512)
Less preferred stock dividends	(72)			—

Loss available to common shareholders	$(447)	4,836,300	$(0.09)	$(512)	3,079,364	$(0.17)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Segment Information

The Company has five reportable segments: Bank of Florida—Southwest, based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Bank of Florida—Tampa Bay, based in Tampa, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., the parent corporation.

Measurement of Segment Profit or Loss and Segment Assets:

The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their management, marketing and distribution requirements.

The following presents financial information of reportable segments as of and for the three-month periods ended March 31, 2005 and 2004 and December 31, 2004. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries.

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
March 31, 2005
Net interest income	$1,927	$1,437	$240	$16	$—	$3,620
Provision for loan losses	145	—	151	—	—	296
Noninterest income	270	102	3	323	—	698
Noninterest expense	1,078	1,189	437	317	1,376	4,397
Holding company servicing costs	469	225	63	21	(778)	—

Net income (loss)	$505	$125	$(408)	$1	$(598)	$(375)

End of period assets	$250,073	$168,157	$44,291	$2,313	$(22,781)	$442,053

Assets under advice	$—	$—	$—	$200,139	$—	$200,139

December 31, 2004
Net interest income	$1,821	$1,114	$38	$16	$9	$2,998
Provision for loan losses	150	175	126	—	—	451
Noninterest income	267	63	1	285	—	616
Noninterest expense	1,356	1,103	425	292	980	4,156
Holding company servicing costs	—	—	—	—	—	—

Net income (loss)	$582	$(101)	$(512)	$9	$(971)	$(993)

End of period assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

March 31, 2004
Net interest income	$1,334	$623	$—	$18	$—	$1,975
Provision for loan losses	153	180	—	—	—	333
Noninterest income	163	35	—	243	—	441
Noninterest expense	1,271	647	—	251	426	2,595
Holding company servicing costs	—	—	—	—	—	—

Net income (loss)	$73	$(169)	$—	$10	$(426)	$(512)

End of period assets	$197,972	$84,429	$—	$2,571	$(3,650)	$281,322

Assets under advice	$—	$—	$—	$150,345	$—	$150,345

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the condensed consolidated balance sheets of the Company at March 31, 2005 and December 31, 2004 are as follows (In Thousands):

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
March 31, 2005
Mortgage-backed securities of U.S. government agencies	$3,712	$—	$(76)	$3,636
U.S. Treasury securities and other U.S. agency obligations	15,552	2	(71)	15,483
Independent Bankers Bank stock	51	—	—	51

Totals	$19,315	$2	$(147)	$19,170

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2004
Mortgage-backed securities of U.S. government agencies	$3,943	$10	$(34)	$3,919
U.S. Treasury securities and other U.S. agency obligations	21,993	3	(21)	21,975
Independent Bankers Bank stock	51	—	—	51

Totals	$25,987	$13	$(55)	$25,945

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

Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities of U.S. government agencies	$(10)	$841	$(66)	$2,795
U.S. Treasury securities and other U.S. agency obligations	(27)	14,026	(44)	1,431

Total securities available for sale	$(37)	$14,867	$(110)	$4,226

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Loans

The following table sets forth the composition of the loan portfolio at March 31, 2005 and December 31, 2004 (in thousands).

	March 31, 2005	December 31, 2004
Real estate:
Commercial real estate	$119,943	$103,597
Construction	73,544	65,172
Multi-family	17,286	14,627
One-to-four family residential	74,464	60,124

Total Real Estate Loans	285,237	243,520
Commercial Loans	38,533	42,721
Lines of credit	22,918	23,871
Consumer loans	14,480	15,869

Total Gross loans	361,168	325,981
Less: allowance for loan losses	(3,113)	(2,817)
Less: unamortized loan (fees) costs, net	(310)	(202)

Total loans, net	$357,745	$322,962

At March 31, 2005 and December 31, 2004, the Company had non-accrual loans with a balance of $483,000 and $544,000, respectively. At March 31, 2005 and December 31, 2004, the Company did not hold any loans that were classified as impaired.

The following table represents the activity in the allowance for loan losses during the three months ended March 31, 2005 and 2004.

	March 31,
	2005	2004
Beginning balance	$2,817	$1,568
Provision for loan losses	296	333
Charge-offs	—	—
Recoveries	—	1

Ending balance	$3,113	$1,902

NOTE 5—Intangible Assets

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $954,000 ($974,000 gross carrying amount less $20,000 accumulated amortization) at March 31, 2005 and is being amortized on a straight-line basis over 25 years. Following is the estimated amortization expense for each of the five succeeding periods ending December 31st :

Remaining nine months of 2005	$29,216
2006	38,955
2007	38,955
2008	38,955
2009	38,955

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6–Subordinated Debt

During June of 2004, Bank of Florida – Southwest issued $2 million in subordinated debt to a local community bank. Interest is payable at a rate of Prime less one percent during the first sixty days, Prime plus zero percent for the next sixty days, and Prime plus one percent thereafter. The interest rate at March 31, 2005 was 6.75%. This debt matures and is payable in full in June of 2010. Bank of Florida – Southwest may prepay the debt at its option (and with the approval of the Office of the Comptroller of the Currency, if necessary) without penalty plus accrued interest.

The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company’s Bank of Florida - Southwest subsidiary and for Bancshares of Florida, Inc.

NOTE 7–Stockholders’ Equity

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

On July 30, 2004, the Company completed a common stock offering, selling 1,500,000 shares of common stock at $12.50 per share. Also during that quarter, the underwriter, Advest, Inc., acquired an additional 225,000 shares at $12.50 per share. After underwriting discounts and commissions and other offering expenses, the Company received $19.8 million in proceeds.

On April 26, 2005, the Company completed a private placement offering through Allen & Company LLC, selling 915,000 shares of common stock at $15.00 a share to accredited investors. The shares of the Company’s common stock issued in conjunction with the private placement offering were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and are “restricted securities”. Such shares may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act or an applicable exception therefrom. The Company has agreed to file a registration statement covering the resale of the Company’s common stock. The Company received approximately $13.0 million in net proceeds.

NOTE 8–Retirement Plan

During 2004, the Company implemented a supplemental executive retirement plan (the “Plan”) to provide supplemental income for certain key executives after their retirement. The funding of the Plan involved the purchase of bank-owned life insurance (“BOLI”) policies. The Plan is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership.

The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognized revenue from the investment returns from the BOLI of $18,000 and compensation expense of $17,000 for the amounts accrued toward the participants’ retirement fund, during the quarter ended March 31, 2005. The Company has approximately $46,900 accrued at March 31, 2005, which is included in other liabilities in the accompanying consolidated balance sheets. No income or expense items were recognized for the three months ended March 2004.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$5,440	$4,526	$3,907	$3,368	$2,965
Total interest expense	1,820	1,528	1,317	1,128	990

Net interest income before provision for loan losses	3,620	2,998	2,590	2,240	1,975
Provision for loan losses	296	451	263	230	333

Net interest income after provision for loan losses	3,324	2,547	2,327	2,010	1,642
Noninterest income	698	616	611	503	441
Gain on sale of investments	—	—	(1)	5	—
Noninterest expense	4,397	4,156	3,794	3,038	2,595
Provision for income taxes	—	—	—	—	—

Net loss	(375)	(993)	(856)	(520)	(512)

Share Data:
Basic loss per share	$(0.09)	$(0.22)	$(0.22)	$(0.19)	$(0.17)
Diluted loss per share	(0.09)	(0.22)	(0.22)	(0.19)	(0.17)
Book value per common share (period end)	7.82	7.93	8.13	6.50	6.76
Weighted average shares outstanding used for basic and diluted earnings per share	4,836,300	4,835,632	4,220,137	3,094,199	3,079,364
Total shares outstanding	4,836,331	4,835,632	4,835,632	3,094,199	3,094,199

Balance Sheet Data:
Total assets	$442,053	$420,808	$344,644	$297,343	$281,322
Total cash and cash equivalents	50,785	57,897	41,880	20,051	28,010
Interest-earning assets	416,322	394,851	326,387	276,979	247,676
Investment securities	19,170	25,945	10,196	6,281	7,388
Loans held for investment	361,168	325,981	284,599	263,746	239,458
Allowance for loan losses	3,113	2,817	2,368	2,132	1,902
Deposit accounts	390,374	376,064	298,878	265,102	252,857
Stockholders’ equity	41,501	41,954	42,835	23,575	24,325

Performance Ratios:
Return on average assets	(0.35)%	(1.07)%	(1.05)%	(0.72)%	(0.81)%
Return on average common stockholders’ equity	(3.87)	(10.39)	(10.03)	(10.13)	(8.87)
Interest-rate spread during the period	3.13	3.03	2.95	3.05	3.11
Net interest margin	3.61	3.45	3.36	3.36	3.43
Efficiency ratio[1]	101.83	115.00	118.53	110.75	107.41

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.86%	0.86%	0.83%	0.81%	0.79%
Allowance for loan losses to nonperforming loans	644.83	480.70	540.68	168.67	2928.52
Net charge-offs to average loans	0.00	0.00	0.04	0.00	0.00
Nonperforming assets to period end total assets	0.11	0.14	0.13	0.43	0.02
Capital and Liquidity Ratios:
Average equity to average assets	9.85%	11.28%	10.48%	7.07%	9.11%
Leverage (4.00% required minimum)	9.44	11.07	12.90	8.19	9.55
Risk-based capital:
Tier 1	10.63%	11.85%	14.29%	9.57%	11.40%
Total	11.96	13.24	15.78	11.24	12.29
Average loans held for investment to average deposits	88.44	90.37	97.03	95.95	95.47
Trust Assets Under Advice:
Total assets under advice	$200,139	$202,138	$185,873	$162,185	$150,345
Trust fee income	323	285	277	258	243
Trust fees as a % of average assets under advice	0.64%	0.59%	0.64%	0.66%	0.69%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida - Southwest, which opened as a full service commercial bank in August 1999. In April 2000, Bank of Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida - Southwest; it became a subsidiary of the holding company in March 2003. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to its commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base. In July 2002, Bank of Florida, a newly formed state-chartered commercial bank, commenced operations in Ft. Lauderdale, Florida, focusing on the same kind of customer base in its market as the founding bank and in November 2004, the Bank of Florida - Tampa Bay opened for business. The Company’s primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business through possible acquisition of other financial institutions and provision of support and additional banking-related services to its subsidiary banks.

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida - Southwest) and Broward, Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the opening of a de novo bank in the Tampa Bay market in November 2004, Hillsborough and Pinellas Counties became another primary market area to be served on the west coast of Florida. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as with portions of this Management’s Discussion and Analysis section. Although management believes the levels of the allowance as of March 31, 2005 and December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis (“MD&A”) of the financial condition and results of operations of the Company for each of the three month periods ended March 31, 2005 and 2004 and the three month period ended December 31, 2004 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document

DISCUSSION OF THE THREE MONTHS ENDED MARCH 31, 2005

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004 AND DECEMBER 31, 2004

Management Summary

The Company improved operating performance by $618,000 or 62% from fourth quarter 2004 to a net loss of $375,000 for first quarter 2005. Compared to first quarter 2004, there was a 27% improvement. The loss per share was reduced to $0.09, 58% less than fourth quarter 2004 and 46% less than first quarter 2004. Before consideration of approximately $720,000 in net expenses related to recent expansion into Palm Beach County and Tampa Bay, quarterly earnings were positive for the first time in Company history at nearly $350,000.

First quarter 2005 highlights at the affiliate level include:

•	The Fort Lauderdale bank (Bank of Florida) earned $125,000, amply absorbing all the costs of its new Boca Raton banking center after only one quarter of operation. Total assets increased 16% during the last 90 days to $168 million, with the Boca Raton location contributing $14 million in deposits at quarter end.

•	The Tampa Bay bank (Bank of Florida, Tampa Bay), which opened in November 2004, reached $44 million in assets at March 31, 2005, and reduced its net loss by 20% from the prior quarter to $408,000.

•	The Naples bank (Bank of Florida - Southwest), which has been profitable since third quarter 2003, had another strong quarter with net income of $505,000, which compares to $73,000 in first quarter 2004. Total assets exceeded $250 million, 26% greater than one year earlier.

•	The trust and investment advisory company (Bank of Florida Trust Company) achieved its fifth consecutive quarter of profitability, with assets under advice maintained in excess of $200 million, an increase of 33% over a year ago despite a soft equity market and settlement of certain estate assets.

Below are first quarter 2005 balance sheet and income statement highlights at the Company level:

•	Total loans grew $35 million or 11% during the last ninety days, nearly $3.8 million higher than the average quarterly pace in 2004. Loans at quarter end were $361 million, up 51% in the last twelve months.

•	Top-line revenue, which combines net banking spread income and all fee income, rose 19% over fourth quarter 2004 to $4.3 million, 79% higher than first quarter 2004. Growth was enhanced by a 16 basis point expansion in net interest margin to 3.61% compared to fourth quarter 2004, reflective of the Company having positioned its balance sheet to benefit from a rising rate environment.

•	Noninterest expense increased 5.8% in the quarter compared to fourth quarter 2004, or a rise of $241,000 against a top-line revenue increase of $704,000. As a result, the efficiency ratio fell 13 percentage points to a more favorable 102%, the best it has ever been for the Company.

•	Asset quality continued to be strong, with nonperforming loans at 0.13% of loans outstanding at quarter end and no net charge-offs. These measures are consistent with our historic norm and very favorable to national peer bank levels as of year-end 2004.

Especially significant to the Company’s plan of continued rapid growth in earning assets, which have increased 68% in the last twelve months, is nearly $13.0 million in net proceeds from common equity raised since March 31, 2005 via the sale of 915,000 shares of common stock through a private placement with Allen and Company LLC; the transaction closed on April 26. As a result of the additional 915,000 shares, proforma book value per common share at March 31, 2005 is $8.84, an increase of $1.02 per share.

Statements of Financial Condition

The following tables summarize the major components of the Statements of Financial Condition and key ratios for the periods ending March 31, 2005 and 2004, and December 31, 2004, respectively.

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	March 31, 2005	March 31, 2004	$	%
Total assets	$442,053	$281,322	$160,731	57.1%
Cash and cash equivalents	50,785	28,010	22,775	81.3%
Interest-earning assets	416,322	247,676	168,646	68.1%
Investment securities	19,170	7,388	11,782	159.5%
Loans held for investment	361,168	239,458	121,710	50.8%
Allowance for loan losses	3,113	1,902	1,211	63.7%
Deposit accounts	390,374	252,857	137,517	54.4%
Stockholders’ equity	41,501	24,325	17,176	70.6%

Total shares outstanding	4,836,331	3,094,199	1,742,132	56.3%
Book value per common share	7.82	6.76	1.06	15.7%

Allowance for loan losses to total loans	0.86%	0.79%	0.07%	8.5%
Allowance for loan losses to nonperforming loans	644.83%	2928.52%	(2283.69)%	(78.0)%
Nonperforming loans to total loans	0.13%	0.03%	0.10%	333.3%
Nonperforming assets to total assets	0.11%	0.02%	0.09%	450.0%

Leverage (Tier 1 to average total assets)	9.44%	9.55%	(0.11)%	(1.2)%
Assets under advice – Bank of Florida Trust Company	$200,139	$150,345	$49,794	33.1%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	March 31, 2005	Dec. 31, 2004	$	%
Total assets	$442,053	$420,808	$21,245	5.0%
Cash and cash equivalents	50,785	57,897	(7,112)	(12.3)%
Interest-earning assets	416,322	394,851	21,471	5.4%
Investment securities	19,170	25,945	(6,775)	(26.1)%
Loans held for investment	361,168	325,981	35,187	10.8%
Allowance for loan losses	3,113	2,817	296	10.5%
Deposit accounts	390,374	376,064	14,310	3.8%
Stockholders’ equity	41,501	41,954	(453)	(1.1)%

Total shares outstanding	4,836,331	4,835,632	699	0.0%
Book value per common share	7.82	7.93	(0.11)	(1.4)%

Allowance for loan losses to total loans	0.86%	0.86%	0.00%	0.0%
Allowance for loan losses to nonperforming loans	644.83%	480.70%	164.13%	34.1%
Nonperforming loans to total loans	0.13%	0.18%	(0.05)%	(27.8)%
Nonperforming assets to total assets	0.11%	0.14%	(0.03)%	(21.4)%

Leverage (Tier 1 to average total assets)	9.44%	11.07%	(1.63)%	(14.7)%
Assets under advice – Bank of Florida Trust Company	$200,139	$202,138	$(1,999)	(1.0)%

Loans in the Company’s combined banks rose by $35 million or 11% over the last three months to $361 million; since March 31, 2004, loans have risen $122 million or 51%. The first quarter 2005 increase was nearly $3.8 million higher than the average quarterly pace in 2004. Reflective of the Company’s business model focusing on businesses, professionals, and entrepreneurs, commercial loans, largely secured by commercial real estate, comprised the entirety of loan growth—up $35 million (14%), accounting for 80% of loans outstanding at March 31, 2005. The remaining loans at quarter end were comprised of $29 million in residential mortgage loans (8% of total loans), $29 million in home equity and other consumer lines of credit (8% of total loans), and $14 million in consumer installment loans (4% of total loans).

Asset quality remained excellent by peer standards with nonperforming loans and 30-89 day delinquencies at 0.13% and 0.53%, respectively, of loans outstanding as of March 31, 2005. There were no net charge-offs for the quarter versus $30,000 for all of 2004. Compared to the most recently available data for national peer banks as of December 31, 2004 in the $300 to $500 million size group, the Company’s ratios for nonperforming loans, loans 30-89 days past due, and net charge-offs as a percent of average loans were 0.18%, 0.11%, and 0.01%, respectively, versus 0.59%, 0.72%, and 0.16%, respectively, for peers.

As of March 31, 2005, the allowance for loan losses reached $3.113 million, up $296,000 (11%) from year-end 2004 and up $1.211 million (64%) from March 31, 2004. The ratio of the loan loss allowance to total loans outstanding at 0.86% was unchanged from December 31, 2004 and up 7 basis points from twelve months earlier. Nonperforming loans declined to $483,000 at quarter end from $586,000 at December 31, 2004 and a high of $1.3 million at June 30, 2004. Coverage of the loan loss allowance over nonperformers was 645% at March 31, 2005, in comparison to coverage of 481% and 2,929% 90 days and one year earlier, respectively.

Investment securities and overnight investments were $53.0 million at March 31, 2005, a decrease of $14.7 million during the quarter. The reduction was used to fund loan growth. Since March 31, 2004, investment securities and overnight investments have increased nearly $46 million reflective of deposit growth and additional liquidity.

Securities available for sale totaled $19.2 million, a decrease of $6.8 million or 26%, compared to December 31, 2004. The average yield on investment securities for the first three months of 2005 was 2.88%, a decline of 32 basis points compared to the same period on year ago and down 107 basis points from the previous quarter. The Company does not have any securities classified as held to maturity or trading at March 31, 2005 or December 31, 2004.

Federal Funds sold totaled $33.9 million at March 31, 2005, a decline of $8.0 million from December 31, 2004. This category of earning assets can be subject to large daily fluctuations based on the availability of these types of funds and daily funding requirements. The average yield on federal funds for the first three months of 2005 was 2.46%, up 138 basis points compared to the first three months of 2004 and up 58 basis points from the previous quarter.

Total earning assets reached $416.3 million at March 31, 2005, up $21 million over the last three months compared to a $35 million increase in loans. As a result, the mix of loans to earning assets rose to 87% from 83% due to the reduction of investments noted above. The loan/earning asset ratio was 97% at March 31, 2004, reflective of less relative liquidity at that date compared to the present time.

Deposits rose $14 million or 4% during first quarter 2005 to $390 million; compared to one year ago, the increase was $138 million or 54%. Average deposits rose $62 million or 16% compared to fourth quarter 2004, with growth in checking (both non-interest and interest bearing) and money market accounts comprising $47 million of this increase. The Company is committed to expanding its deposit base with less reliance on higher-cost CDs, which presently constitute 44% of average deposits versus 17% for noninterest-bearing checking accounts. This latter source of funds is targeted to increase based on a vigorous program to market the Company’s state-of-the-art cash management products and on-line banking capabilities, which also have the potential to generate additional fee income.

Stockholders’ equity at $41.5 million was $17.2 million higher compared to March 31, 2004. This increase resulted from the Company’s 1.725 million-share common stock offering during third quarter, 2004, which netted proceeds of $19.8 million and stock dividends on the March 30, 2004 $3.4 million preferred stock offering, partially offset by losses incurred, net of minor changes in other capital accounts. Equity decreased $453,000 during the last 90 days largely due to losses.

The Company’s Tier 1 leverage ratio decreased 11 basis points in the last 12 months to 9.44% at March 31, 2005, well above the minimum for well-capitalized bank holding companies of 5.0%. This reflects the impact of rapid 70% growth in average total assets compared to first quarter 2004. As a result of nearly $13 million in net proceeds from common equity raised since March 31, 2005, the proforma Tier 1 leverage ratio is 11.74%.

Results of Operations

The following tables summarize the major components of the Statements Operations and key ratios for the three months ending March 31, 2005 and 2004 and December 31, 2004, respectively.

First Quarter 2005 Compared to First Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	MARCH 31, 2005	MARCH 31, 2004	$	%
Total interest income	$5,440	$2,965	$2,475	83.5%
Total interest expense	1,820	990	830	83.8%

Net interest income before provision	3,620	1,975	1,645	83.3%
Provision for loan losses	296	333	(37)	(11.1)%

Net interest income after provision	3,324	1,642	1,682	10.24%
Non interest income	698	441	257	58.3%
Noninterest expense	4,397	2,595	1,802	69.4%
Provision for income taxes	—	—	—	—

Net loss	(375)	(512)	137	26.8%

Basic loss per share	$(0.09)	$(0.17)	$0.08	45.6%
Diluted loss per share	(0.09)	(0.17)	0.08	45.6%
Weighted average shares used for diluted loss per share	4,836,300	3,079,364	1,756,936	57.1%

Top-line revenue	$4,318	$2,416	$1,902	78.7%
Net interest margin	3.61%	3.42%	0.19%	5.6%
Efficiency ratio	101.83%	107.41%	(5.58)%	(5.2)%
Average equity to average assets	9.85%	9.56%	0.29%	3.0%
Average loans held for investment to average deposits	88.44%	95.47%	(7.03)%	(7.4)%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.0%

The Company’s first quarter net loss decreased $137,000 to $375,000 compared to first quarter 2004. Top-line revenue climbed $1.9 million on a 68% growth in earning assets and a 33% increase in assets under advice. We define top-line revenue, which is a non-GAAP term, as the sum of the Company’s lending or spread income (interest income less interest expense) plus fee income (excluding net securities gains/losses), both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components. Approximately $273,000 of the top-line revenue increase reflects expansion in the net interest margin.

Noninterest expense rose $1.8 million in the first quarter, or $100,000 less than the increase in top-line revenue. The resulting net improvement was further increased by a $37,000 reduction in loan loss provision expense from first quarter 2004. Though loans are 51% higher than one year earlier, the provision decreased based on an updated review of the quality and mix of the loan portfolio at the Fort Lauderdale bank, which eliminated the need to increase the loan loss allowance at that affiliate from the year-end level.

First Quarter 2005 Compared to Fourth Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	MARCH 31, 2005	DECEMBER 31, 2004	$	%
Total interest income	$5,440	$4,526	$914	20.2%
Total interest expense	1,820	1,528	292	19.1%

Net interest income before provision	3,620	2,998	622	20.7%
Provision for loan losses	296	451	(155)	(34.4)%

Net interest income after provision	3,324	2,547	777	30.5%
Non interest income	698	616	82	13.3%
Noninterest expense	4,397	4,156	241	5.8%
Provision for income taxes	—	—	—	—

Net loss	(375)	(993)	618	62.2%

Basic loss per share	$(0.09)	$(0.22)	$0.13	58.0%
Diluted loss per share	(0.09)	(0.22)	0.13	58.0%
Weighted average shares used for diluted loss per share	4,836,300	4,835,632	668	0.0%

Top-line revenue	$4,318	$3,614	$704	19.5%
Net interest margin	3.61%	3.45%	0.16%	4.6%
Efficiency ratio	101.83%	115.00%	(13.17)%	(11.5)%
Average equity to average assets	9.85%	11.28%	(1.43)%	(12.7)%
Average loans held for investment to average deposits	88.44%	90.37%	(1.93)%	(2.1)%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.0%

The Company’s first quarter net loss decreased $618,000 to $375,000 compared to fourth quarter 2004. Top-line revenue climbed $704,000 on a 5% growth in earning assets and a 1% decrease in assets under advice. Approximately $103,000 of the top-line revenue increase reflects expansion in the net interest margin.

Noninterest expense rose $241,000 in the first quarter, or only about 1/3 of the increase in top-line revenue. The resulting net improvement of $463,000 was further increased by a $155,000 reduction in the loan loss provision from fourth quarter 2004. Though loans rose 11% during the last 90 days, the provision decreased based on an updated review of the quality and mix of the loan portfolio at the Fort Lauderdale bank, which eliminated the need to increase the loan loss allowance at that affiliate from the year-end level.

Discussion of Changes by Income Statement Line Item for the Above Quarterly Periods

Company-wide top-line revenue climbed 79% compared to first quarter 2004 versus a 69% rise in overhead expense. Compared to fourth quarter 2004, top-line revenue rose 20%, versus a 6% rise in overhead. Of the two components of top-line revenue, net interest income rose $1.6 million or 83% versus the same quarter last year, while noninterest income climbed $257,000 or 58%. The largest portion of the latter increase was due to greater service charges and fees (up $214,000 or 143%, due to continued growth in customer accounts and overdraft fees), followed by higher trust fees (up $80,000 or 33%, due to 33% more assets under advice). Compared to fourth quarter 2004, net interest income rose $622,000 or 21% while noninterest income climbed $82,000 or 13%, largely for the same reasons as the first quarter 2005/first quarter 2004 changes.

The most significant reason for first quarter net interest income growth over the same period a year ago was a 76% increase in average earning assets and a reduction in the proportion of underlying interest bearing liabilities; the resulting increase in net interest income was $1.4 million (volume variance) or 83% of the total increase in net interest income. The balance of the rise in net interest income was caused by an improvement in the net interest margin, which increased 19 basis points to 3.61% over the same period last year (rate variance of $273,000). Compared to fourth quarter 2004, $518,000 of the $621,000 increase in net interest income was due to higher earning asset volumes (which rose by 18%), with the balance reflecting an improved net interest margin (which increased 16 basis points).

The margin improvement reflects the interest sensitivity of the balance sheet, which includes the sensitivity of loan yields to changes in the prime rate (approximately 53% of loans immediately adjust to prime rate changes);

the portion of deposits held in CDs (only the new or renewing maturities of which are eligible to reprice with changes in interest rates; CD’s constitute 44% of total average first quarter 2005 deposits); the ability to lag rate increases in other interest-bearing liabilities; and the mix of noninterest-bearing deposits (demand deposits were 17% of average first quarter 2005 deposits, up from 15% one year earlier). The prime rate averaged 5.44% for first quarter 2005 (including two ¼ point rate increases, ending at 5.75%), up 50 basis points from the fourth quarter 2004 average prime (4.94%, also reflecting two ¼ point rate increases) and 144 basis points from the first quarter 2004 average of 4.0%. For first quarter 2005, the average yield on loans was 5.98%, up 24 and 68 basis points from fourth quarter 2004 and first quarter 2004, respectively.

Total noninterest expense in the first quarter increased $1.8 million or 69% over the same quarter last year. The primary source of the increase ($950,000 or 223%) related to holding company expansion. Beginning with first quarter 2005, certain activities related to operations, finance, and other support services previously housed in the individual banks were consolidated into the holding company, which can now provide these services in a more cost-effective and consistent manner as the Company’s subsidiaries expand into multiple geographic markets. Noninterest expense for the current quarter also included an additional $360,000 and $500,000 over the same period last year for expansion into the Palm Beach County and Tampa Bay markets, respectively. Total noninterest expense of the other banking and trust subsidiaries, excluding first quarter 2005 servicing expense paid to the holding company, remained nearly level when compared to the same period last year.

Noninterest expense increased $241,000 (5.8%) in comparison to the fourth quarter of 2004. Personnel expense accounted for $53,000 of the increase (up 2.7%), reflecting overall merit increases and selected additions to staff, largely in lending-related areas; compensation expense related to warrants issued in connection with the openings of the Tampa Bay bank and the Palm Beach County location decreased by $102,000. Higher occupancy expense accounted for $37,000 of the increase (up 5.1%, primarily telephone and depreciation) and general operating expense explains the balance of the $148,000 (up 14.6%). The increased general operating expense largely reflects higher accounting, compliance, and supplies costs.

Despite the increase in overhead of an expanding company, the first quarter 2005 efficiency ratio decreased to a more favorable 102% compared to 107% for the same period last year and 115% for the immediately preceding quarter. The improvements reflect the greater relative growth in top-line revenue.

See the asset quality discussion in the Statements of Financial Condition section above to explain the change in loan loss provision expense during the respective periods.

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

	For the Three-Months Ended March 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$1,258	$1	0.32%	$46	$—	0.00%
Securities (3)	9,993	71	2.88%	8,888	71	3.20%
Federal funds sold	53,343	323	2.46%	4,457	12	1.08%
Loans (4)	342,176	5,045	5.98%	218,292	2,882	5.30%

Total interest-earning assets	406,770	5,440	5.42%	231,683	2,965	5.13%

Non interest-earning assets	25,207			22,948

Total Assets	$431,977			$254,631

Liabilities:
Interest-bearing liabilities:
NOW & Money market	$144,124	523	1.47%	$93,035	276	1.19%
Savings	5,416	20	1.50%	1,019	1	0.39%
Time deposit	170,738	1,244	2.95%	100,755	711	2.83%
Other borrowings	2,100	33	6.37%	376	2	2.13%

Total interest-bearing liabilities	$322,378	1,820	2.29%	$195,185	990	2.03%

Demand deposits	65,849			33,830
Other non-interest bearing liabilities	1,605			1,274

Total non-interest bearing liabilities	67,454			35,104

Stockholders’ equity	42,145			24,342

Total Liabilities & Stockholders’ Equity	$431,977			$254,631

Net interest income		$3,620			$1,975

Interest-rate spread (1)			3.13%			3.10%
Net interest margin (2)			3.61%			3.42%
Ratio of average interest-bearing liabilities to average earning assets		79.3%			84.2%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Tax exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly and semi-annual basis, respectively.
(4)	For purposes of this analysis, non-accruing loans, if any, are included in the average balance outstanding.

	For the Three-Months Ended
	March 31, 2005			December 31, 2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$1,258	$1	0.32%	$—	$—	0.00%
Securities (3)	9,993	71	2.88%	8,034	80	3.95%
Federal funds sold	53,343	323	2.46%	43,311	205	1.88%
Loans (4)	342,176	5,045	5.98%	293,295	4,241	5.74%

Total interest-earning assets	406,770	5,440	5.42%	344,640	4,526	5.21%

Non interest-earning assets	25,207			26,001

Total Assets	$431,977			$370,641

Liabilities:
Interest-bearing liabilities:
NOW & Money market	$144,124	523	1.47%	$114,879	384	1.33%
Savings	5,416	20	1.50%	4,914	20	1.61%
Time deposit	170,738	1,244	2.95%	156,666	1,094	2.77%
Other borrowings	2,100	33	6.37%	2,000	29	5.68%

Total interest-bearing liabilities	$322,378	1,820	2.29%	$278,459	1,527	2.18%

Demand deposits	65,849			48,106
Other non-interest bearing liabilities	1,605			2,286

Total non-interest bearing liabilities	67,454			50,392

Stockholders’ equity	42,145			41,790

Total Liabilities & Stockholders’ Equity	$431,977			$370,641

Net interest income		$3,620			$2,999

Interest-rate spread (1)			3.13%			3.03%
Net interest margin (2)			3.61%			3.45%
Ratio of average interest-bearing liabilities to average earning assets		79.3%			80.8%

(1)	Interest rate spread is the average rate earned on total interest-earning assets less the average rate paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by total interest-earning assets.
(3)	Tax exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis. Securities include required investments in Federal Home Loan Bank and Federal Reserve Bank stock which earn dividends paid on a quarterly and semi-annual basis, respectively.
(4)	For purposes of this analysis, non-accruing loans, if any, are included in the average balance outstanding.

FOR THE THREE MONTHS ENDED MARCH 31, 2005

COMPARED TO MARCH 31, 2004

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$296	$15	$311
Other investments[1]	8	(7)	1
Loans[2]	1,795	368	2,163

Total interest income	2,099	376	2,475

Increase (decrease) in interest expense:
NOW and Money market deposits	182	65	247
Savings deposits	16	3	19
Time deposits	502	31	533
Other borrowings	27	4	31

Total interest expense	727	103	830

Total change in net interest income	$1,372	$273	$1,645

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

FOR THE THREE MONTHS ENDED MARCH 31, 2005

COMPARED TO DECEMBER 31, 2004

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$56	$62	$118
Other investments[1]	13	(21)	(8)
Loans[2]	628	176	804

Total interest income	697	217	914

Increase (decrease) in interest expense:
NOW and Money market deposits	98	41	139
Savings deposits	1	(1)	—
Time deposits	79	71	150
Other borrowings	1	3	4

Total interest expense	179	114	293

Total change in net interest income	$518	$103	$621

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended March 31, 2005, December 31, 2004 and March 31, 2004.

	March 31, 2005	December 31, 2004	March 31, 2004
Balance at beginning of period	$2,817	$2,368	$1,568
Provision for losses charged to operations	296	451	333
Consumer loan charge-offs	—	(2)	—
Recoveries	—	—	1

Balance at end of period	$3,113	$2,817	$1,902

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Statements of Financial Condition and in the loan loss provision expense sections of Results of Operations.

The allocation of the allowance for loan losses by type of loan has corresponded to the increases in loan balances by type (dollars in thousands):

	March 31, 2005		December 31, 2004		March 31, 2004
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Commercial real estate	$953	33.2%	$520	31.8%	$434	30.9%
Construction	835	20.4%	549	20.0%	333	15.0%
Multifamily	162	4.8%	94	4.5%	61	3.5%
One-to-four family residential	287	20.6%	55	18.4%	129	30.6%
Commercial	484	10.7%	829	13.1%	332	7.0%
Lines of credit	199	6.3%	463	7.3%	396	8.4%
Consumer	193	4.0%	307	4.9%	217	4.6%

Total	$3,113	100.0%	$2,817	100.0%	$1,902	100.0%

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank (FHLB). Such borrowings have historically been relatively small, averaging $100,000 for first quarter 2005, $0 for fourth quarter 2004, and $376,000 for first quarter 2004. At March 31, 2005, FHLB borrowings were $7.0 million versus zero at December 31, 2004 and $3.3 million at March 31, 2004.

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

Federal funds sold and interest-bearing deposits averaged $54.6 million for first quarter 2005, about 1,112% higher than the $4.5 million average for first quarter 2004 and about 26% higher than the $43.3 million average in fourth quarter 2004. This higher level represents the liquidity management policy of the Company commensurate with increased deposit levels and was additionally higher due to an increase in deposit activity (see below) as those funds await redeployment into higher yielding loans. At March 31, 2005, federal funds sold and interest-bearing deposits totaled $34.9 million versus $41.9 million at December 31, 2004 and $47,000 at March 31, 2004.

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

All the Company’s securities are presently classified as available-for-sale. Investment securities totaled $19.2 million at March 31, 2005, down 26% from $25.9 million December 31, 2004, but up 159% from $7.4 million one year earlier.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $390 million at March 31, 2005, up $138 million or 54% from one year earlier and up $14 million or 4% over the last three months. The proceeds of these deposits have been invested in federal funds sold as they await redeployment into longer term assets, primarily commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $122 million or 51% over the last twelve months to $361 million at March 31, 2005. During first quarter 2005, loans rose $35 million or 11%.

Total deposits averaged $388 million in first quarter 2005, up 75% or $159 million from the same period last year and up 19% or $62 million from fourth quarter 2004. Non-interest bearing deposits represented 17% of average total deposits during first quarter 2005, rising $32 million or 95% over the same quarter last year, when they averaged 15% of total deposits. Management continues to make a concerted effort to attract deposits from commercial relationships, including the offering of attractive cash management and other technology-based products that aid a company in the control of its deposits.

The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is sensitive to fluctuations in rates of interest.

NOW and money market deposits, a large portion of which can be sensitive to short-term interest rate movements, averaged $144 million in first quarter 2005, an increase of $51 million (up 55%) from first quarter 2004 and up $29 million (25%) from fourth quarter 2004. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to support its asset levels. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to retain this funding source may impact the Company’s ability to react to changes in market rates of interest. At an average of $171 million, time deposits were 44% of total deposits in first quarter 2005, virtually the same mix as in the comparable quarter last year, and a slight decrease from a 48% mix in fourth quarter 2004.

Other Sources of Funds - In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and may also be used to fund the origination of mortgage loans designated to be sold in the secondary market.

Certificates of deposits raised from national market funding sources (included in the CD discussion above) totaled $47 million in first quarter 2005, or 12% of total deposits. This level compares to $36 million or 14% of total deposits four quarters earlier and $58 million or 15% of total deposits at December 31, 2004.

At March 31, 2005, the Company had $7 million in outstanding short-term (30-day) borrowings from the FHLB of its present $30.3 million line, and there was $21.8 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified for the FHLB line, total borrowings from the FHLB could be as high as $67 million based on a maximum of 20% of the Bank of Florida - Southwest bank’s assets and 10% of the Ft. Lauderdale bank’s assets as of March 31, 2005.

Capital - The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets as defined by a leverage ratio.

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

The Company was considered well capitalized as of March 31, 2005. The following table reflects the actual capital levels and minimum required levels at March 31, 2005 (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$45,795	11.98%	$30,583	8.00%	$38,228	10.00%
Bank of Florida - Southwest	$22,681	9.79%	$18,543	8.00%	$23,178	10.00%
Bank of Florida	$12,007	10.10%	$9,515	8.00%	$11,893	10.00%
Bank of Florida – Tampa Bay	$7,603	21.18%	$2,872	8.00%	$3,590	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$40,682	10.63%	$15,312	4.00%	$22,969	6.00%
Bank of Florida - Southwest	$18,866	8.14%	$9,271	4.00%	$13,907	6.00%
Bank of Florida	$10,986	9.24%	$4,757	4.00%	$7,136	6.00%
Bank of Florida – Tampa Bay	$7,326	20.41%	$1,436	4.00%	$2,154	6.00%
Tier 1 capital (to average assets)
Consolidated	$40,682	9.44%	$17,240	4.00%	$21,551	5.00%
Bank of Florida - Southwest	$18,866	7.79%	$9,688	4.00%	$12,110	5.00%
Bank of Florida	$10,986	7.15%	$6,147	4.00%	$7,684	5.00%
Bank of Florida – Tampa Bay	$7,326	18.16%	$1,613	4.00%	$2,017	5.00%

Subsequent to March 31, 2005, the Company raised nearly $13.0 million in net proceeds from common equity via the sale of 915,000 shares of common stock at $15.00 per share through a private placement with Allen and Company LLC. This includes 700,000 shares sold as of April 11, 2005 and an additional 215,000 shares sold on April 26, 2005. Effective April 15, 2005, $3.5 million in additional capital was contributed to the Bank of Florida and $3.0 million to the Bank of Florida – Southwest. As a result, Bank of Florida’s Tier 1 capital ratio was restored to be in excess of the 8% minimum requirement per regulatory agreement through June 30, 2005 (the end of its first three years as a de novo bank). In addition, Bank of Florida – Southwest’s total capital ratio was restored to be in excess of the 10% well-capitalized minimum. Including the impact of the additional capital on a proforma basis as of March 31, 2005, the total capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios were 14.56%, 13.22%, and 11.74%, respectively, for the Company; 11.08%, 9.43%, and 9.03%, respectively, for the Bank of Florida – Southwest; and 13.04%, 12.18%, and 9.43%, respectively, for the Bank of Florida.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

At March 31, 2005, the Company had $270 million in interest sensitive assets compared to $275 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a negative gap position of $4.4 million or 1.6%. Within the first 90 days of a rate change, the Company is positively gapped by $50 million, reflecting, among other factors, that 61% of the portfolio (including cash flow) will reprice with a prime rate change. Beyond that time period, the cumulative impact of maturing CDs, net of maturing loans, creates a negatively gapped position.

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

The following is a consolidated maturity and repricing analysis of rate sensitive assets and liabilities as of March 31, 2005.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$33,860	$—	$—	$—	$33,860
Due from banks and investment securities (including required investments in FHLB and FRB stock)	1,045	—	1,545	18,723	21,313
Loans	218,597	7,626	7,643	123,879	357,745

Total interest-earning assets	253,502	7,626	9,188	142,602	412,918

Interest-bearing deposits (Non-CDs)	159,286	—	—	—	159,286
Certificates of deposit	44,128	32,730	38,532	52,054	167,444
Other borrowings	—	—	—	9,000	9,000

Total interest-bearing liabilities	$203,414	32,730	38,532	61,054	335,730

Interest Sensitivity Gap:
Sensitive assets less rate sensitive liabilities	$50,088	$(25,104)	$(29,344)	$81,548	$77,188

Cumulative interest sensitivity gap	50,088	24,984	(4,360)	77,188

Interest sensitivity gap ratio	124.6%	23.3%	23.8%	233.6%

Cumulative interest sensitivity gap ratio	124.6%	110.6%	98.4%	123.0%

The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change in rates on prime-related assets, whereas a liability which reprices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate. In addition, in the case of an expanding balance sheet with the Company’s characteristics, the 180 day period at which the gap turns negative could be continuously pushed further out in a rising rate environment.

Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bancshares of Florida, Inc. does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 4. CONTROLS AND PROCEDURES

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various legal proceedings arising in the ordinary course of business. Management believes that the ultimate aggregate liabilities arising form these proceedings, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005.

Exhibit Number	Description of Exhibit
a.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

3.3	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on October 29, 2001.

3.4	Amendment to Articles of Incorporation changing the corporate name filed as an exhibit to Form 8-K filed on May 10, 2002.

i.3.5	Amendment to Articles of Incorporation designating preferences, rights and limitations of Series A Preferred Stock.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

i.4.5	Form of Stock Purchase Warrant A —2004 Offering.

i.4.6	Form of Stock Purchase Warrant B —2004 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002.

10.15	Form of Registration Rights Agreement filed as an exhibit to Form 8-K on April 11, 2005.

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: May 3, 2005	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2005	By:	/s/ DAVID G. WALLACE
David G. Wallace
Chief Financial Officer (Principal Financial and Accounting Officer)