Form 10-Q
period 2005-06-30
BANCSHARES OF FLORIDA INC
filed 2005-08-04
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the Registrant’s common stock, as of July 31, 2005 was 5,916,685 shares of $.01 par value common stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

Index

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition June 30, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations - Three and six-months ended June 30, 2005 and 2004	2

	Condensed Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2004 and six months ended June 30, 2005	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and six-months ended June 30, 2005 and 2004	3

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004	4

	Notes to the Condensed Consolidated Financial Statements	5

	Selected Quarterly Consolidated Financial Data	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

	Overview	16

	Critical Accounting Policies	16

	Discussion of the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004 and March 31, 2005 and Discussion of the Six Months Ended June 30, 2005 compared to June 30, 2004	17

	Liquidity and Capital Resources	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	33

PART II. Other Information

Item 1.	Legal Proceedings	33

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	34

Signatures		36

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2005 and December 31, 2004

(In Thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$18,234	$16,011
Interest-bearing deposits due from other banks	683	67
Federal funds sold	61,441	41,819

TOTAL CASH AND CASH EQUIVALENTS	80,358	57,897

Securities available for sale, at fair value	19,520	25,945

Loans	394,210	325,981
Less:
Allowance for loan losses	3,513	2,817
Unamortized loan (fees) and costs, net	509	202

NET LOANS	390,188	322,962

Restricted securities, Federal Home Loan Bank and Federal Reserve stock, at cost	1,008	1,039
Premises and equipment	6,888	6,828
Accrued interest receivable	1,745	1,119
Bank-owned life insurance	3,061	3,021
Intangible asset	945	964
Other assets	1,014	1,033

TOTAL ASSETS	$504,727	$420,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$444,762	$376,064
Borrowings	5,000	2,000
Accrued interest payable	139	187
Accrued expenses and other liabilities	1,160	603

TOTAL LIABILITIES	451,061	378,854

Commitments

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3.5 million; 50,000 shares authorized, no shares issued and outstanding at June 30, 2005; 36,097 shares issued and outstanding at December 31, 2004	—	3,610
Undesignated Preferred stock, par value $.01 per share, 950,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 5,916,685 and 4,835,632 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	59	48
Additional paid-in capital	65,471	49,817
Accumulated deficit	(11,800)	(11,479)
Accumulated other comprehensive loss	(64)	(42)

TOTAL STOCKHOLDERS’ EQUITY	53,666	41,954

	$504,727	$420,808

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six-Months Ended June 30, 2005 and 2004

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
INTEREST INCOME

Interest and fees on loans	$6,059	$3,273	$11,105	$6,154
Interest on securities available for sale	222	78	292	150
Interest on federal funds sold	384	17	707	29
Interest on other interest earning assets	6	—	7	—

TOTAL INTEREST INCOME	6,671	3,368	12,111	6,333

INTEREST EXPENSE
Interest on deposits	2,080	1,118	3,867	2,106
Interest on borrowings	37	10	70	11

TOTAL INTEREST EXPENSE	2,117	1,128	3,937	2,117

NET INTEREST INCOME	4,554	2,240	8,174	4,216

PROVISION FOR LOAN LOSSES	399	230	695	564

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,155	2,010	7,479	3,652

NONINTEREST INCOME
Mortgage banking	83	43	95	91
Trust fees	365	258	688	501
Service charges and fees	371	202	733	351
Gains on sales of securities, net	—	5	—	5

TOTAL NONINTEREST INCOME	819	508	1,516	948

NONINTEREST EXPENSES
Salaries and employee benefits	2,417	1,480	4,656	2,769
Occupancy expenses	713	536	1,451	933
Equipment rental, depreciation and maintenance	293	180	550	347
General operating	1,224	842	2,385	1,583

TOTAL NONINTEREST EXPENSES	4,647	3,038	9,042	5,632

INCOME (LOSS) BEFORE INCOME TAXES	327	(520)	(47)	(1,032)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$327	$(520)	$(47)	$(1,032)

Earnings (loss) per common share - basic	$0.02	$(0.19)	$(0.06)	$(0.36)

Earnings (loss) per common & common equivalent shares - diluted	$0.02	$(0.19)	$(0.06)	$(0.36)

Weighted average common shares outstanding - basic	5,686,208	3,094,199	5,263,602	3,086,781

Weighted average common & common equivalent shares outstanding - diluted	5,836,987	3,094,199	5,263,602	3,086,781

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2004 and the Six-Months Ended June 30, 2005

(In Thousands, except share and per share data; unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance as of December 31, 2003	—	$—	3,079,199	$31	$29,634	$(8,389)	$(56)	$21,220
Net loss	—	—	—	—	—	(2,880)	—	(2,880)
Preferred stock issued	34,000	3,400	—	—	—	—	—	3,400
Exercise of stock options and warrants	—	—	31,433	—	314	—	—	314
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	119	—	—	119
Common stock issued, net of offering cost of $1,698	—	—	1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	2,097	210	—	—	—	(210)	—	—
Changes in fair value on available for sale securities	—	—	—	—	—	—	14	14

Balance as of December 31, 2004	36,097	3,610	4,835,632	48	49,817	(11,479)	(42)	41,954
Net loss	—	—	—	—	—	(47)	—	(47)
Exercise of stock options and warrants	—	—	699	—	8	—	—	8
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	61	—	—	61
Common stock issued, net of offering cost of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available for sale securities	—	—	—	—	—	—	(22)	(103)

Balance as of June 30, 2005	—	$—	5,916,685	$59	$65,471	$(11,800)	$(64)	$53,666

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$328	$(520)	$(47)	$(1,032)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes	81	(230)	(22)	(159)
Less reclassification adjustment for gains (losses) realized in net income (loss), net of taxes	—	—	—	(5)

Net unrealized gains (losses)	81	(230)	(22)	(164)

Comprehensive income (loss)	$409	$(750)	$(69)	$(1,196)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2005 and 2004

(In Thousands)

	(unaudited)
	Six-Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47)	$(1,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	598	334
Provision for loan losses	695	564
Amortization of deferred loan fees and costs, net	(130)	21
Amortization (accretion) of premiums and discounts on investments, net	(51)	18
Gains on sales of securities available for sale, net	—	(5)
Amortization of intangible assets	19	—
Increase in accrued interest receivable	(626)	(36)
Decrease (Increase) in other assets	19	(358)
Stock compensation expense	61	—
Increase in Bank-owned life insurance	(40)	—
(Decrease) Increase in accrued interest payable	(48)	47
Increase in accrued expenses and other liabilities	557	383

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,007	(64)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(67,791)	(63,247)
Proceeds from maturities and principal repayments on securities available for sale	332,533	1,615
Purchase of securities available for sale	(326,079)	—
Redemption (Purchase) of restricted securities, net	31	(300)
Purchase of premises and equipment	(658)	(1,488)
Acquisition cost of business	—	(387)

NET CASH USED IN INVESTING ACTIVITIES	(61,964)	(63,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	68,698	63,948
Increase in FHLB advances	3,000	6,000
Proceeds from issuance of subordinated debt	—	2,000
Redemption (Issuance) of Series A preferred stock	(1,275)	3,400
Net proceeds from issuance of common stock	12,995	150

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,418	75,498

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,461	11,627
CASH AND CASH EQUIVALENTS:
Beginning of period	57,897	8,424

End of period	$80,358	$20,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,985	$2,070

Noncash Transactions:
Decrease in fair value on securities available for sale	$(22)	$(164)

Increase in preferred stock for dividends paid	$72	$—

Preferred stock exchanged for common stock	$2,509	—

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

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida – Southwest. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida –Southwest, commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida. Effective January 1, 2005, Bank of Florida –Southwest became a Florida state chartered bank.

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

On July 16, 2002, Bank of Florida, a newly formed state-chartered commercial bank, opened in Ft. Lauderdale, Florida with over $7 million in capital and on November 5, 2004, Bank of Florida – Tampa Bay opened with over $8 million in capital. (Bank of Florida – Southwest, Bank of Florida and Bank of Florida – Tampa Bay are collectively referred to as the “Banks”). The Banks offer a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, and certificates of deposit. Lending products include commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, they provide such consumer services as U.S. Savings Bonds, traveler checks, cashier checks, safe deposit boxes, bank-by-mail services, direct deposit, on-line banking, and automatic teller services. Specialized services to commercial customers include cash management, expanded on-line banking, lock box, and Door-to-Door banking.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Basis of Presentation:

The unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of June 30, 2005 and December 31, 2004, and the results of operations for the three and six-month periods ended June 30, 2005 and 2004, the cash flows for the six months ended June 30, 2005 and 2004, and the stockholders’ equity for the six and twelve months ended June, 2005 and December 31, 2004. The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2005 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

The per share weighted average fair value of stock options granted during the three months ended June 30, 2005 and 2004 was $7.62 and $7.03, respectively, and for the six months ended June 30, 2005 and 2004 was $7.33 and $7.03, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	38.00%	30.00%	37.00%	25.86%
Risk free interest rate	3.98%	4.71%	3.96%	3.82%
Expected life	7 years	10 years	7 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net loss and net loss per share would have been as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$327	$(520)	$(47)	$(1,032)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(81)	(536)	(100)

Proforma net income (loss)	$164	$(601)	$(583)	$(1,132)

Earnings ( loss) per share as reported:
Earnings (loss) per share - basic	$0.02	$(0.19)	$(0.06)	$(0.36)

Earnings (loss) per common and common equivalent share - diluted	$0.02	$(0.19)	$(0.06)	$(0.36)

Proforma Earnings ( loss) per share:
Earnings (loss) per share - basic	$(0.01)	$(0.21)	$(0.16)	$(0.40)

Earnings (loss) per common and common equivalent share - diluted	$(0.01)	$(0.21)	$(0.16)	$(0.40)

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005. The implementation of this statement is expected to result in an additional $482,000 in expense for fiscal year 2006, based on current options outstanding.

Earnings (Loss) Per Common Share:

Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the year. Because we reported net losses in 2005 and 2004 on a year-to-date basis, all potentially dilutive securities for the six month period were anti-dilutive and basic and diluted earnings (loss) per share were the same in those periods.

At June 30, 2005 and 2004, there were 0 and 378,799 common stock options and 0 and 191,856 warrants, respectively, for the three-month period that were anti-dilutive and therefore not included in the calculation below. Components used in computing earnings (loss) per share for the three months ended June 30, 2005 and 2004, are summarized as follows (in thousands, except share data):

	For the three months ended June 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Earnings (Loss) Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net income (loss)	$327			$(520)
Less premium paid on preferred stock	(149)
Less preferred stock dividends	(53)			(70)

Income (loss) available to common shareholders - basic	125	5,686,208	$0.02	(590)	3,094,199	$(0.19)
Dilutive effect of stock options outstanding		95,800	—		—
Dilutive effect of warrants outstanding		54,979	—		—

Income (loss) available to common shareholders – diluted	$125	5,836,987	$0.02	$(590)	3,094,199	$(0.19)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Income (Loss) Per Common Share (cont’d):

At June 30, 2005, there were 509,725 common stock options and 290,523 warrants, respectively, which were anti-dilutive and therefore not included in the calculation below. At June 30, 2004, there were 378,799 common stock options and 191,856 warrants, respectively, that were anti-dilutive and therefore not included in the calculation below. Components used in computing loss per share for the six months ended June 30, 2005 and 2004, are summarized as follows (in thousands, except share data):

	For the Six months ended June 30,
	2005			2004
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net loss	$(47)			$(1,032)
Less premium paid on preferred stock	(149)
Less preferred stock dividends	(125)			(70)

Loss available to common shareholders	(321)	5,263,602	$(0.06)	(1,102)	3,086,781	$(0.36)
Dilutive effect of stock options outstanding		—			—
Dilutive effect of warrants outstanding		—			—

Loss available to common shareholders	$(321)	5,263,602	$(0.06)	$(1,102)	3,086,781	$(0.36)

NOTE 2—Segment Information

The Company has five reportable segments: Bank of Florida - Southwest, based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Bank of Florida - Tampa Bay, based in Tampa, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., the parent corporation. The Company’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. These are managed separately because of their management, marketing and distribution requirements.

Measurement of Segment Profit or Loss and Segment Assets:

The following presents financial information of reportable segments as of and for the three-month periods ended June 30, 2005 and 2004 and March 31, 2005. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
June 30, 2005
Net interest income	$2,259	$1,882	$397	$16	$—	$4,554
Provision for loan losses	189	116	94	—	—	399
Noninterest income	347	93	14	365	—	819
Noninterest expense	1,154	1,189	446	331	1,526	4,646
Holding company servicing costs	472	233	65	21	(791)	—

Net income (loss)	$791	$437	$(194)	$29	$(735)	$328

End of period assets	$256,945	$200,615	$52,539	$2,370	$(7,742)	$504,727

Assets under advice	$—	$—	$—	$306,152	$—	$306,152

March 31, 2005
Net interest income	$1,927	$1,437	$240	$16	$—	$3,620
Provision for loan losses	145	—	151	—	—	296
Noninterest income	270	102	3	323	—	698
Noninterest expense	1,078	1,189	437	317	1,376	4,397
Holding company servicing costs	469	225	63	21	(778)	—

Net income (loss)	$505	$125	$(408)	$1	$(598)	$(375)

End of period assets	$250,073	$168,157	$44,291	$2,313	$(22,781)	$442,053

Assets under advice	$—	$—	$—	$200,139	$—	$200,139

June 30, 2004
Net interest income	$1,489	$738	$—	$13	$—	$2,240
Provision for loan losses	170	60	—	—	—	230
Noninterest income	216	34	—	258	—	508
Noninterest expense	1,356	708	—	248	726	3,038
Holding company servicing costs	—	—	—	—	—	—

Net income (loss)	$179	$4	$—	$23	$(726)	$(520)

End of period assets	$210,056	$84,892	$—	$1,592	$803	$297,343

Assets under advice	$—	$—	$—	$162,185	$—	$162,185

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Measurement of Segment Profit or Loss and Segment Assets:

The following presents financial information of reportable segments as of and for the six-month periods ended June 30, 2005 and 2004. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries.

For the Six Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
June 30, 2005
Net interest income	$4,186	$3,319	$637	$32	$—	$8,174
Provision for loan losses	334	116	245	—	—	695
Noninterest income	617	194	17	688	—	1,516
Noninterest expense	2,232	2,377	883	648	2,902	9,042
Holding company servicing costs	941	458	128	42	(1,569)	—

Net income (loss)	$1,296	$562	$(602)	$30	$(1,333)	$(47)

End of period assets	$256,945	$200,615	$52,539	$2,370	$(7,742)	$504,727

Assets under advice	$—	$—	$—	$306,152	$—	$306,152

June 30, 2004
Net interest income	$2,834	$1,350	$—	$32	$—	$4,216
Provision for loan losses	324	240	—	—	—	564
Noninterest income	380	68	—	500	—	948
Noninterest expense	2,627	1,354	—	499	1,152	5,632
Holding company servicing costs	—	—	—	—	—	—

Net income (loss)	$263	$(176)	$—	$33	$(1,152)	$(1,032)

End of period assets	$210,056	$84,892	$—	$1,592	$803	$297,343

Assets under advice	$—	$—	$—	$162,185	$—	$162,185

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the condensed consolidated balance sheets of the Company at June 30, 2005 and December 31, 2004 are as follows (in thousands):

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
March 31, 2005
Mortgage-backed securities of U.S. government agencies	$5,476	$4	$(47)	$5,433
U.S. Treasury securities and other U.S. agency obligations	14,032	27	(48)	14,011
IBB stock and other securities	76	—	—	76

Totals	$19,584	$31	$(95)	$19,520

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2004
Mortgage-backed securities of U.S. government agencies	$3,943	$10	$(34)	$3,919
U.S. Treasury securities and other U.S. agency obligations	21,993	3	(21)	21,975
IBB stock and other securities	51	—	—	51

Totals	$25,987	$13	$(55)	$25,945

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

Information pertaining to securities with gross unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities of U.S. government agencies	$(1)	$2,015	$(46)	$2,595
U.S. Treasury securities and other U.S. agency obligations	(18)	3,040	(30)	1,444

Total securities available for sale	$(19)	$5,055	$(76)	$4,039

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Loans

The following table sets forth the composition of the loan portfolio at June 30, 2005 and December 31, 2004 (in thousands).

	June 30, 2005	December 31, 2004
Real estate:
Commercial real estate	$140,809	$103,597
Construction	80,899	65,172
Multi-family	21,120	14,627
One-to-four family residential	70,367	60,124

Total real estate loans	313,195	243,520
Commercial loans	43,509	42,721
Lines of credit	25,035	23,871
Consumer loans	12,471	15,869

Total gross loans	394,210	325,981
Allowance for loan losses	(3,513)	(2,817)
Unamortized loan (fees) costs, net	(509)	(202)

Total loans, net	$390,188	$322,962

At June 30, 2005 and December 31, 2004, the Company had non-accrual loans with a balance of $469,000 and $544,000, respectively. At June 30, 2005, $798,000 of loans to one client were considered impaired under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. A specific valuation allowance was not required on loans considered impaired as no loss is expected. At December 31, 2004, the Company did not hold any loans that were classified as impaired.

The following table represents the activity in the allowance for loan losses during the six months ended June 30, 2005 and 2004.

	June 30,
	2005	2004
Beginning balance	$2,817	$1,568
Provision for loan losses	695	564
Charge-offs	—	—
Recoveries	1	—

Ending balance	$3,513	$2,132

NOTE 5—Intangible Assets

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $945,000 ($974,000 gross carrying amount less $29,000 accumulated amortization) at June 30, 2005 and is being amortized on a straight-line basis over 25 years. Following is the estimated amortization expense for each of the five succeeding periods ending December 31st :

Remaining six months of 2005	$19,477
2006	38,955
2007	38,955
2008	38,955
2009	38,955
First six months of 2010	19,478

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6–Borrowings

During June of 2004, Bank of Florida – Southwest issued $2 million in subordinated debt to a local community bank. Interest is payable at a rate of Prime less one percent during the first sixty days, Prime plus zero percent for the next sixty days, and Prime plus one percent thereafter. The interest rate at June 30, 2005 was 7.00%. This debt matures and is payable in full in June of 2010. Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) without penalty plus accrued interest. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company’s Bank of Florida - Southwest subsidiary and for Bancshares of Florida, Inc.

At June 30, 2005, the Company had $3.0 million in advances from the Federal Home Loan Bank (FHLB). The Company did not have any FHLB advances at December 31, 2004.

NOTE 7–Stockholders’ Equity

On July 30, 2004, the Company completed a common stock offering, selling 1,500,000 shares of common stock at $12.50 per share. Also during that quarter, the underwriter, Advest, Inc., acquired an additional 225,000 shares at $12.50 per share. After underwriting discounts and commissions and other offering expenses, the Company received $19.8 million in proceeds.

On April 26, 2005, the Company completed a private placement offering through Allen & Company LLC, selling 915,000 shares of common stock at $15.00 a share to accredited investors. The shares of the Company’s common stock issued in conjunction with the private placement offering were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and are “restricted securities”. Such shares may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act or an applicable exception therefrom. The Company has agreed to file a registration statement covering the resale of the Company’s common stock within 60 days from the date of the closing, with the registration statement being declared effective no later than 210 days after the closing date. The Company received approximately $13.0 million in net proceeds.

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

On May 23, 2005, certain holders of the preferred stock elected to exchange the redemption value of their shares for common stock. The Company paid a premium on 25,090 shares of Series A Preferred Stock equal to $4 per share or $100,000. The resulting value, after payment of the premium, was exchanged for 165,354 shares of the Company’s common stock at $15.78 per share.

On June 30, 2005, the Company elected to redeem the remaining 12,258 shares of Series A Preferred Stock. The redemption price for the shares of Series A Preferred Stock is based on a declining premium scale. The redemption price at June 30th was $104 per share which included a premium of $49,000.

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

The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognized revenue from the investment returns from the BOLI of $40,000 and compensation expense of $48,000 for the amounts accrued toward the participants’ retirement fund, during the first six months ended June 30, 2005. The Company has approximately $70,700 accrued at June 30, 2005, which is included in other liabilities in the accompanying consolidated balance sheets. No income or expense items were recognized for the six months ended June 30, 2004.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
	(Dollars in thousands, except per share data.)
Statement of Operations Data:
Total interest income	$6,671	$5,440	$4,526	$3,907	$3,368
Total interest expense	2,117	1,820	1,528	1,317	1,128

Net interest income before provision for loan losses	4,554	3,620	2,998	2,590	2,240
Provision for loan losses	399	296	451	263	230

Net interest income after provision for loan losses	4,155	3,324	2,547	2,327	2,010
Noninterest income	819	698	616	611	503
Gain (loss) on sale of investments	—	—	—	(1)	5
Noninterest expense	4,647	4,397	4,156	3,794	3,038
Provision for income taxes	—	—	—	—	—

Net income (loss)	327	(375)	(993)	(856)	(520)

Share Data:
Basic earnings (loss) per share	$0.02	$(0.09)	$(0.22)	$(0.22)	$(0.19)
Diluted earnings (loss) per share	0.02	(0.09)	(0.22)	(0.22)	(0.19)
Weighted average shares outstanding - basic	5,686,208	4,836,300	4,835,632	4,220,137	3,094,199
Weighted average shares outstanding - diluted	5,836,987	4,836,300	4,835,632	4,220,137	3,094,199
Total shares outstanding	5,916,685	4,836,331	4,835,632	4,835,632	3,094,199
Book value per common share (period end)	$9.07	$7.82	$7.93	$8.13	$6.50

Statement of Financial Condition Data:
Total assets	$504,727	$442,053	$420,808	$344,644	$297,343
Total cash and cash equivalents	80,358	50,785	57,897	41,880	20,051
Interest-earning assets	476,863	416,322	394,851	326,387	276,979
Investment securities	19,520	19,170	25,945	10,196	6,281
Loans held for investment	394,210	361,168	325,981	284,599	263,746
Allowance for loan losses	3,513	3,113	2,817	2,368	2,132
Deposit accounts	444,762	390,374	376,064	298,878	265,102
Stockholders’ equity	53,666	41,501	41,954	42,835	23,575

Performance Ratios:
Return on average assets	0.27%	(0.35)%	(1.07)%	(1.05)%	(0.72)%
Return on average common stockholders’ equity	2.63	(3.87)	(10.39)	(10.03)	(10.13)
Interest-rate spread during the period	3.46	3.13	3.03	2.95	3.05
Net interest margin	3.99	3.61	3.45	3.36	3.36
Efficiency ratio [1]	86.49	101.83	115.00	118.53	110.75

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.89%	0.86%	0.86%	0.83%	0.81%
Allowance for loan losses to nonperforming loans	748.85	644.83	480.70	540.68	168.67
Net charge-offs to average loans	0.00	0.00	0.00	0.04	0.00
Nonperforming assets to period end total assets	0.09	0.11	0.14	0.13	0.43

Capital and Liquidity Ratios:
Average equity to average assets	10.66%	9.85%	11.28%	11.55%	8.26%
Leverage (4.00% required minimum)	10.77	9.44	11.07	12.90	8.19

Risk-based capital:
Tier 1	12.07%	10.63%	11.85%	14.29%	9.57%
Total	13.33	11.96	13.24	15.78	11.24
Average loans held for investment to average deposits	89.16	88.44	90.37	97.03	95.95

Trust Assets Under Advice:
Total assets under advice	$306,152	$200,139	$202,138	$185,873	$162,185
Trust fee income	365	323	285	277	258
Trust fees as a % of average assets under advice	0.48%	0.64%	0.59%	0.64%	0.66%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida - Southwest, which opened as a full service commercial bank in August 1999. In April 2000, Bank of Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida - Southwest; it became a subsidiary of the holding company in March 2003. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to its commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base. In July 2002, Bank of Florida, a newly formed state-chartered commercial bank, commenced operations in Ft. Lauderdale, Florida, focusing on the same kind of customer base in its market as the founding bank, and in November 2004, the Bank of Florida - Tampa Bay opened for business. The Company’s primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business through possible acquisition of other financial institutions and provision of support and additional banking-related services to its subsidiary banks.

The primary market areas of the Company are Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida - Southwest) and Broward, northern Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the opening of a de novo bank in the Tampa Bay market in November 2004, Hillsborough and Pinellas Counties became another primary market area to be served on the west coast of Florida. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as with portions of this Management’s Discussion and Analysis section. Although management believes the levels of the allowance as of June 30, 2005 and December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

This discussion presents management’s analysis (“MD&A”) of the financial condition and results of operations of the Company for each of the three and six-month periods ended June 30, 2005 and 2004 and the three month period ended March 31, 2005 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document.

DISCUSSION OF THE THREE MONTHS ENDED JUNE 30, 2005

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004 AND MARCH 31, 2005

AND DISCUSSION OF THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS

ENDED JUNE 30, 2004

Management Summary

The Company reported second quarter net income of $327,000, a $702,000 improvement in operating performance from first quarter 2005, marking the first profitable quarter in the Company’s history. For the first six months of this year, the Company reduced its net loss to $47,000 compared to a net loss of $1.032 million for the comparable 2004 period. Earnings (loss) per share-diluted for the second quarter were $0.02, narrowing the year-to-date loss per share to $0.06.

In a press release dated July 26, 2005, Michael L. McMullan, Bancshares of Florida’s President and CEO, stated, “This was truly a break-through quarter for us, reaching profitability ahead of our guidance and exceeding the $500 million threshold in total assets. Our net interest margin rose nicely to nearly 4%, our efficiency ratio improved sharply to 86%, and asset quality remained strong at 0.12% nonperforming loans/loans outstanding. We are confident that we have crossed into the arena of profitable operations while continuing to focus on significant and sustainable quality earning asset and deposit growth.

“At the affiliate level,” McMullan went on to say,

•	“Our Fort Lauderdale bank earned $437,000, nearly 2 1/2 times the first quarter 2005 level, marking the second consecutive quarter of profitability after the opening of its new Boca Raton banking center last October. Total assets increased 19% during the last 90 days to $201 million, with the new Boca Raton location contributing $16 million in deposits at quarter end.

•	Our Tampa Bay bank, which opened in November 2004, reached $53 million in total assets at June 30, 2005, and reduced its net loss by 52% from the prior quarter to $195,000.

•	Our Naples bank, which has been profitable since third quarter 2003, had a record quarter with net income of $791,000, which compares to $178,000 in second quarter 2004. Total assets exceeded $257 million, 22% greater than one year earlier.

•	And Bank of Florida Trust Company achieved its sixth consecutive profitable quarter. Assets under advice climbed $106 million or 53% during the quarter to $306 million due to a substantial expansion in its family office business.”

McMullan continued, “Especially significant to our plan of continued rapid growth in earning assets, which have increased 72% in the last twelve months, is approximately $13.0 million in net proceeds from common equity we raised during the quarter just ended along with $2.6 million of preferred stock exchanged for common shares.”

•	The primary issuance was 915,000 shares of common stock through a private placement with Allen and Company LLC in April, followed by 165,000 common shares issued in late May in exchange for about two-thirds of the preferred stock we raised in the first quarter of last year. The balance of the latter offering was redeemed at June 30, 2005, resulting in a call premium paid during the quarter on the converted and redeemed preferred shares of $149,000, which reduced earnings per share (diluted) by approximately $0.02. Reported net income was not affected.

•	The combination of second quarter 2005 earnings and the above issuances increased book value per common share to $9.07 at quarter end, up $1.25 or 16% in the last 90 days.

Other primary balance sheet and income statement highlights for the quarter at the consolidated level include:

•	The Company grew total loans $33 million or 9% during the last 90 days, slightly ahead of the $32 million average quarterly pace in 2004. Loan pipelines at all the affiliates remain strong. Loans at quarter end were $394 million, up 49% in the last twelve months. Commercial loans, largely secured by real estate, accounted for $327 million (83% of total loans) at June 30, 2005, followed by residential mortgage loans at

$30 million (8%), consumer lines of credit at $25 million (6%), and installment and other loans at $12 million (3%). Based on prospects for continued robust loan demand across its markets, the company recruited six new commercial lenders during the quarter for its affiliate banks, all of whom are or will be in place by mid-August, increasing the company’s commercial lending staff by 60% from year-end 2004 levels.

•	Deposits rose $54 million or 14% during the second quarter to $445 million, an increase of $48 million (13%) on average. Noninterest-bearing checking accounts climbed $14 million or 23% on average, reaching 17% of average total deposits for the second quarter, up from 15.6% in the first quarter. The latter growth reflects the company’s concerted strategy to increase this source of low-cost funds through the sale of cash management products and services.

•	Top-line revenue, which combines net banking spread income and all fee income, rose 24% over first quarter 2005 to $5.4 million, 96% higher than in second quarter 2004.

•	Growth was enhanced by a 38 basis point expansion during the quarter in net interest margin to 3.99%, reflective of the Company having positioned its balance sheet to benefit from a rising rate environment. Since third quarter 2004, the net interest margin has risen 63 basis points.

•	Noninterest income rose 17% over first quarter 2005, led by increased secondary mortgage market fees and expanded trust revenue. As it enters the third quarter, the Company will have five experienced, full-time mortgage originators across its affiliate locations as opposed to two originators one year ago.

•	Noninterest expense increased 5.7% in the quarter compared to first quarter 2005, or a rise of $250,000 against a top-line revenue increase of $1.055 million. As a result, the efficiency ratio improved by 15 percentage points to 86%, falling below 100% for the first time, following a 13 percentage point improvement during first quarter 2005.

•	And asset quality continued to be strong, with nonperforming loans falling slightly by dollar and as a ratio compared to March 31, 2005 to $469,000 or 0.12% of loans outstanding at June 30, 2005. There have been no net charge-offs in the first half of 2005, and there were none in the comparable 2004 period. Coverage of the loan loss allowance over nonperforming loans was 7.5 times. These measures are consistent with the Company’s historic norm and very favorable to national peer bank levels as of March 31, 2005.

McMullan concluded, “We are especially proud of our second quarter earnings performance in light of the ability of our established Naples and Fort Lauderdale franchises to absorb approximately $550,000 in net expenses associated with our Palm Beach County and Tampa Bay initiatives, which opened two very promising markets for us in the last quarter of 2004. Our fourth quarter 2004 earnings press release stated that we had budgeted to achieve overall profitability during the last half of 2005; we have achieved that goal sooner and exceeded it by a wide margin. Based on our strong second quarter performance and now having additional equity capital in hand, we are confident that we have built a solid financial services business model in four great Florida markets, supported by investment in holding company infrastructure, capable of sustained, growing profitability.”

    Statements of Financial Condition

The following tables summarize the major components of the Statements of Financial Condition and key ratios for the periods ending June 30, 2005 and 2004, and March 31, 2005, respectively.

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	June 30, 2005	June 30, 2004	$	%
Total assets	$504,727	$297,343	$207,384	69.7%
Cash and cash equivalents	80,358	20,051	60,307	300.8%
Interest-earning assets	476,863	276,979	199,884	72.2%
Investment securities	19,520	6,281	13,239	210.8%
Loans held for investment	394,210	263,746	130,464	49.5%
Allowance for loan losses	3,513	2,132	1,381	64.8%
Deposit accounts	444,761	265,102	179,659	67.8%
Stockholders’ equity	53,666	23,575	30,091	127.6%

Total shares outstanding	5,916,685	3,094,199	2,822,486	91.2%
Book value per common share	9.07	6.50	2.57	39.5%

Allowance for loan losses to total loans	0.89%	0.81%	0.08%	9.9%
Allowance for loan losses to nonperforming loans	748.85%	168.67%	580.18%	344.0%
Nonperforming loans to total loans	0.12%	0.48%	(0.36)%	(75.0)%
Nonperforming assets to total assets	0.09%	0.43%	(0.34)%	(79.1)%

Leverage (Tier 1 to average total assets)	10.77%	8.19%	2.58%	31.5%
Assets under advice – Bank of Florida Trust Company	$306,152	$162,185	$143,967	88.8%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	June 30, 2005	March 31, 2005	$	%
Total assets	$504,727	$442,053	$62,674	14.2%
Cash and cash equivalents	80,358	50,785	29,573	58.2%
Interest-earning assets	476,863	416,322	60,541	14.5%
Investment securities	19,520	19,170	350	1.8%
Loans held for investment	394,210	361,168	33,042	9.1%
Allowance for loan losses	3,513	3,113	400	12.8%
Deposit accounts	444,761	390,374	54,387	13.9%
Stockholders’ equity	53,666	41,501	12,165	29.3%

Total shares outstanding	5,916,685	4,836,331	1,080354	22.3%
Book value per common share	9.07	7.82	1.25	16.0%

Allowance for loan losses to total loans	0.89%	0.86%	0.03%	3.4%
Allowance for loan losses to nonperforming loans	748.85%	644.83%	104.02%	16.1%
Nonperforming loans to total loans	0.12%	0.13%	(0.01)%	(7.7)%
Nonperforming assets to total assets	0.09%	0.11%	(0.02)%	(18.2)%

Leverage (Tier 1 to average total assets)	10.77%	9.44%	1.33%	14.1%
Assets under advice – Bank of Florida Trust Company	$306,152	$200,139	$106,013	53.0%

Loans in the Company’s combined banks rose by $33 million or 9% over the last three months to $394 million; since June 30, 2004, loans have risen $130 million or 50%. Commercial real estate loans have increased $70 million (62%) over the past twelve months to $141 million, while construction loans have increased $53 million (189%) to $81 million. Combined multi-family and one-to-four family residential loans ($40 million of which serve as collateral for commercial loans) decreased $9 million during the past year to $91 million. In total, loans secured by real estate comprise $313 million or 79% of loans outstanding at June 30, 2005. The remaining loans at quarter end consisted of $44 million in largely commercial and industrial loans (11% of total loans), $25 million in home equity and other consumer lines of credit (6% of total loans), and $12 million in consumer installment and other loans (3% of total loans).

Asset quality remained excellent by peer standards with nonperforming loans and 30-89 day delinquencies at 0.12% and 0.28%, respectively, of loans outstanding as of June 30, 2005. There were no net charge-offs for the quarter versus $30,000 for all of 2004. Compared to the most recently available data for national peer banks as of March 31, 2005 in the $300 to $500 million asset size group, the Company’s ratios for nonperforming loans, loans 30-89 days past due, and net charge-offs as a percent of average loans were 0.13%, 0.53%, and zero, respectively, versus 0.54%, 0.80%, and 0.07%, respectively, for peers.

As of June 30, 2005, the allowance for loan losses reached $3.513 million, up $400,000 (13%) from first quarter 2005 and up $1.381 million (65%) from June 30, 2004. The ratio of the loan loss allowance to total loans outstanding at 0.89% was up 3 basis points from March 31, 2005 and up 8 basis points from twelve months earlier. Nonperforming loans declined to $469,000 at quarter end from $483,000 at March 31, 2005 and a high of $1.3 million at June 30, 2004. Coverage of the loan loss allowance over nonperformers was 749% at June 30, 2005, in comparison to coverage of 645% and 169% 90 days and one year earlier, respectively. National peer bank allowance coverage over nonperforming loans at March 31, 2005 was 490%.

Investment securities and overnight investments were $81 million at June 30, 2005, an increase of $28 million during the quarter. Since June 30, 2004, investment securities and overnight investments have increased nearly $69 million reflective of deposit growth and additional liquidity.

Securities available for sale totaled $19.5 million, a slight increase from $19.2 million at March 31, 2005. The average yield on investment securities for the second quarter of 2005 was 3.72%, an increase of 9 basis points compared to the same period one year ago and up 84 basis points from the previous quarter; the latter occurred due to investment in short-term Treasuries of a large, temporary increase in deposits caused by a single customer in June. The Company does not have any securities classified as held to maturity or trading at June 30, 2005 or December 31, 2004.

Federal Funds sold totaled $61.4 million at June 30, 2005, an increase of $28 million from March 31, 2005. This category of earning assets can be subject to large daily fluctuations based on deposit flows and daily funding requirements. The average yield on federal funds for the second quarter of 2005 was 2.93%, up 201 basis points compared to the second quarter of 2004 and up 47 basis points from the previous quarter reflective of continued interest rate tightening by the Federal Reserve.

Total earning assets reached $476.9 million at June 30, 2005, up $61 million over the last three months compared to a $33 million increase in loans. As a result, the mix of loans to earning assets declined to 83% from 87%. The loan/earning asset ratio was 95% at June 30, 2004, reflective of less relative liquidity at that date compared to the present time.

Deposits rose $54 million or 14% during second quarter 2005 to $445 million; compared to one year ago, the increase was $180 million or 68%. Average deposits rose $43 million or 11% compared to the first quarter of the current year, with growth in checking (both non-interest and interest bearing) and money market accounts comprising $63 million of this increase. The Company is committed to expanding its deposit base with less reliance on higher-cost CDs, which presently constitute 38% of average deposits versus 17% for noninterest-bearing checking accounts. This latter source of funds is targeted to increase based on a vigorous program to market the Company’s state-of-the-art cash management products and on-line banking capabilities, which also have the potential to generate additional fee income.

Stockholders’ equity at $53.7 million was $30.1 million higher compared to June 30, 2004. This increase resulted from the Company’s 1.725 million-share common stock offering during third quarter 2004, which netted proceeds of $19.8 million, and the Company’s 915,000 share common stock offering in April 2005 which netted $13.0 million. These increases were partially reduced by the redemption of 12,258 shares of preferred stock at June 30, 2005, which decreased equity by $1.3 million.

The Company’s Tier 1 leverage ratio increased 258 basis points in the last 12 months to 10.77% at June 30, 2005, well above the minimum for well-capitalized bank holding companies of 5.0%. This reflects the impact of nearly $13 million in net proceeds from common equity raised in April 2005.

Results of Operations

The following tables summarize the major components of the Statements of Operations and key ratios for the three- and six-month periods ending June 30, 2005 and 2004 and the three-month period ending March 31, 2005.

Second Quarter 2005 Compared to Second Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2005	JUNE 30, 2004	$	%
Total interest income	$6,671	$3,368	$3,303	98.1%
Total interest expense	2,117	1,128	989	87.7%

Net interest income before provision	4,554	2,240	2,314	103.3%
Provision for loan losses	399	230	169	73.5%

Net interest income after provision	4,155	2,010	2,145	106.7%
Non interest income	819	503	316	62.8%
Gain on sale of investments	—	5	(5)	(100.0)%
Noninterest expense	4,646	3,038	1,608	53.0%
Provision for income taxes	—	—	—	—

Net income (loss)	328	(520)	848	162.9%

Basic earnings (loss) per share	$0.02	$(0.19)	$0.21	110.5%
Diluted earnings (loss) per share	0.02	(0.19)	0.21	110.5%
Weighted average common shares – basic	5,686,208	3,094,199	2,592,009	83.8%
Weighted average common and common equivalent shares - diluted	5,836,987	3,094,199	2,742,788	88.6%

Return on average assets	0.27%	(0.72)%	0.98%	137.2%
Return on average equity	2.63%	(0.72)%	12.76%	126.0%

Top-line revenue	$5,373	$2,748	$2,625	95.5%
Net interest margin	3.99%	3.36%	0.63%	18.8%
Efficiency ratio	86.49%	110.75%	(24.26)%	(21.9)%
Average equity to average assets	10.66%	8.26%	2.40%	29.1%
Average loans held for investment to average deposits	89.16%	95.95%	(6.79)%	(7.1)%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.0%

The Company recorded net income of $328,000 in the current quarter, an increase of $848,000 or 163% compared to second quarter 2004. Top-line revenue climbed $2.6 million on a 72% growth in earning assets and an 89% increase in assets under advice. We define top-line revenue, which is a non-GAAP term, as the sum of the Company’s lending or spread income (interest income less interest expense) plus fee income (excluding net securities gains/losses), both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components. Approximately $2.3 million of the top-line revenue increase reflects growth in net interest income, of which $454,000 was due to a 63 basis point expansion in net interest margin.

Noninterest income increased $316,000, one-third of which is attributable to the increase in assets under advice. Noninterest expense rose $1.6 million in the second quarter, or 61% of the increase in top-line revenue. This net improvement of $1.017 million resulted in an efficiency ratio of 86%, 24% lower (better) than the same period last year. Partially offsetting this improvement was an increase in loan loss provision expense of $169,000; loans during second quarter 2005 rose $33 million, $8 million greater than in second quarter 2004.

Second Quarter 2005 Compared to First Quarter 2005

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2005	MARCH 31, 2005	$	%
Total interest income	$6,671	$5,440	$1,231	22.6%
Total interest expense	2,117	1,820	297	16.3%

Net interest income before provision	4,554	3,620	934	25.8%
Provision for loan losses	399	296	103	34.8%

Net interest income after provision	4,155	3,324	831	25.0%
Non interest income	819	698	121	17.3%
Noninterest expense	4,647	4,397	250	5.7%
Provision for income taxes	—	—	—	—

Net income (loss)	327	(375)	702	187.2%

Basic earnings (loss) per share	$0.02	$(0.09)	$0.11	122.2%
Diluted earnings (loss) per share	0.02	(0.09)	0.11	122.2%
Weighted average common shares - basic	5,686,208	4,836,300	849,918	17.6%
Weighted average common and common equivalent shares - diluted	5,836,987	4,836,300	1,000,687	20.7%

Return on average assets	0.27%	(0.35)%	0.62%	176.3%
Return on average equity	2.63%	(3.87)%	6.50%	168.0%

Top-line revenue	$5,373	$4,318	$1,055	24.4%
Net interest margin	3.99%	3.61%	0.38%	10.5%
Efficiency ratio	86.49%	101.83%	(15.34)%	(15.1)%
Average equity to average assets	10.66%	9.85%	0.81%	8.2%
Average loans held for investment to average deposits	89.16%	88.44%	0.72%	0.8%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.0%

The Company’s second quarter net income increased $702,000 from a first quarter 2005 net loss of $375,000 to a positive $327,000. Top-line revenue climbed $1.055 million on 15% growth in earning assets and a 53% increase in assets under advice. Approximately $934,000 of the increase in top-line revenue reflects growth in net interest income, of which $246,000 (26%) was due to expansion in the net interest margin from 3.61% to 3.99%. Noninterest income climbed $121,000 during the quarter, led by increased secondary mortgage market fees and expanded trust revenue.

Noninterest expense rose $250,000 in the second quarter, or less than 1/4 of the increase in top-line revenue. The resulting net improvement of $805,000 was partially offset by a $103,000 increase in the loan loss provision from first quarter 2005 largely due to accelerated loan growth in the Ft. Lauderdale bank.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

	FOR THE SIX MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2005	JUNE 30, 2004	$	%
Total interest income	$12,111	$6,333	$5,778	91.2%
Total interest expense	3,937	2,117	1,820	86.0%

Net interest income before provision	8,174	4,216	3,958	93.9%
Provision for loan losses	695	564	131	23.2%

Net interest income after provision	7,479	3,652	3,827	104.8%
Non interest income	1,516	943	573	60.8%
Gain on sale of investments	—	5	(5)	(100.0)%
Noninterest expense	9,042	5,632	3,411	60.6%
Provision for income taxes	—	—	—	—

Net loss	(47)	(1,032)	985	95.4%

Basic loss per share	$(0.06)	$(0.36)	$0.30	83.3%
Diluted loss per share	(0.06)	(0.36)	0.30	83.3%
Weighted average common shares - basic	5,263,602	3,086,781	2,176,821	70.5%
Weighted average common and common equivalent shares - diluted	5,263,602	3,086,781	2,176,821	70.5%

Return on average assets	(0.04)%	(1.51)%	1.47%	97.3%
Return on average equity	(0.36)%	(18.36)%	18.00%	98.1%

Top-line revenue	$9,690	$5,159	$4,531	87.8%
Net interest margin	3.819%	3.39%	0.42%	12.4%
Efficiency ratio	93.31%	109.15%	(15.84)%	(14.5)%
Average equity to average assets	12.10%	8.87%	3.23%	36.4%
Average loans held for investment to average deposits	107.20%	111.50%	(4.30)%	(3.9)%
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.0%

The Company’s net loss for the first half of 2005 was $47,000, a $985,000 decrease compared to the same period last year. Top-line revenue climbed $4.5 million (88%) on 72% growth in earning assets and an 89% increase in assets under advice. Approximately $3.96 million of the increase in top-line revenue reflects growth in net interest income, of which $734,000 (19%) was due to a 42 basis point expansion in the net interest margin. Noninterest income (excluding securities transactions) climbed $573,000 (61%) year-to-date versus year-to-date 2004; the primary drivers were service charge income followed by trust fees.

Noninterest expense rose $3.4 million (61%) year-to-date versus the same 2004 period, of which approximately $1.65 million reflects the additional cost of the new Boca Raton and Tampa Bay locations. The $1.12 million margin of increased top-line revenue (less the absence of a $5,000 investment gain) over increased noninterest expense was reduced by $131,000 in additional loan loss provision expense; loans during the first half of 2005 rose $68 million, $5 million greater than in the first half of 2004.

Discussion of Changes by Income Statement Line Item for the Above Quarterly and Year-to-Date Periods

Company-wide top-line revenue climbed 96% compared to second quarter 2004 versus a 53% rise in overhead expense. Compared to first quarter 2005, top-line revenue rose 24% versus a 6% rise in overhead. For the first six months of 2005, top-line revenue increased 88% over that for the same period last year, while overhead expense rose by 61%.

Of the two components of top-line revenue, second quarter net interest income rose $2.3 million or 103% versus the same quarter last year, while noninterest income climbed $316,000 or 63%. The largest portion of the latter increase was due to greater service charges and fees (up $169,000 or 84%, due to continued growth in customer accounts and overdraft fees), followed closely by higher trust fees (up $107,000 or 42%, due to 89% more assets under advice). Compared to first quarter 2005, net interest income rose $934,000 or 26% while noninterest income climbed $121,000 or 17%, largely for the same reasons. For the first half of 2005, net interest income increased $4.0 million (94%) and noninterest income (excluding securities losses) rose by $573,000 (61%). Approximately two-thirds of the latter increase was related to greater service charges and fees resulting from a $179.7 million climb in deposit accounts over the past twelve months.

The most significant reason for second quarter net interest income growth over the same period a year ago was a 71% increase in average earning assets and a reduction in the proportion of underlying interest bearing liabilities; the resulting increase in net interest income was $1.9 million (volume variance) or 80% of the total increase in net interest income. The balance of the rise in net interest income was caused by an improvement in the net interest margin, which increased 63 basis points to 3.99% over the same period last year (rate variance of $454,000). Compared to first quarter 2005, $688,000 of the $934,000 increase in net interest income was due to higher earning asset volumes (which rose by 13%), with the balance reflecting an improved net interest margin (which increased 38 basis points). For the first six months of 2005 average earning assets climbed 73% from the same period last year, which contributed $3.2 million (81%) to the increase in net interest income.

The margin improvement reflects the interest sensitivity of the balance sheet, which includes the sensitivity of loan yields to changes in the prime rate (approximately 50% of loans immediately adjust to prime rate changes); the portion of deposits held in CDs (only the new or renewing maturities of which are eligible to reprice with changes in interest rates; CD’s constitute 46% of total average second quarter 2005 deposits); the ability to lag rate increases in other interest-bearing liabilities; and the mix of noninterest-bearing deposits (demand deposits were 17% of average second quarter 2005 deposits). The prime rate averaged 5.92% for second quarter 2005 (including two ¼ point rate increases, ending at 6.25%), up 48 basis points from the first quarter 2005 average prime (5.44%, also reflecting two ¼ point rate increases) and 144 basis points from the second quarter 2004 average of 4.0%. For second quarter 2005, the average yield on loans was 6.38%, up 40 and 116 basis points from first quarter 2005 and second quarter 2004, respectively, and for the first half of 2005, the average yield on loans was 6.19%, up 93 basis points from the same period last year.

Total noninterest expense in the second quarter increased $1.6 million or 53% over second quarter 2004. The primary source of the increase ($937,000 or 63%) related to increased staffing levels caused by the establishment in fourth quarter 2004 of the Palm Beach County banking center and Tampa Bay bank and expansion of back office functions to support the rapid growth of the Company. Beginning with first quarter 2005, certain activities related to operations, finance, and other support services previously housed in the individual banks were consolidated into the holding company, which can now provide these services in a more cost-effective and consistent manner as the Company’s subsidiaries expand into multiple geographic markets. Noninterest expense for the current quarter also included an additional $234,000 and $277,000 (excluding increases in salaries and benefits included above) over the same period last year for expansion into the Palm Beach County and Tampa Bay markets, respectively. These same factors explain the $3.4 million or 61% increase in noninterest expense for the first half of the current year compared to the same period last year. Of that amount, 55% was related to an increase in salaries and employee benefits to support the growth of the Company.

Noninterest expense increased $249,000 (5.7%) in comparison to the first quarter of 2005. Personnel expense accounted for $178,000 of the increase (up 8.0%), reflecting overall merit increases and selected additions to staff, largely in lending-related areas, and compensation expense related to warrants issued in connection with the openings of the Tampa Bay bank and the Palm Beach County location of $28,000. Higher data processing costs in connection with compliance requirements accounted for $80,000 of the increase (up 27.5%).

Despite the increase in overhead of an expanding company, the second quarter 2005 efficiency ratio decreased to a more favorable 86% compared to 111% for the same period last year and 102% for the immediately preceding quarter. The efficiency ratio for the first six months of 2005 is 93%, a 16 basis point improvement from a ratio of 109% for the first half of 2004. The improvements reflect the greater relative growth in top-line revenue compared to noninterest expense.

Average Balances, Income and Expenses, and Rates

The following tables represent, for the three and six-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Discussion of these tables is included above in the net interest income sections of the Results of Operations.

	For the Three-Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$429	$6	5.61%	$47	$—	0.43%
Securities[1]	23,956	222	3.72%	8,609	78	3.63%
Federal funds sold	52,608	384	2.93%	7,434	17	0.92%
Loans [2]	381,085	6,059	6.38%	251,302	3,273	5.22%

Total interest-earning assets	458,078	6,671	5.84%	267,392	3,368	5.05%

Non interest-earning assets	33,173			23,040

Total Assets	$491,251			$290,432

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$52,310	46	0.35%	$25,237	21	0.33%
Money market accounts	134,278	736	2.20%	70,081	245	1.40%
Savings	5,572	20	1.44%	1,713	4	0.94%
Time deposit	162,420	1,278	3.16%	126,099	848	2.70%
Other borrowings	2,341	37	6.34%	2,839	10	1.41%

Total interest-bearing liabilities	$356,921	2,117	2.38%	$225,969	1,128	2.00%
Non-interest bearing deposits	72,832			38,792
Other liabilities	9,147			1,694
Stockholders’ equity	52,351			23,977

Total Liabilities & Stockholders’ Equity	$491,251			$290,432

Net interest income		$4,554			$2,240

Interest-rate spread			3.46%			3.05%
Net interest margin			3.99%			3.36%
Ratio of average interest-bearing liabilities to average earning assets		77.9%			84.5%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$330	$37	$367
Other investments[1]	147	3	150
Loans[2]	2,053	733	2,786

Total interest income	2,530	773	3,303

Increase (decrease) in interest expense:
NOW and Money market deposits	375	141	516
Savings deposits	14	2	16
Time deposits	286	144	430
Other borrowings	(5)	32	27

Total interest expense	670	319	989

Total change in net interest income	$1,860	$454	$2,314

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

	For the Three-Months Ended
	June 30, 2005			March 31, 2005
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$429	$6	5.61%	$1,258	$1	0.32%
Securities [1]	23,956	222	3.72%	9,993	71	2.88%
Federal funds sold	52,608	384	2.93%	53,343	323	2.46%
Loans [2]	381,085	6,059	6.38%	342,176	5,045	5.98%

Total interest-earning assets	458,078	6,671	5.84%	406,770	5,440	5.42%

Non interest-earning assets	33,173			25,207

Total Assets	$491,251			$431,977

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$52,310	46	0.35%	$35,068	25	0.33%
Money market accounts	134,278	736	2.20%	109,028	498	1.85%
Savings	5,572	20	1.44%	5,416	20	1.50%
Time deposit	162,420	1,278	3.16%	170,766	1,244	2.95%
Other borrowings	2,341	37	6.34%	2,100	33	6.37%

Total interest-bearing liabilities	$356,921	2,117	2.38%	$322,378	1,820	2.29%
Non-interest bearing deposits	72,832			59,165
Other liabilities	9,147			8,289
Stockholders’ equity	52,351			42,145

Total Liabilities & Stockholders’ Equity	$491,251			$431,977

Net interest income		$4,554			$3,620

Interest-rate spread			3.46%			3.13%
Net interest margin			3.99%			3.61%
Ratio of average interest-bearing liabilities to average earning assets		77.9%			79.3%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(2)	$63	$61
Other investments[1]	118	38	156
Loans[2]	683	331	1,014

Total interest income	799	432	1,231

Increase (decrease) in interest expense:
NOW and Money market deposits	161	98	259
Savings deposits	1	(1)	—
Time deposits	(53)	87	34
Other borrowings	2	2	4

Total interest expense	111	186	297

Total change in net interest income	$688	$246	$934

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

	For the Six-Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$363	$7	3.89%	$47	$1	0.76%
Securities [1]	17,013	292	3.46%	8,161	149	3.68%
Federal funds sold	52,974	707	2.69%	6,533	29	0.88%
Loans [2]	361,738	11,105	6.19%	234,797	6,154	5.26%

Total interest-earning assets	432,088	12,111	5.65%	249,538	6,333	5.09%

Non interest-earning assets	29,551			22,994

Total Assets	$461,639			$272,532

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$43,646	71	0.33%	$24,935	41	0.33%
Money market accounts	121,723	1,234	2.04%	69,242	501	1.46%
Savings	5,494	40	1.47%	1,366	5	0.74%
Time deposit	166,571	2,522	3.05%	113,427	1,559	2.77%
Other borrowings	2,221	70	6.36%	1,608	11	1.38%

Total interest-bearing liabilities	$339,655	3,937	2.34%	$210,578	2,117	2.02%
Non-interest bearing deposits	66,036			36,311
Other liabilities	126			1,483
Stockholders’ equity	55,822			24,160

Total Liabilities & Stockholders’ Equity	$461,639			$272,532

Net interest income		$8,174			$4,216

Interest-rate spread			3.31%			3.07%
Net interest margin			3.81%			3.39%
Ratio of average interest-bearing liabilities to average earning assets		78.6%			84.4%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$619	$59	$678
Other investments[1]	157	(8)	149
Loans[2]	3,862	1,089	4,951

Total interest income	4,638	1,140	5,778

Increase (decrease) in interest expense:
NOW and Money market deposits	562	201	763
Savings deposits	30	5	35
Time deposits	805	158	963
Other borrowings	17	42	59

Total interest expense	1,414	406	1,820

Total change in net interest income	$3,224	$734	$3,958

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

The allowance for loan losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended June 30, 2005, March 31, 2005 and June 30, 2004. (See Note 4-Loans for a comparison of the six-months ended June 30, 2005 and 2004, respectively.)

	June 30, 2005	March 31, 2005	June 30, 2004
Balance at beginning of period	$3,113	$2,817	$1,902
Provision for losses charged to operations	399	296	230
Loan charge-offs	—	—	—
Recoveries	1	—	—

Balance at end of period	$3,513	$3,113	$2,132

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Statements of Financial Condition and in the loan loss provision expense sections of Results of Operations.

The allocation of the allowance for loan losses by type of loan has corresponded to the increases in loan balances by type (dollars in thousands):

	June 30, 2005		March 31, 2005		June 30, 2004
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Commercial real estate	$1,147	35.7%	$953	33.2%	$615	29.3%
Construction	934	20.5%	835	20.4%	317	10.6%
Multifamily	202	5.4%	162	4.8%	113	4.6%
One-to-four family residential	285	17.8%	287	20.6%	304	30.1%
Commercial	555	11.0%	484	10.7%	462	14.0%
Lines of credit	221	6.4%	199	6.3%	148	6.5%
Consumer	169	3.2%	193	4.0%	173	4.9%

Total	$3,513	100.0%	$3,113	100.0%	$2,132	100.0%

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank (FHLB). Such borrowings have historically been relatively small, averaging $341,000 for second quarter 2005, $100,000 for first quarter 2005, and $839,000 for second quarter 2004. At June 30, 2005, FHLB borrowings were $3.0 million versus $7.0 million at March 31, 2005 and $6.0 million at June 30, 2004.

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

Federal funds sold and interest-bearing deposits averaged $52.6 million for second quarter 2005, about 608% higher than the $7.4 million average for second quarter 2004 and slightly lower than the $53.3 million average in first quarter 2005. This level represents the liquidity management policy of the Company commensurate with increased deposit levels and was additionally higher due to an increase in deposit activity (see below) as those funds await redeployment into higher yielding loans. At June 30, 2005, federal funds sold and interest-bearing deposits totaled $62.1 million versus $34.9 million at March 31, 2005 and $5.9 million at June 30, 2004.

The Company invests primarily in obligations of the United States, or obligations guaranteed as to principal and interest by the United States, and in other taxable securities (no nontaxable securities are held at this time). Management determines the appropriate classification of investment securities at the time of purchase. If management has the intent and the Company has the ability (or is required for regulatory reasons) to hold these securities until maturity or on a long-term basis, they are classified as held-to-maturity investments. Securities to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis are classified as available-for-sale. The volume of sales of available-for-sale securities is based on several factors, including, but not limited to, changes in interest rates, resultant prepayment risk, liquidity needs at the Banks and other factors related to interest rate and resultant prepayment risk.

All the Company’s securities are presently classified as available-for-sale. Investment securities totaled $19.5 million at June 30, 2005, up slightly from $19.2 million March 31, 2005, and up 211% from $6.3 million one year earlier.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $445 million at June 30, 2005, up $180 million or 68% from one year earlier and up $55 million or 14% over the last three months. The proceeds of these deposits have been invested in federal funds sold as they await redeployment into longer term assets, primarily commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $130 million or 50% over the last twelve months to $394 million at June 30, 2005. During second quarter 2005, loans rose $33 million or 9%.

Total deposits averaged $427 million in second quarter 2005, up 63% or $165 million from the same period last year and up 11% or $43 million from first quarter 2005. Non-interest bearing deposits represented 17% of average total deposits during second quarter 2005, rising $34 million or 88% over the same quarter last year, when they averaged 15% of total deposits. Management continues to make a concerted effort to attract deposits from commercial relationships, including the offering of attractive cash management and other technology-based products that aid a company in the control of its deposits.

The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is sensitive to fluctuations in rates of interest.

NOW and money market deposits, a large portion of which can be sensitive to short-term interest rate movements, averaged $187 million in second quarter 2005, an increase of $91 million (up 96%) from second quarter 2004 and up $42 million (29%) from first quarter 2005. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to support its asset levels. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to retain this funding source may impact the Company’s ability to react to changes in market rates of interest. At an average of $162 million, time deposits were 46% of total average deposits in second quarter 2005, a decrease from 57% in the comparable quarter last year and 53% in first quarter 2005.

Other Sources of Funds - In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from the parent company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and may also be used to fund the origination of mortgage loans designated to be sold in the secondary market.

Certificates of deposits raised from national market funding sources (included in the CD discussion above) totaled $38 million in second quarter 2005, or 9% of total deposits. This level compares to $44 million or 17% of total deposits four quarters earlier and $47 million or 12% of total deposits at March 31, 2005.

At June 30, 2005, the Company had $3 million in outstanding short-term (30-day) borrowings from the FHLB of its present $30.3 million line, and there was $23.3 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified for the FHLB line, total borrowings from the FHLB could be as high as $70 million based on a maximum of 20% of the Bank of Florida - Southwest bank’s assets and 10% of the Ft. Lauderdale bank’s assets as of June 30, 2005.

Capital - The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of subordinated debt and the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets as defined by a leverage ratio.

The regulators define five classifications for measuring capital levels, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, a bank requires regulatory approval to accept brokered (national market) deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The regulatory minimum requirements (adequately capitalized) are 4% for Tier 1, 8% for total risk-based capital, and 4% for the Tier 1 leverage ratio. The minimum requirements for the first three classifications are:

	Capital to risk-weighted assets		Tier 1 capital to average assets
	Total	Tier 1
Well capitalized	10%	6%	5%
Adequately capitalized	8%	4%	4%
Undercapitalized	6%	3%	3%

The Company was considered well capitalized as of June 30, 2005. The following table reflects the actual capital levels and minimum required levels at June 30, 2005 (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$58,298	13.33%	$34,999	8.00%	$43,748	10.00%
Bank of Florida - Southwest	$26,661	10.66%	$20,009	8.00%	$25,012	10.00%
Bank of Florida	$16,060	10.87%	$11,815	8.00%	$14,769	10.00%
Bank of Florida – Tampa Bay	$7,502	17.26%	$3,477	8.00%	$4,347	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$52,786	12.07%	$17,499	4.00%	$26,249	6.00%
Bank of Florida - Southwest	$22,657	9.06%	$10,005	4.00%	$15,007	6.00%
Bank of Florida	$14,923	10.10%	$5,908	4.00%	$8,861	6.00%
Bank of Florida – Tampa Bay	$7,131	16.41%	$1,739	4.00%	$2,608	6.00%
Tier 1 capital (to average assets)
Consolidated	$52,786	10.77%	$19,612	4.00%	$24,515	5.00%
Bank of Florida - Southwest	$22,657	8.39%	$10,800	4.00%	$13,500	5.00%
Bank of Florida	$14,923	8.44%	$7,072	4.00%	$8,841	5.00%
Bank of Florida – Tampa Bay	$7,131	15.11%	$1,888	4.00%	$2,359	5.00%

The Company raised nearly $13.0 million in net proceeds from common equity via the sale of 915,000 shares of common stock at $15.00 per share through a private placement with Allen and Company LLC. This includes 700,000 shares sold as of April 11, 2005 and 215,000 more shares sold on April 26, 2005. In addition, approximately $2.6 million in additional common equity resulted from the conversion on May 23, 2005 of approximately 25,000 shares of the Company’s Series A Preferred stock into 165,000 common shares at $15.78 per share. Effective April 15, 2005, $3.5 million in additional capital was contributed to the Bank of Florida and $3.0 million to the Bank of Florida – Southwest.

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

At June 30, 2005, the Company had $305 million in interest sensitive assets compared to $317 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a negative gap position of $11.4 million or 3.6%. Within the first 90 days of a rate change, the Company is positively gapped by $38 million, reflecting, among other factors, that 50% of the loan portfolio immediately reprices with a prime rate change. Beyond that time period, the cumulative impact of maturing CDs, net of maturing loans, creates a negatively gapped position.

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

The following is a consolidated maturity and repricing analysis of rate sensitive assets and liabilities as of June 30, 2005.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$61,441	$—	$—	$—	$61,441
Due from banks and investment securities (including required investments in FHLB and FRB stock)	683	—	1,547	18,982	21,212
Loans	216,069	12,581	12,925	148,613	390,188

Total interest-earning assets	278,193	12,581	14,473	167,595	472,842

Interest-bearing deposits (Non-CDs)	207,825	—	—	—	207,825
Certificates of deposit	31,990	35,859	37,991	52,967	158,807
Other borrowings	—	—	3,000	2,000	5,000

Total interest-bearing liabilities	$239,815	35,859	40,991	54,967	371,632

Interest Sensitivity Gap:
Rate sensitive assets less rate sensitive liabilities	$38,378	$(23,278)	$(26,518)	$112,628	$101,210

Cumulative interest sensitivity gap	38,378	15,100	(11,418)	101,210

Interest sensitivity gap ratio	116.0%	35.1%	35.3%	304.9%

Cumulative interest sensitivity gap ratio	116.0%	105.5%	96.4%	127.2%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2005, the Company held its Annual Meeting of shareholders at which the following proposals were considered and acted upon:

PROPOSAL I – To elect fourteen directors as follows:

Director	Votes For:	Votes Withheld:
Donald R. Barber	4,266,443	289,460
Joe B. Cox	4,243,943	311,960
Earl L. Frye	4,266,343	289,560
H. Wayne Huizenga, Jr.	4,245,243	310,660
John B. James	4,271,943	283,960
LaVonne Johnson	4,266,343	289,560
Edward Kaloust	4,245,443	310,460
Martin P. Mahan	4,271,943	283,960
Michael L. McMullan	4,271,943	283,960
Harry K. Moon, M.D.	4,548,703	7,200
Michael T. Putziger	4,548,903	7,000
Richard Rochon	4,220,743	335,160
Ramon A. Rodriguez	4,242,243	313,660
Terry W. Stiles	4,220,543	335,360

PROPOSAL II – To amend the Company’s 1999 Stock Option Plan to increase the number of shares available for issuance under the Plan with a cap at any given time of the lesser of 11.5% of then outstanding shares or 1,000,000 shares;

For	Against	Abstain
2,295,473	554,041	32,500

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

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

i.4.5	Form of Stock Purchase Warrant A —2004 Offering.

i.4.6	Form of Stock Purchase Warrant B —2004 Offering.

b.10.1	Employment Agreement of Michael L. McMullan, dated as of April 28, 1999.

c.10.1.1	Amendment to Employment Agreement of Michael L. McMullan dated August 24, 1999.

f.10.1.2	Amendment to Employment Agreement of Michael L. McMullan dated July 30, 2001.

f.10.1.3	Amendment to Employment Agreement of Michael L. McMullan dated August 30, 2002.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

g.10.11	Employment Agreement of Martin P. Mahan, dated as of September 16, 2002.

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002.

10.15	Form of Registration Rights Agreement filed as an exhibit to Form 8-K on April 11, 2005.

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: August 3, 2005	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2005	By:	/s/ DAVID G. WALLACE
David G. Wallace
Chief Financial Officer (Principal Financial and Accounting Officer)