Form 10-Q
period 2005-09-30
BANCSHARES OF FLORIDA INC
filed 2005-11-03
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, as of October 31, 2005 was 5,919,385 shares of $.01 par value common stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

Index

		Page
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition September 30, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations - Three and nine-months ended September 30, 2005 and 2004	2

	Condensed Consolidated Statements of Stockholders’ Equity - Year ended December 31, 2004 and nine months ended September 30, 2005	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and nine-months ended September 30, 2005 and 2004	3

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004	4

	Notes to the Condensed Consolidated Financial Statements	5

	Selected Quarterly Consolidated Financial Data	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	17

	Critical Accounting Policies	17

	Discussion of the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004 and June 30, 2005 and Discussion of the Nine Months Ended September 30, 2005 compared to September 30, 2004	18

	Liquidity and Capital Resources	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	35

PART II.	Other Information

Item 1.	Legal Proceedings	35

Item 6.	Exhibits	35

	Signatures	37

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 and December 31, 2004

(In Thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$14,003	$16,011
Interest-bearing deposits due from other banks	1,722	67
Federal funds sold	27,356	41,819

TOTAL CASH AND CASH EQUIVALENTS	43,081	57,897

Securities held to maturity	25	—
Securities available for sale, at fair value	19,069	25,945

Loans	445,494	325,981
Less:
Allowance for loan losses	4,084	2,817
Unamortized loan fees, net	580	202

NET LOANS	440,830	322,962

Restricted securities, Federal Home Loan Bank and Federal Reserve stock, at cost	1,278	1,039
Premises and equipment	6,789	6,828
Accrued interest receivable	2,012	1,119
Bank-owned life insurance	3,097	3,021
Intangible asset	935	964
Other assets	967	1,033

TOTAL ASSETS	$518,083	$420,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$443,308	$376,064
Borrowings	19,000	2,000
Accrued interest payable	233	187
Accrued expenses and other liabilities	1,257	603

TOTAL LIABILITIES	463,798	378,854

Commitments

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3.5 million; 50,000 shares authorized, no shares issued and outstanding at September 30, 2005; 36,097 shares issued and outstanding at December 31, 2004	—	3,610
Undesignated Preferred stock, par value $.01 per share, 950,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 5,919,385 and 4,835,632 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	59	48
Additional paid-in capital	65,572	49,817
Accumulated deficit	(11,213)	(11,479)
Accumulated other comprehensive loss	(133)	(42)

TOTAL STOCKHOLDERS’ EQUITY	54,285	41,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,083	$420,808

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Months Ended September 30, 2005 and 2004

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$6,967	$3,755	$18,071	$9,909
Interest on securities available for sale	201	60	494	242
Interest on federal funds sold	390	92	1,096	89
Interest on other interest earning assets	2	—	10	—

TOTAL INTEREST INCOME	7,560	3,907	19,671	10,240

INTEREST EXPENSE
Interest on deposits	2,277	1,288	6,143	3,394
Interest on borrowings	94	29	165	40

TOTAL INTEREST EXPENSE	2,371	1,317	6,308	3,434

NET INTEREST INCOME	5,189	2,590	13,363	6,806

PROVISION FOR LOAN LOSSES	614	263	1,309	827

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,575	2,327	12,054	5,979

NONINTEREST INCOME
Mortgage banking	101	117	196	208
Trust fees	401	277	1,089	778
Service charges and fees	363	218	1,096	569
Gains on sales of securities, net	—	(1)	—	5

TOTAL NONINTEREST INCOME	865	611	2,381	1,560

NONINTEREST EXPENSES
Salaries and employee benefits	2,660	1,746	7,316	4,516
Occupancy expenses	729	591	2,180	1,523
Equipment rental, depreciation and maintenance	331	203	881	550
General operating	1,133	1,254	3,518	2,837

TOTAL NONINTEREST EXPENSES	4,853	3,794	13,895	9,426

INCOME (LOSS) BEFORE INCOME TAXES	587	(856)	540	(1,887)

INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$587	$(856)	$540	$(1,887)

Earnings (loss) per common share - basic	$0.10	$(0.22)	$0.05	$(0.58)

Earnings (loss) per common & common equivalent shares - diluted	$0.10	$(0.22)	$0.05	$(0.58)

Weighted average common shares outstanding - basic	5,917,630	4,220,137	5,484,007	3,467,324

Weighted average common & common equivalent shares outstanding - diluted	6,168,208	4,220,137	5,671,788	3,467,324

Dividends	—	—	—	—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2004 and the Nine-Months Ended September 30, 2005

(In Thousands, except share and per share data; unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount

Balance as of December 31, 2003	—	$—	3,079,199	$31	$29,634	$(8,389)	$(56)	$21,220
Net loss	—	—	—	—	—	(2,880)	—	(2,880)
Preferred stock issued	34,000	3,400	—	—	—	—	—	3,400
Exercise of stock options and warrants	—	—	31,433	—	314	—	—	314
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	119	—	—	119
Common stock issued, net of offering cost of $1,698	—	—	1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	2,097	210	—	—	—	(210)	—	—
Changes in fair value on available for sale securities	—	—	—	—	—	—	14	14

Balance as of December 31, 2004	36,097	3,610	4,835,632	48	49,817	(11,479)	(42)	41,954
Net income	—	—	—	—	—	540	—	540
Exercise of stock options and warrants	—	—	3,399	—	36	—	—	36
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	134	—	—	134
Common stock issued, net of offering cost of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available for sale securities	—	—	—	—	—	—	(91)	(91)

Balance as of September 30, 2005	—	$—	5,919,385	$59	$65,572	$(11,213)	$(133)	$54,285

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$587	$(856)	$540	$(1,887)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes	(69)	185	(91)	26
Less reclassification adjustment for gains (losses) realized in net income (loss), net of taxes	—	—	—	(5)

Net unrealized gains (losses)	(69)	185	(91)	21

Comprehensive income (loss)	$518	$(671)	$449	$(1,866)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2005 and 2004

(In Thousands)

	(unaudited)
	Nine-Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$540	$(1,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	905	509
Provision for loan losses	1,309	827
Amortization of deferred loan fees and costs, net	(252)	5
Amortization (accretion) of premiums and discounts on investments, net	(47)	25
Gains on sales of securities available for sale, net	—	(5)
Amortization of intangible assets	29	—
Increase in accrued interest receivable	(893)	(155)
Decrease in other assets	66	271
Stock compensation expense	134	—
Increase in Bank-owned life insurance	(76)	—
Increase in accrued interest payable	46	83
Increase in accrued expenses and other liabilities	654	542

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,415	215

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(118,925)	(84,086)
Proceeds from maturities and principal repayments on securities available for sale	332,886	—
Purchase of securities available for sale	(326,079)	(2,123)
Purchase of restricted securities, net	(239)	(300)
Purchase of premises and equipment	(866)	(1,883)
Acquisition cost of business	—	561

NET CASH USED IN INVESTING ACTIVITIES	(113,223)	(87,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,244	97,724
Increase in (Repayment of) FHLB advances	11,000	(2,133)
Proceeds from issuance of subordinated debt, net	6,000	2,000
(Redemption) Issuance of Series A preferred stock	(1,275)	3,400
Net proceeds from issuance of common stock	13,023	20,081

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,992	121,072

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,816)	33,456
CASH AND CASH EQUIVALENTS:
Beginning of period	57,897	8,424

End of period	$43,081	$41,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,262	$3,351

Noncash Transactions:
(Decrease) increase in fair value on securities available for sale	$(91)	$21

Increase in preferred stock for dividends paid	$125	$140

Preferred stock exchanged for common stock	$2,509	—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Organization:

Bancshares of Florida Inc., (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida—Southwest, a national banking association then in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida – Southwest. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida—Southwest, commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida. Effective January 1, 2005, Bank of Florida—Southwest became a Florida state chartered bank.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Basis of Presentation:

The unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of September 30, 2005 and December 31, 2004, and the results of operations for the three and nine-month periods ended September 30, 2005 and 2004, the cash flows for the nine months ended September 30, 2005 and 2004, and the stockholders’ equity for the nine and twelve months ended September 30, 2005 and December 31, 2004. The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2004 Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2005 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2005 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

Effective December 15, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

The per share weighted average fair value of stock options granted during the three months ended September 30, 2005 and 2004 was $8.86 and $7.88, respectively, and for the nine months ended September 30, 2005 and 2004 was $7.48 and $7.31, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	40.00%	30.00%	37.00%	25.86%
Risk free interest rate	4.05%	4.71%	3.86%	3.82%
Expected life	7 years	10 years	7 years	10 years

Had compensation cost for the Company’s stock option plan been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company’s proforma net income (loss) and net earnings (loss) per share would have been as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$587	$(856)	$540	$(1,887)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(33)	(631)	(133)

Proforma net income (loss)	$493	$(889)	$(91)	$(2,020)

Earnings ( loss) per share as reported:
Earnings (loss) per share - basic	$0.10	$(0.22)	$0.05	$(0.58)

Earnings (loss) per common and common equivalent share - diluted	$0.10	$(0.22)	$0.05	$(0.58)

Proforma Earnings ( loss) per share:
Earnings (loss) per share - basic	$0.08	$(0.23)	$(0.07)	$(0.62)

Earnings (loss) per common and common equivalent share - diluted	$0.08	$(0.23)	$(0.06)	$(0.62)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Recent Accounting Pronouncements:

On March 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. The Company does not currently have any asset retirement obligations, and, therefore, FIN 47 is not applicable.

In December 2004, the FASB issued FASB Statement No. No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment”, which amends the effective date to begin the first annual period beginning after June 15, 2005. The implementation of this statement is expected to result in an additional $486,000 in expense for fiscal year 2006, based on current options outstanding.

Earnings (Loss) Per Common Share:

Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive earnings per share is computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options computed using the treasury stock method. Common stock equivalents were antidilutive for the three and nine-month periods ended September 30, 2004 due to losses incurred by the Company.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Income (Loss) Per Common Share (cont’d):

At September 30, 2004, there were 399,899 common stock options and 303,856 warrants, respectively, for the three-month periods that were anti-dilutive and therefore not included in the calculation below. Components used in computing earnings (loss) per share for the three months ended September 30, 2005 and 2004, are summarized as follows (in thousands, except share data):

	For the three months ended September 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net income (loss)	$587			$(856)
Less preferred stock dividends	—			(69)

Income (loss) available to common shareholders - basic	587	5,917,630	$0.10	(925)	4,220,137	$(0.22)
Dilutive effect of stock options outstanding		168,201	—		—
Dilutive effect of warrants outstanding		82,377	—		—

Income (loss) available to common shareholders – diluted	$587	6,168,208	$0.10	$(925)	4,220,137	$(0.22)

At September 30, 2004, there were 399,899 common stock options and 303,856 warrants, respectively, which were anti-dilutive and therefore not included in the calculation below. Components used in computing loss per share for the nine months ended September 30, 2005 and 2004 are summarized as follows (in thousands, except share data):

	For the nine months ended September 30,
	2005			2004
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net income	$540			$(1,887)
Less premium paid on preferred stock	(149)
Less preferred stock dividends	(125)			(140)

Income (Loss) available to common shareholders	266	5,484,007	$0.05	(2,027)	3,467,324	$(0.58)
Dilutive effect of stock options outstanding		122,188			—
Dilutive effect of warrants outstanding		65,593			—

Income (loss) available to common shareholders	$266	5,671,788	$0.05	$(2,027)	3,467,324	$(0.58)

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

Measurement of Segment Profit or Loss and Segment Assets:

The following presents financial information of reportable segments as of and for the three-month periods ended September 30, 2005 and 2004 and June 30, 2005. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (in thousands).

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
September 30, 2005
Net interest income	$2,452	$2,234	$486	$17	$—	$5,189
Provision for loan losses	279	227	108	—	—	614
Noninterest income	323	121	20	401	—	865
Noninterest expense	1,140	1,316	484	345	1,568	4,853
Holding company servicing costs	479	233	68	21	(801)	—

Net income (loss)	$877	$579	$(154)	$52	$(767)	$587

End of period assets	$268,369	$195,067	$63,215	$2,467	$(11,035)	$518,083

Assets under advice	$—	$—	$—	$340,753	$—	$340,753

June 30, 2005
Net interest income	$2,259	$1,882	$397	$16	$—	$4,554
Provision for loan losses	189	116	94	—	—	399
Noninterest income	347	93	14	365	—	819
Noninterest expense	1,154	1,189	446	331	1,527	4,647
Holding company servicing costs	472	233	65	21	(791)	—

Net income (loss)	$791	$437	$(194)	$29	$(736)	$327

End of period assets	$256,945	$200,615	$52,539	$2,370	$(7,742)	$504,727

Assets under advice	$—	$—	$—	$306,152	$—	$306,152

September 30, 2004
Net interest income	$1,720	$831	$—	$16	$23	$2,590
Provision for loan losses	176	87	—	—	—	263
Noninterest income	255	79	—	277	—	611
Noninterest expense	1,449	732	181	285	1,147	3,794
Holding company servicing costs	—	—	—	—	—	—

Net income (loss)	$350	$91	$(181)	$8	$(726)	$(856)

End of period assets	$219,170	$117,960	$2,450	$2,320	$2,744	$344,644

Assets under advice	$—	$—	$—	$185,873	$—	$185,873

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Measurement of Segment Profit or Loss and Segment Assets:

The following presents financial information of reportable segments as of and for the nine-month periods ended September 30, 2005 and 2004. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (in thousands).

For the Nine Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.
September 30, 2005
Net interest income	$6,638	$5,553	$1,122	$50	$—	$13,363
Provision for loan losses	612	344	353	—	—	1,309
Noninterest income	939	316	37	1,089	—	2,381
Noninterest expense	3,371	3,693	1,367	994	4,470	13,895
Holding company servicing costs	1,421	690	196	63	(2,370)	—

Net income (loss)	$2,173	$1,142	$(757)	$82	$(2,100)	$540

End of period assets	$268,369	$195,067	$63,215	$2,467	$(11,035)	$518,083

Assets under advice	$—	$—	$—	$340,753	$—	$340,753

September 30, 2004
Net interest income	$4,542	$2,190	$—	$51	$23	$6,806
Provision for loan losses	500	327	—	—	—	827
Noninterest income	635	147	—	778	—	1,560
Noninterest expense	4,076	2,086	181	784	2,299	9,426
Holding company servicing costs	—	—	—	—	—	—

Net income (loss)	$601	$(76)	$(181)	$45	$(2,276)	$(1,887)

End of period assets	$219,170	$117,960	$2,450	$2,320	$2,744	$344,644

Assets under advice	$—	$—	$—	$185,873	$—	$185,873

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities shown in the condensed consolidated balance sheets of the Company at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
September 30, 2005
Mortgage-backed securities of U.S. government agencies – Available for Sale	$5,120	$—	$(67)	$5,053
U.S. Treasury securities and other U.S. agency obligations – Available for Sale	14,031	4	(70)	13,965
IBB stock – Available for Sale	51	—	—	51
Other securities – Held-to-Maturity	25	—	—	25

Totals	$19,227	$4	$(137)	$19,094

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2004
Mortgage-backed securities of U.S. government agencies – Available for Sale	$3,943	$10	$(34)	$3,919
U.S. Treasury securities and other U.S. agency obligations – Available for Sale	21,993	3	(21)	21,975
IBB stock – Available for Sale	51	—	—	51

Totals	$25,987	$13	$(55)	$25,945

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

The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Banks have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Information pertaining to securities with gross unrealized losses at September 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities :
Mortgage-backed securities of U.S. government agencies	$(12)	$2,678	$(54)	$2,375
U.S. Treasury securities and other U.S. agency obligations	(37)	12,494	(34)	1,442

Total securities	$(49)	$15,172	$(88)	$3,817

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Loans

The following table sets forth the composition of the loan portfolio at September 30, 2005 and December 31, 2004 (in thousands).

	September 30, 2005	December 31, 2004
Real estate:
Commercial real estate	$162,262	$103,597
Construction	114,276	65,172
Multi-family	22,424	14,627
One-to-four family residential	70,766	60,124

Total real estate loans	369,728	243,520
Commercial loans	37,260	42,721
Lines of credit	26,528	23,871
Consumer loans	11,978	15,869

Total gross loans	445,494	325,981
Allowance for loan losses	(4,084)	(2,817)
Unamortized loan fees, net	(580)	(202)

Total loans, net	$440,830	$322,962

At September 30, 2005 and December 31, 2004, the Company had non-accrual loans with a balance of $302,000 and $544,000, respectively. At September 30, 2005, there were no loans considered impaired under SFAS No. 114. At June 30, 2005, $798,000 of loans to one customer were considered impaired under SFAS 114. These loans were repaid during the quarter at no loss to the Company. A loan is considered impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. At December 31, 2004, the Company did not hold any loans that were classified as impaired.

The following table represents the activity in the allowance for loan losses during the nine months ended September 30, 2005 and 2004 (in thousands).

	September 30,
	2005	2004
Beginning balance	$2,817	$1,568
Provision for loan losses	1,309	827
Charge-offs	(45)	(37)
Recoveries	3	10

Ending balance	$4,084	$2,368

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—Intangible Assets

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $935,000 ($974,000 gross carrying amount less $39,000 accumulated amortization) at September 30, 2005 and is being amortized on a straight-line basis over 25 years. Following is the estimated amortization expense for each of the five succeeding periods ending December 31st :

Remaining three months of 2005	$9,739
2006	38,955
2007	38,955
2008	38,955
2009	38,955
First nine months of 2010	29,216

NOTE 6–Borrowings

On September 30, 2005, Bank of Florida in Ft. Lauderdale issued $3.0 million in subordinated debt with a maturity of September 30, 2011. Interest is payable quarterly in arrears, commencing January 1, 2006, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at September 30, 2005 was 6.52%. Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after one year. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company’s Bank of Florida, Ft. Lauderdale subsidiary and for Bancshares of Florida, Inc.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at September 30, 2005 was 5.73%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company’s Bank of Florida—Southwest subsidiary and for the Company.

During June of 2004, Bank of Florida – Southwest issued $2 million in subordinated debt to a local community bank. Interest was payable at a rate of Prime less one percent during the first sixty days, Prime plus zero percent for the next sixty days, and Prime plus one percent thereafter. This debenture was redeemable by us at our option, without penalty. Bank of Florida – Southwest repaid the subordinated debt plus accrued interest on August 8, 2005.

At September 30, 2005, the Company had $11.0 million in advances from the Federal Home Loan Bank (FHLB). The Company did not have any FHLB advances at December 31, 2004.

NOTE 7–Stockholders’ Equity

On April 26, 2005, the Company completed a private placement offering through Allen & Company LLC, selling 915,000 shares of common stock at $15.00 a share to accredited investors. The shares of the Company’s common stock issued in conjunction with the private placement offering were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and are “restricted securities”. Such shares may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act or an applicable exception therefrom. The Company agreed to file a registration statement covering the resale of the Company’s common stock within 60 days from the date of the closing, with the registration statement being declared effective no later than 210 days after the closing date. The Company received approximately $13.0 million in net proceeds. The registration was declared effective on September 13, 2005.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7–Stockholders’ Equity (cont’d)

On July 30, 2004, the Company completed a common stock offering, selling 1,500,000 shares of common stock at $12.50 per share. Also during that quarter, the underwriter, Advest, Inc., acquired an additional 225,000 shares at $12.50 per share. After underwriting discounts and commissions and other offering expenses, the Company received $19.8 million in proceeds.

During 2004, the Company authorized the issuance and sale of up to 50,000 shares of Series A Preferred Stock, par value $0.01, to only accredited investors. During March 2004, the Company issued 34,000 shares of the Series A Preferred Stock for consideration of $3,400,000 at an offering price of $100 per share. The dividends were payable at a quarterly rate of 0.02 shares of Series A Preferred Stock.

On May 23, 2005, certain holders of the preferred stock elected to exchange the redemption value of their shares for common stock. The Company paid a premium on 25,090 shares of Series A Preferred Stock equal to $4 per share or $100,000. The resulting value, after payment of the premium, was exchanged for 165,354 shares of the Company’s common stock at $15.78 per share.

On June 30, 2005, the Company elected to redeem the remaining 12,258 shares of Series A Preferred Stock. The redemption price for the shares of Series A Preferred Stock was based on a declining premium scale. The redemption price at June 30th was $104 per share, which included a premium of $49,000.

NOTE 8–Retirement Plan

During 2004, the Company implemented a supplemental executive retirement plan (the “Plan”) to provide supplemental income for certain key executives after their retirement. The funding of the Plan involved the purchase of bank-owned life insurance (“BOLI”) policies that are informally linked to the Plan. The Plan is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership.

The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognized revenue from the investment returns from the BOLI of $76,000 and compensation expense of $72,000 for the amounts accrued toward the participants’ retirement fund, during the first nine months ended September 30, 2005. The Company has approximately $94,600 accrued at September 30, 2005, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. No income or expense items were recognized for the nine months ended September 30, 2004.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004
		(Dollars in thousands, except per share data.)
Statement of Operations Data:
Total interest income	$7,560	$6,671	$5,440	$4,526	$3,907
Total interest expense	2,371	2,117	1,820	1,528	1,317

Net interest income before provision for loan losses	5,189	4,554	3,620	2,998	2,590
Provision for loan losses	614	399	296	451	263

Net interest income after provision for loan losses	4,575	4,155	3,324	2,547	2,327
Noninterest income	865	819	698	616	611
Loss on sale of investments	—	—	—	—	(1)
Noninterest expense	4,853	4,647	4,397	4,156	3,794
Provision for income taxes	—	—	—	—	—

Net income (loss)	587	327	(375)	(993)	(856)

Share Data:
Basic earnings (loss) per share	$0.10	$0.02	$(0.09)	$(0.22)	$(0.22)
Diluted earnings (loss) per share	0.10	0.02	(0.09)	(0.22)	(0.22)
Weighted average shares outstanding - basic	5,917,630	5,686,208	4,836,300	4,835,632	4,220,137
Weighted average shares outstanding - diluted	6,168,208	5,836,987	4,836,300	4,835,632	4,220,137
Total shares outstanding	5,919,385	5,916,685	4,836,331	4,835,632	4,835,632
Book value per common share (period end)	$9.17	$9.07	$7.82	$7.93	$8.13
Statement of Financial Condition Data:
Total assets	$518,083	$504,727	$442,053	$420,808	$344,644
Total cash and cash equivalents	43,081	80,358	50,785	57,897	41,880
Interest-earning assets	494,945	476,863	416,322	394,851	326,387
Investment securities	19,094	19,520	19,170	25,945	10,196
Loans held for investment	445,494	394,210	361,168	325,981	284,599
Allowance for loan losses	4,084	3,513	3,113	2,817	2,368
Deposit accounts	443,308	444,762	390,374	376,064	298,878
Stockholders’ equity	54,285	53,666	41,501	41,954	42,835
Performance Ratios:
Return on average assets	0.46%	0.27%	(0.35)%	(1.07)%	(1.05)%
Return on average common stockholders’ equity	4.27	2.63	(3.87)	(10.39)	(10.03)
Interest-rate spread during the period	3.71	3.46	3.13	3.03	2.95
Net interest margin	4.31	3.99	3.61	3.45	3.36
Efficiency ratio [1]	80.16	86.49	101.83	115.00	118.53
Asset Quality Ratios:
Allowance for loan losses to period end loans	0.92%	0.89%	0.86%	0.86%	0.83%
Allowance for loan losses to nonperforming loans	1350.37	748.85	644.83	480.70	540.68
Net charge-offs to average loans	0.04	0.00	0.00	0.00	0.04
Nonperforming assets to period end total assets	0.06	0.09	0.11	0.14	0.13
Capital and Liquidity Ratios:
Average equity to average assets	10.74%	10.66%	9.85%	11.28%	11.55%
Leverage (4.00% required minimum)	10.46	10.77	9.44	11.07	12.90
Risk-based capital:
Tier 1	10.88%	12.07%	10.63%	11.85%	14.29%
Total	13.34	13.33	11.96	13.24	15.78
Average loans held for investment to average deposits	93.32	89.16	88.44	90.37	97.03
Trust Assets Under Advice:
Total assets under advice	$340,753	$306,152	$200,139	$202,138	$185,873
Trust fee income	401	365	323	285	277
Trust fees as a % of average assets under advice	0.47%	0.48%	0.64%	0.59%	0.64%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc. was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida—Southwest, which opened as a full service commercial bank in August 1999. In April 2000, Bank of Florida Trust Company was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida—Southwest; it became a subsidiary of the holding company in March 2003. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to its commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base. In July 2002, Bank of Florida, a newly formed state-chartered commercial bank, commenced operations in Ft. Lauderdale, Florida, focusing on the same kind of customer base in its market as the founding bank, and in November 2004, the Bank of Florida—Tampa Bay opened for business. The Company’s primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business through possible acquisition of other financial institutions and provision of support and additional banking-related services to its subsidiary banks.

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

Our allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, peer bank loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, loan concentrations and other factors. Qualitative factors include the general economic conditions in our state. Size and complexity of individual credits in relation to loan structure, existing loan policies and pace of portfolio growth are other qualitative factors that are considered in the methodology. As we add new products and increase the complexity of our loan portfolio, we shall enhance our methodology accordingly. Management may report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere herein as well as with portions of this Management’s Discussion and Analysis section. Although management believes the levels of the allowance as of September 30, 2005 and December 31, 2004 were adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.

As of December 31, 2004, the Company had a consolidated deferred tax asset of $4.2 million, of which $3.3 million is a result of the net operating losses listed above. Currently, the Company has an offsetting valuation allowance against the deferred tax asset equal to the $4.2 million. The accounting rules require that a valuation allowance be recorded against a deferred tax asset if “it is more likely than not” that some portion or all of the deferred items will not be realized. Although a thorough analysis has not yet been completed, it is anticipated that based upon current estimates, the Company will report taxable income in 2006 and may recognize all or part of the deferred tax asset in 2006.

This discussion presents management’s analysis (“MD&A”) of the financial condition and results of operations of the Company for each of the three and nine-month periods ended September 30, 2005 and 2004 and the three month period ended June 30, 2005 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document.

DISCUSSION OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND JUNE 30, 2005

AND DISCUSSION OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE

NINE MONTHS ENDED SEPTEMBER 30, 2004

Management Summary

The Company reported record third quarter net income of $587,000 or $0.10 per diluted share, a $260,000 (80%) and $0.08 per share (400%) improvement from second quarter 2005. For the first nine months of this year, net income was $540,000, or $0.05 per diluted share, compared to a net loss of $1.887 million, or $0.58 per diluted share, for the comparable 2004 period.

In a press release dated October 25, 2005, Michael L. McMullan, Bancshares of Florida’s President and CEO, stated, “This quarter’s results demonstrate our ability to balance continued strong earning asset growth with increasing profitability. Loans climbed a record $51 million or 13% during the last 90 days, our net interest margin extended its steady rise since third quarter 2005 by increasing 32 basis points to 4.31%, our efficiency ratio improved nicely to 80%, and asset quality remained excellent at 0.07% nonperforming loans/loans outstanding.

“At the affiliate level,” McMullan went on to say,

•	“Our Naples bank had record earnings of $877,000, up $86,000 from second quarter 2005, with loans climbing $18 million to $243 million, 23% higher than one year earlier.

•	Earnings continued to climb at our Fort Lauderdale bank, reaching $579,000 this quarter, up $142,000 from second quarter 2005. Total loans rose $22 million to $154 million, up 79% in the last 12 months.

•	Our Tampa Bay bank, which opened in November 2004, grew its loans to $48 million at September 30, 2005, up $11 million in the last 90 days, reducing its net loss by 21% from the prior quarter to $154,000.

•	Lastly, Bank of Florida Trust Company achieved its seventh consecutive profitable quarter, with assets under advice climbing $35 million during the quarter to $341 million, up $155 million or 83% from a year ago.”

Other primary balance sheet and income statement highlights for the quarter at the consolidated level include:

•	The Company’s record third quarter loan growth of $51 million or 13% compares to an increase of $33 million or 9% during second quarter 2005, and the previous growth high in fourth quarter 2004 of $41 million. Loan pipelines at all the affiliates remain strong. Loans at quarter end were $445 million, up 57% in the last twelve months.

•	Commercial loans, largely secured by real estate, accounted for $353 million (79% of total loans) at September 30, 2005, up $47 million in the last 90 days, $33 million of which was due to construction lending. Multi-family and residential mortgage loans were $53 million (12% of total loans), largely unchanged, followed by consumer lines of credit at $27 million (6%), up $3 million, and installment and other loans, level at $12 million (3% of total loans outstanding).

•	During the second and third quarters this year, the Company recruited five new commercial lenders for its affiliate banks, increasing the total commercial lending staff by 50% from year-end 2004 levels.

•	Average deposits for September were $450 million, up $24 million or 5.6% compared to June 2005 at $426 million (excluding temporary deposits of a large wealth management client). Noninterest-bearing checking accounts climbed $10 million or 13% on average during that same period, reaching 18.3% of average total deposits in September, up from 17.1% in June. The latter growth reflects the Company’s vigorous strategy to increase this source of low-cost funds through the sale of cash management products and services. In addition to deposit growth, the $37 million increase in average loans for September versus June was funded by a reduction in short-term investments and expanded term borrowings.

•	Top-line revenue, which combines net banking spread income and all fee income, rose 13% over second quarter 2005 to $6.1 million, 88% higher than in third quarter 2004.

•	Growth was enhanced by a 32 basis point expansion during the quarter in net interest margin to 4.31%, reflective of the Company having positioned its balance sheet to benefit from a rising rate environment. Since second quarter 2004, after which Federal Reserve tightening began, the net interest margin has risen 95 basis points. Compared to third quarter 2004, net interest income has risen $2.6 million, 23% or $600,000 due to improved margins with the balance due to higher earning asset volumes.

•	Noninterest income rose 5.6% over second quarter 2005, led by expanded trust revenues followed by increased fees from selling mortgages into the secondary market. In addition to new business, trust fees are expected to increase as assets of clients that are presently in a custody arrangement move into being actively managed. The Company continues to benefit from the increasing production of five experienced, full-time mortgage originators across its affiliate locations.

•	Noninterest expense increased 4.4% in the quarter compared to second quarter 2005, a rise of $206,000 against a top-line revenue increase of $681,000. As a result, the efficiency ratio improved by 6 percentage points to 80%, following 15 and 13 percentage point improvements during second and first quarter 2005, respectively. The primary reason for the third quarter increase was increased salaries and benefits due to lending and operations new hires and higher incentive compensation and stock option expense. A portion of that increase was reflected in unallocated holding company expenses, which amounted to $767,000 in the third quarter, up $33,000 from second quarter 2005.

•	Asset quality continued to be strong, with nonperforming loans falling both by dollar (down 49%) and as a ratio (down 5 basis points) compared to June 30, 2005 to $794,000 or 0.07% of loans outstanding at September 30, 2005. There were $43,000 in net charge-offs in the quarter and no others this year, resulting in a ratio of net charge-offs to average loans year-to-date of 0.01% versus 0.02% last year at this time. Coverage of the loan loss allowance over nonperforming loans was 13.5 times. These measures are consistent with the Company’s historic norm and compare very favorably to national peer bank levels as of June 30, 2005.

Statements of Financial Condition

The following tables summarize the major components of the Statements of Financial Condition and key ratios for the periods ending September 30, 2005 and 2004, and June 30, 2005, respectively.

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	Sept. 30, 2005	Sept. 30, 2004	$	%
Total assets	$518,083	$344,644	$173,439	50.3%
Cash and cash equivalents	43,081	41,880	1,201	2.9%
Interest-earning assets	494,945	326,387	168,558	51.6%
Investment securities	19,094	10,196	8,898	87.3%
Loans held for investment	445,494	284,599	160,895	56.5%
Allowance for loan losses	4,084	2,368	1,716	72.5%
Deposit accounts	443,308	298,878	144,430	48.3%
Borrowings	19,000	2,000	17,000	850.0%
Stockholders’ equity	54,285	42,835	11,450	26.7%

Total shares outstanding	5,919,385	4,835,632	1,083,753	22.4%
Book value per common share	9.17	8.13	1.04	12.8%

Allowance for loan losses to total loans	0.92%	0.83%	0.08%	10.0%
Allowance for loan losses to nonperforming loans	1350.37%	540.68%	809.69%	149.8%
Nonperforming loans to total loans	0.07%	0.15%	(0.08)%	(53.3)%
Nonperforming assets to total assets	0.06%	0.13%	(0.07)%	(53.8)%

Leverage (Tier 1 to average total assets)	10.46%	12.90%	(2.44)%	(18.9)%
Assets under advice – Bank of Florida Trust Company	$340,753	$185,873	$154,880	83.3%

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	Sept. 30, 2005	June 30, 2005	$	%
Total assets	$518,083	$504,727	$13,356	2.6%
Cash and cash equivalents	43,081	80,358	(37,277)	(46.4)%
Interest-earning assets	494,945	476,863	18,082	3.8%
Investment securities	19,094	19,520	(426)	(2.2)%
Loans held for investment	445,494	394,210	51,284	13.0%
Allowance for loan losses	4,084	3,513	571	16.3%
Deposit accounts	443,308	444,761	(1,453)	(0.3)%
Borrowings	19,000	5,000	14,000	280.0%
Stockholders’ equity	54,285	53,666	619	1.2%

Total shares outstanding	5,919,385	5,916,685	2,700	0.0%
Book value per common share	9.17	9.07	0.10	1.1%

Allowance for loan losses to total loans	0.92%	0.89%	0.02%	2.7%
Allowance for loan losses to nonperforming loans	1350.37%	748.85%	601.52%	80.3%
Nonperforming loans to total loans	0.07%	0.12%	(0.05)%	(41.7)%
Nonperforming assets to total assets	0.06%	0.09%	(0.03)%	(33.3)%

Leverage (Tier 1 to average total assets)	10.46%	10.77%	(0.31)%	(2.9)%
Assets under advice – Bank of Florida Trust Company	$340,753	306,152	$34,601	11.3%

Loans in the Company’s combined banks rose by $51 million or 13% over the last three months to $445 million; since September 30, 2004, loans have risen $161 million or 57%. Commercial loans, largely secured by real estate, accounted for $353 million (79% of total loans) at September 30, 2005, up $47 million in the last 90 days, $33 million of which was due to construction lending. Multi-family and residential mortgage loans (excluding $40 million which serve as collateral for commercial loans) were $53 million (12% of total loans), largely unchanged, followed by consumer lines of credit at $27 million (6%), up $2 million, and installment and other loans, level at $12 million (3% of total loans outstanding). In the last nine months, loans have grown by $119 million, with commercial loans, which comprised 77% of outstanding loans at year end, rising $101 million or 40%; growth in construction lending amounted to about half the increase.

Asset quality remained excellent by peer standards with nonperforming loans and 30-89 day delinquencies at 0.07% and 0.11%, respectively, of loans outstanding as of September 30, 2005. There have been $42,000 in net charge-offs for the first nine months of this year versus $30,000 for all of 2004. Compared to the most recently available data for national peer banks as of June 30, 2005 in the $500 million to $1 billion asset size group, the Company’s ratios for nonperforming loans, loans 30-89 days past due, and net charge-offs were 0.12%, 0.28%, and zero, respectively, versus 0.51%, 0.57%, and 0.10%, respectively, for peers.

As of September 30, 2005, the allowance for loan losses reached $4.1 million, up $571,000 (16%) from second quarter 2005 and up $1.7 million (72%) from September 30, 2004. The ratio of the loan loss allowance to total loans outstanding at 0.92% was up 3 basis points from June 30, 2005 and up 9 basis points from twelve months earlier. Nonperforming loans declined to $302,000 at quarter end from $469,000 at June 30, 2005 and $438,000 at September 30, 2004. Coverage of the loan loss allowance over nonperformers was 13.5 times at September 30, 2005, in comparison to coverage of 749% and 541% 90 days and one year earlier, respectively. National peer bank allowance coverage over nonperforming loans at June 30, 2005 was 514%.

Investment securities and overnight investments were $48 million at September 30, 2005, a decrease of $33 million during the quarter as these funds were reinvested into higher yielding loans. Since September 30, 2004, investment securities and overnight investments have been largely unchanged, with the increase held to $7 million.

Securities available for sale totaled $19.1 million, down slightly from June 30, 2005, primarily as a result of normal repayment activity on mortgage backed securities. The Company had $25,000 and zero securities classified as held to maturity at September 30, 2005 and December 31, 2004, respectively. The Company had no securities classified as trading at September 30, 2005 and December 31, 2004. The average yield on investment securities for the third quarter of 2005 was 3.92%, an increase of 233 basis points compared to the same period one year ago and up 20 basis points from the previous quarter.

Federal Funds sold totaled $27.4 million at September 30, 2005, a decrease of $34 million from June 30, 2005. This category of earning assets can be subject to large daily fluctuations based on deposit flows and daily funding requirements. The average yield on Federal Funds for the third quarter of 2005 was 3.40%, up 118 basis points compared to the third quarter of 2004 and up 47 basis points from the previous quarter, reflective of continued interest rate tightening by the Federal Reserve.

Total earning assets reached $495 million at September 30, 2005, up $18 million over the last three months compared to a $51 million increase in loans. As a result, the mix of loans to earning assets has increased 7 percentage points to 90%. The loan/earning asset ratio was 87% at September 30, 2004.

Deposits as of September 30, 2005 at $443 million remained nearly unchanged from 90 days earlier, but on average for September were $450 million, up $24 million or 5.6% compared to June 2005 at $426 million (excluding temporary deposits of a large wealth management client). Noninterest-bearing checking accounts climbed $10 million or 13% on average during that same period, reaching 18.3% of average total deposits in September, up from 17.1% in June. The latter growth reflects the Company’s vigorous strategy to increase this source of low-cost funds through the sale of cash management products and on-line banking services, which also have the potential to generate additional fee income.

For the third quarter as a whole, average checking deposits (both non-interest and interest bearing) rose $8 million or 6.7% compared to second quarter 2005 and $71 million or 114% compared to four quarters earlier. A parallel Company strategy to increasing checking deposits is to reduce reliance on higher costing CDs by expanding money market deposits. Money market deposits rose $10 million on average in third quarter 2005 compared to the second quarter while CDs decreased by $4 million. Compared to third quarter 2004, money market deposits increased $73 million while the increase in CDs was held to $13 million. On average for September 2005, money market deposits were 34% of total deposits (up from 31% in June 2005, rising $21 million over the period, excluding the temporary deposits of a large wealth management client) while CDs were 36% of total deposits (down from 38% in June 2005, decreasing $1 million over the period).

Stockholders’ equity at $54.3 million was $11.5 million higher compared to September 30, 2004. This increase resulted from the Company’s 915,000 share common stock offering in April 2005, which netted $13.0 million through a private placement with Allen and Company LLC. Late in the following month, 165,000 common shares were received in exchange for about two-thirds of the preferred stock the Company issued in the first quarter of last year. The balance of the latter offering was redeemed at June 30, 2005, which decreased total equity by $1.3 million. The Company’s combined net loss over the last four quarters, impact of preferred dividend payments/call premium, and change in comprehensive income was approximately $(171,000).

The Company’s Tier 1 leverage ratio decreased 244 basis points in the last 12 months to 10.46% at September 30, 2005, still well above the minimum for well-capitalized bank holding companies of 5.0%. This reflects the impact of $173 million (50%) growth in total assets for the twelve month period compared to 27% growth in stockholders’ equity.

Results of Operations

The following tables summarize the major components of the Statements of Operations and key ratios for the three- and nine-month periods ending September 30, 2005 and 2004 and the three-month period ending June 30, 2005.

Third Quarter 2005 Compared to Third Quarter 2004

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	SEPT. 30, 2005	SEPT. 30, 2004	$	%
Total interest income	$7,560	$3,907	$3,653	93.5%
Total interest expense	2,371	1,317	1,054	80.0%

Net interest income before provision	5,189	2,590	2,599	100.3%
Provision for loan losses	614	263	351	133.5%

Net interest income after provision	4,575	2,327	2,248	96.6%
Non interest income	865	612	253	41.3%
Loss on sale of investments	—	(1)	1	—
Noninterest expense	4,853	3,794	1,059	27.9%
Provision for income taxes	—	—	—	—

Net income (loss)	587	(856)	1,443	168.6%

Basic earnings (loss) per share	$0.10	$(0.22)	$0.32	145.5%
Diluted earnings (loss) per share	0.10	(0.22)	0.32	145.5%
Weighted average common shares – basic	5,917,630	4,220,137	1,697,493	40.2%
Weighted average common and common equivalent shares - diluted	6,168,208	4,220,137	1,948,071	46.2%

Return on average assets	0.46%	(1.05)%	1.51%	143.6%
Return on average equity	4.27%	(10.03)%	14.30%	142.5%

Top-line revenue	$6,054	$3,201	$2,853	89.1%
Net interest margin	4.31%	3.36%	0.95%	28.3%
Efficiency ratio	80.16%	118.53%	(38.33)%	(32.3)%
Average equity to average assets	10.74%	11.55%	(0.81)%	(7.0)%
Average loans held for investment to average deposits	93.32%	97.03%	(3.71)%	(3.8)%
Net charge-offs to average loans	0.04%	0.04%	0.00%	0.0%

The Company recorded net income of $587,000 in the current quarter, an increase of $1.4 million or 169% compared to third quarter 2004. Top-line revenue climbed $2.9 million on a 52% growth in earning assets and an 83% increase in assets under advice. We define top-line revenue, which is a non-GAAP term, as the sum of the

Company’s lending or spread income (interest income less interest expense) plus fee income (excluding net securities gains/losses), both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components. Approximately $2.6 million of the top-line revenue increase reflects growth in net interest income, of which $582,000 was due to a 95 basis point expansion in net interest margin.

Noninterest income increased $253,000, approximately one-half of which is attributable to the increase in assets under advice. Noninterest expense rose $1.1 million in the third quarter of 2005, or 37% of the increase in top-line revenue. This net improvement of $1.8 million resulted in an efficiency ratio of 80%, 38% lower (better) than the same period last year. Partially offsetting this improvement was an increase in loan loss provision expense of $351,000; loans during third quarter 2005 rose $51 million, $32 million greater than in third quarter 2004.

Third Quarter 2005 Compared to Second Quarter 2005

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	SEPT. 30, 2005	JUNE 30, 2005	$	%
Total interest income	$7,560	$6,671	$889	13.3%
Total interest expense	2,371	2,117	254	12.0%

Net interest income before provision	5,189	4,554	635	13.9%
Provision for loan losses	614	399	215	53.9%

Net interest income after provision	4,575	4,155	420	10.1%
Non interest income	865	819	46	5.6%
Noninterest expense	4,853	4,647	206	4.4%
Provision for income taxes	—	—	—	—

Net income (loss)	587	327	260	79.5%

Basic earnings (loss) per share	$0.10	$0.02	$0.08	400.0%
Diluted earnings (loss) per share	0.10	0.02	0.08	400.0%
Weighted average common shares - basic	5,917,630	5,686,208	231,422	4.1%
Weighted average common and common equivalent shares - diluted	6,168,208	5,836,987	331,221	5.7%

Return on average assets	0.46%	0.27%	0.19%	72.2%
Return on average equity	4.27%	2.63%	1.63%	62.1%

Top-line revenue	$6,054	$5,373	$681	12.7%
Net interest margin	4.31%	3.99%	0.32%	8.0%
Efficiency ratio	80.16%	86.49%	(6.33)%	(7.3)%
Average equity to average assets	10.74%	10.66%	0.08%	0.8%
Average loans held for investment to average deposits	93.32%	89.16%	4.16%	4.7%
Net charge-offs to average loans	0.04%	0.00%	0.04%	0.0%

The Company’s third quarter net income increased $260,000 to $587,000 from second quarter net income of $327,000. Top-line revenue climbed $681,000 on 4.4% growth in average earning assets, improved margins, and higher assets under advice. Nearly all of the increase in top-line revenue this quarter reflects growth in net interest income, of which $249,000 (39%) was due to expansion in the net interest margin from 3.99% to 4.31%. Noninterest income climbed $46,000, led by expanded trust revenue and increased secondary mortgage market fees.

Noninterest expense rose $206,000 in the third quarter, or only 30% of the increase in top-line revenue, reflecting positive operating leverage. The resulting net improvement of $475,000 was partially offset by a $215,000 increase in loan loss provision expense largely due to record loan growth, which exceeded second quarter 2005 growth by $18 million or 55%.

Nine months ended September 30, 2005 Compared to Nine months ended September 30, 2004

	FOR THE NINE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	SEPT. 30, 2005	SEPT. 30, 2004	$	%
Total interest income	$19,671	$10,240	$9,431	92.1%
Total interest expense	6,308	3,434	2,874	83.7%

Net interest income before provision	13,363	6,806	6,557	96.3%
Provision for loan losses	1,309	827	482	58.3%

Net interest income after provision	12,054	5,979	6,075	101.6%
Non interest income	2,381	1,555	826	53.1%
Gain on sale of investments	—	5	(5)	(100.0)%
Noninterest expense	13,895	9,426	4,469	47.4%
Provision for income taxes	—	—	—	—

Net income (loss)	540	(1,887)	2,427	128.6%

Basic earnings (loss) per share	$0.05	$(0.58)	$0.61	108.9%
Diluted earnings (loss) per share	0.05	(0.58)	0.60	108.9%
Weighted average common shares - basic	5,484,007	3,467,324	2,016,683	58.2%
Weighted average common and common equivalent shares - diluted	6,038,945	3,467,324	2,571,621	74.2%

Return on average assets	0.45%	(2.60)%	3.05 , %	117.4%
Return on average equity	4.46%	(29.05)%	33.51 , %	115.4%

Top-line revenue	$15,744	$8,361	$7,383	88.3%
Net interest margin	3.99%	3.38%	0.61 , %	18.0%
Efficiency ratio	88.26%	112.74%	(24.48)%	(21.7)%
Average equity to average assets	10.55%	9.88%	0.67%	6.8%
Average loans held for investment to average deposits	90.53%	96.20%	(5.67)%	(5.9)%
Net charge-offs to average loans	0.01%	0.02%	(0.01)%	(50.0)%

The Company’s net income for the first nine months of 2005 was $540,000, a $2.4 million positive swing from the $1.9 million net loss in the same period last year. Top-line revenue climbed $7.4 million (88%) on 52% growth in earning assets and an 83% increase in assets under advice. Approximately $6.6 million of the increase in top-line revenue reflects growth in net interest income, of which $1.3 million (20%) was due to a 61 basis point expansion in the net interest margin. Noninterest income (excluding securities transactions) climbed $826,000 (53%) year-to-date versus the first nine months of last year; the primary drivers were service charge income followed by trust fees.

Noninterest expense rose $4.5 million (47%) year-to-date versus the same 2004 period, of which approximately $1.9 million reflects the incremental cost of the new Boca Raton and Tampa Bay locations less the third quarter 2004 Horizon Financial Corp. acquisition write-off. The $2.9 million margin of increased top-line revenue over increased noninterest expense was reduced by $482,000 in additional loan loss provision expense reflective of $161 million (57%) growth in loans.

Discussion of Changes by Income Statement Line Item for the Above Quarterly and Year-to-Date Periods

Company-wide top-line revenue climbed 89% compared to third quarter 2004 versus a 28% rise in overhead expense. Compared to second quarter 2005, top-line revenue rose 13% versus a 4.4% rise in overhead. For the first nine months of 2005, top-line revenue increased 88% over that for the same period last year, while overhead expense rose by 47%. Operating leverage (growth in top-line revenue versus growth in noninterest expense) was positive in all comparative periods.

Of the two components of top-line revenue, third quarter net interest income rose $2.6 million or 100% versus the same quarter last year, while noninterest income climbed $253,000 or 41%. The largest portion of the latter increase was due to greater service charges and fees (up $145,000 or 67%, due to continued growth in customer accounts and overdraft fees), followed closely by higher trust fees (up $124,000 or 45%, due to 83% more assets under advice). Compared to second quarter 2005, net interest income rose $635,000 or 14% while noninterest income climbed $46,000 or 6%, largely due to an 11% increase in trust fees. For the first nine months of 2005, net interest income increased $6.6 million (96%) and noninterest income (excluding securities losses) rose by $826,000 (53%). Approximately two-thirds of the latter increase was related to greater service charges and fees resulting from a $144 million climb in deposit accounts over the past twelve months.

The most significant reason for third quarter net interest income growth over the same period a year ago was a 57% increase in average earning assets and a reduction in the proportion of underlying interest bearing liabilities; the resulting increase in net interest income was $2.0 million (volume variance) or 78% of the total increase in net interest income. The balance of the rise in net interest income was caused by an improvement in the net interest margin, which increased 95 basis points to 4.31% over the same period last year (rate variance of $582,000). Compared to second quarter 2005, $390,000 of the $635,000 increase in net interest income was due to higher earning asset volumes (which rose by 4%), with the balance reflecting an improved net interest margin (which increased 32 basis points). For the first nine months of 2005, average earning assets climbed 67% from the same period last year, which contributed $5.3 million (80%) to the increase in net interest income.

The margin improvement reflects the interest sensitivity of the balance sheet, which includes the sensitivity of loan yields to changes in the prime rate (approximately 49% of loans immediately adjust to prime rate changes); the portion of deposits held in CDs (only the new or renewing maturities reprice with changes in interest rates; CD’s constitute 36% of total average third quarter 2005 deposits); the ability to lag rate increases in other interest-bearing liabilities; and the mix of noninterest-bearing deposits (demand deposits were 18% of average third quarter 2005 deposits). The prime rate averaged 6.42% for third quarter 2005 (including two 1/4 point rate increases, ending at 6.75%), up 48 basis points from the second quarter 2005 average prime (5.92%, also reflecting two 1/4 point rate increases) and 144 basis points from the third quarter 2004 average of 4.42%. For third quarter 2005, the average yield on loans was 6.71%, up 33 and 128 basis points from second quarter 2005 and third quarter 2004, respectively, and for the first nine months of 2005, the average yield on loans was 6.38%, up 104 basis points from the same period last year.

Total noninterest expense in the third quarter increased $1.1 million or 28% over third quarter 2004, which included $312,000 related to the Horizon Financial Corp. acquisition write-off. The primary source of the increase ($1.168 million or 85%, excluding the Horizon write-off) related to expenses leading to the establishment in fourth quarter 2004 of the Palm Beach County banking center and Tampa Bay bank and expansion of back office functions to support the rapid growth of the Company. Beginning with first quarter 2005, certain activities pertaining to operations, finance, and other support services previously housed in the individual banks were consolidated into the holding company, which can now provide these services in a more cost-effective and consistent manner as the Company’s subsidiaries expand into multiple geographic markets.

The above same factors explain $4.3 million or 90% of the $4.8 million increase in noninterest expense, excluding the Horizon write-off, for the nine months of the current year compared to the same period last year. Included in that increase is $134,000 in compensation expense related to options and warrants issued in connection with the openings of the Tampa Bay bank and the Palm Beach County location versus none for the comparable 2004 period.

Noninterest expense increased $206,000 (4.4%) in comparison to the second quarter of 2005. Personnel expense accounted for $243,000 of the increase (up 10.0%), reflecting overall merit increases and selected additions to staff, largely in lending-related areas, and additional compensation expense of $29,000 related to the Tampa Bay bank and the Palm Beach County options and warrants. General operating expense was reduced by $90,000, largely due to timing issues related to certain professional fees.

Despite the increase in overhead of an expanding company, the third quarter 2005 efficiency ratio decreased to a more favorable 80% compared to 119% for the same period last year and 86% for the immediately preceding quarter. The efficiency ratio for the first nine months of 2005 is 88%, a 250 basis point improvement from a ratio of 113% for the same period last year. The improvements reflect the greater relative growth in top-line revenue compared to noninterest expense.

Average Balances, Income and Expenses, and Rates

The following tables represent, for the three and nine-month periods indicated, certain information related to our average balance sheet and its annualized average yields on assets and annualized average costs of liabilities. Discussion of these tables is included above in the net interest income sections of the Results of Operations (dollars in thousands).

	For the Three-Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$410	$2	1.94%	$—	$—	0.00%
Securities[1]	20,347	201	3.92%	14,956	60	1.59%
Federal funds sold	45,458	390	3.40%	16,411	92	2.22%
Loans [2]	411,961	6,967	6.71%	274,185	3,755	5.43%

Total interest-earning assets	478,176	7,560	6.27%	305,552	3,907	5.07%

Non interest-earning assets	34,075			20,181

Total Assets	$512,251			$325,733

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$53,119	50	0.37%	$22,248	20	0.36%
Money market accounts	144,166	856	2.36%	70,792	260	1.46%
Savings	5,222	17	1.29%	3,669	15	1.62%
Time deposit	158,526	1,354	3.39%	145,825	993	2.70%
Other borrowings	7,085	94	5.26%	4,294	29	2.68%

Total interest-bearing liabilities	$368,118	2,371	2.56%	$246,828	1,317	2.12%
Non-interest bearing deposits	80,405			40,051
Other liabilities	8,691			1,226
Stockholders’ equity	55,037			37,628

Total Liabilities & Stockholders’ Equity	$512,251			$325,733

Net interest income		$5,189			$2,590

Interest-rate spread			3.71%			2.95%
Net interest margin			4.31%			3.36%
Ratio of average interest-bearing liabilities to average earning assets		77.0%			80.8%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$249	$49	$2987
Other investments[1]	55	88	143
Loans[2]	2,330	882	3,212

Total interest income	2,634	1,019	3,653

Increase (decrease) in interest expense:
NOW and Money market deposits	465	161	626
Savings deposits	5	(3)	2
Time deposits	108	253	361
Other borrowings	39	26	65

Total interest expense	617	437	1,054

Total change in net interest income	$2,017	$582	$2,599

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

	For the Three-Months Ended:
	September 30, 2005			June 30, 2005
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$410	$2	1.94%	$429	$6	5.61%
Securities[1]	20,347	201	3.92%	23,956	222	3.72%
Federal funds sold	45,458	390	3.40%	52,608	384	2.93%
Loans [2]	411,961	6,967	6.71%	381,085	6,059	6.38%

Total interest-earning assets	478,176	7,560	6.27%	458,078	6,671	5.84%

Non interest-earning assets	34,075			33,173

Total Assets	$512,251			$591,251

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$53,119	50	0.37%	$52,310	46	0.35%
Money market accounts	144,166	856	2.36%	134,278	736	2.20%
Savings	5,222	17	1.29%	5,572	20	1.44%
Time deposit	158,526	1,354	3.39%	162,420	1,278	3.16%
Other borrowings	7,085	94	5.26%	2,341	37	6.34%

Total interest-bearing liabilities	$368,118	2,371	2.56%	$356,921	2,117	2.38%
Non-interest bearing deposits	80,405			72,832
Other liabilities	8,691			9,147
Stockholders’ equity	55,037			52,351

Total Liabilities & Stockholders’ Equity	$512,251			$491,251

Net interest income		$5,189			$4,554

Interest-rate spread			3.71%			3.46%
Net interest margin			4.31%			3.99%
Ratio of average interest-bearing liabilities to average earning assets		77.0%			77.9%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(57)	$63	$6
Other investments[1]	(34)	9	(25)
Loans[2]	589	319	908

Total interest income	498	391	889

Increase (decrease) in interest expense:
NOW and Money market deposits	68	56	124
Savings deposits	(1)	(2)	(3)
Time deposits	(19)	95	76
Other borrowings	60	(3)	57

Total interest expense	108	146	254

Total change in net interest income	$390	$245	$635

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

	For the Nine-Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$379	$10	3.53%	$31	$—	0.19%
Securities [1]	18,136	494	3.64%	10,443	242	3.09%
Federal funds sold	50,441	1,096	2.91%	9,850	89	1.20%
Loans [2]	378,663	18,071	6.38%	248,022	9,909	5.34%

Total interest-earning assets	447,619	19,671	5.88%	268,346	10,240	5.08%

Non interest-earning assets	31,076			22,049

Total Assets	$478,695			$290,395

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$46,838	121	0.35%	$23,449	61	0.35%
Money market accounts	129,286	2,090	2.16%	70,346	761	1.45%
Savings	5,403	57	1.41%	2,139	20	1.25%
Time deposit	163,860	3,875	3.16%	124,305	2,552	2.74%
Other borrowings	3,860	165	6.36%	2,510	40	2.13%

Total interest-bearing liabilities	$349,247	6,308	2.41%	$222,749	3,434	2.05%
Non-interest bearing deposits	72,906			37,567
Other liabilities	6,031			1,397
Stockholders’ equity	50,511			28,682

Total Liabilities & Stockholders’ Equity	$478,695			$290,395

Net interest income		$13,363			$6,806

Interest-rate spread			3.47%			3.03%
Net interest margin			3.99%			3.38%
Ratio of average interest-bearing liabilities to average earning assets		78.0%			83.0%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$881	$126	$1,007
Other investments[1]	219	43	262
Loans[2]	6,234	1,928	8,162

Total interest income	7,334	2,097	9,431

Increase (decrease) in interest expense:
NOW and Money market deposits	1,013	376	1,389
Savings deposits	34	3	37
Time deposits	935	388	1,323
Other borrowings	75	50	125

Total interest expense	2,057	817	2,874

Total change in net interest income	$5,277	$1,280	$6,557

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

The allowance for loan losses is established through a provision for loan losses charged against operations. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended September 30, 2005, June 30, 2005 and September 30, 2004. (See Note 4-Loans for a comparison of the nine-months ended September 30, 2005 and 2004, respectively.)

(in thousands)	Sept. 30, 2005	June 30, 2005	Sept. 30, 2004
Balance at beginning of period	$3,513	$3,113	$2,132
Provision for losses charged to operations	614	399	263
Loan charge-offs	(45)	—	(37)
Recoveries	2	1	10

Balance at end of period	$4,084	$3,513	$2,368

Discussion of the above table, including nonperforming loans, charge-off experience, and change in loan loss provision expense, is contained above in the asset quality section of Statements of Financial Condition and in the loan loss provision expense sections of Results of Operations.

The allocation of the allowance for loan losses by type of loan has corresponded to the increases in loan balances by type (dollars in thousands):

	September 30, 2005		June 30, 2005		September 30, 2004
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Commercial real estate	$1,348	36.4%	$1,147	35.7%	$630	29.4%
Construction	1,338	25.6%	934	20.5%	649	20.9%
Multifamily	218	5.0%	202	5.4%	105	4.1%
One-to-four family residential	297	15.9%	285	17.8%	204	20.9%
Commercial	481	8.4%	555	11.0%	435	12.6%
Lines of credit	239	6.0%	221	6.4%	184	7.8%
Consumer	163	2.7%	169	3.2%	161	4.3%

Total	$4,084	100.0%	$3,513	100.0%	$2,368	100.0%

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank (FHLB). Such borrowings have historically been relatively small, averaging $3.1 million for third quarter 2005, $341,000 for second quarter 2005, and $2.3 million for third quarter 2004. At September 30, 2005, FHLB borrowings were $11.0 million versus $3.0 million at June 30, 2005 and zero at September 30, 2004.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

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

Federal Funds sold and interest-bearing deposits averaged $45.9 million for third quarter 2005, about 2.8 times higher than the $16.4 million average for second quarter 2004 and slightly lower than the $53.0 million average in second quarter 2005. This level represents the liquidity management policy of the Company commensurate with increased deposit levels and was additionally higher due to an increase in deposit activity (see below) until those funds were redeployed into higher yielding loans. At September 30, 2005, Federal Funds sold and interest-bearing deposits totaled $29.1 million versus $62.1 million at June 30, 2005 and $30.7 million at September 30, 2004.

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

Virtually all of the Company’s securities ($19.1 million) are presently classified as available-for-sale. Investment securities totaled $19.1 million at September 30, 2005, down slightly from $19.5 million June 30, 2005, and up 87% from $10.2 million one year earlier.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $443 million at September 30, 2005, remaining relatively level from 90 days earlier, but on average for September were $450 million, up $24 million or 5.6% compared to June 2005 at $426 million (excluding temporary deposits of a large wealth management client).

Compared to September 30, 2004, deposits are up $144 million or 48%. The proceeds of these deposits have been invested in Federal Funds sold until redeployment into longer term assets, primarily commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $161 million or 57% over the last twelve months to $445 million at September 30, 2005. During third quarter 2005, loans rose $51 million or 13%.

Total deposits averaged $441 million in third quarter 2005, up 56% or $159 million from the same period last year and up 3% or $14 million from second quarter 2005. Non-interest bearing deposits represented 18% of average total deposits during third quarter 2005, rising $40 million or 101% over the same quarter last year, when they averaged 14% of total deposits. Management continues to make a concerted effort to attract deposits from commercial relationships, including the offering of attractive cash management and other technology-based products that aid a company in the control of its deposits.

The Company anticipates that a stable base of deposits will be the primary source of funding to meet both its short-term and long-term liquidity needs in the future. However, as a result of the short-term nature of a substantial portion of the Company’s deposit base, its cost of funds is sensitive to fluctuations in rates of interest.

NOW and money market deposits, a large portion of which can be sensitive to short-term interest rate movements, averaged $197 million in third quarter 2005, an increase of $104 million (up 112%) from third quarter 2004 and up $10 million (5%) from second quarter 2005. The Company will need to maintain these deposits, or find alternative sources of liquidity, in order to support its asset levels. Although management believes a substantial amount of the existing time deposits will renew, or substitute deposits will be originated, the need to retain this funding source may impact the Company’s ability to react to changes in market rates of interest. At an average of $159 million, time deposits were 36% of total average deposits in third quarter 2005, a decrease from 52% in the comparable quarter last year and 46% in second quarter 2005.

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

Certificates of deposits raised from national market funding sources (included in the CD discussion above) averaged $35 million in third quarter 2005, or 8% of total average deposits. This level compares to an average of $57 million or 20% of total deposits four quarters earlier and $44 million or 10% of total deposits in second quarter 2005.

At September 30, 2005, the Company had $11 million in outstanding borrowings from the FHLB (of which $3 million was intermediate term and the balance overnight) of its present $22.3 million line, and there was $20.3 million in other available lines from correspondents. Additional collateral for potential FHLB borrowing is in the process of being specifically identified on an automated basis, with the expectation that the approved borrowing line from the FHLB could be as high as $73 million based on a maximum of 20% of the Bank of Florida - Southwest’s assets and 10% of the Ft. Lauderdale bank’s assets as of September 30, 2005.

Capital - The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of subordinated debt and the general allowance for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets as defined by a leverage ratio.

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

The Company was considered well capitalized as of September 30, 2005. The following table reflects the actual capital levels and minimum required levels at September 30, 2005 (dollars in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$65,567	13.32%	$39,366	8.00%	$49,208	10.00%
Bank of Florida – Southwest	$30,774	11.19%	$22,000	8.00%	$27,501	10.00%
Bank of Florida	$19,867	12.30%	$12,921	8.00%	$16,151	10.00%
Bank of Florida – Tampa Bay	$7,456	13.08%	$4,559	8.00%	$5,699	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$53,483	10.87%	$19,683	4.00%	$29,525	6.00%
Bank of Florida – Southwest	$22,534	8.19%	$11,000	4.00%	$16,500	6.00%
Bank of Florida	$15,502	9.60%	$6,461	4.00%	$9,691	6.00%
Bank of Florida – Tampa Bay	$6,977	12.24%	$2,280	4.00%	$3,420	6.00%
Tier 1 capital (to average assets)
Consolidated	$53,483	10.46%	$20,453	4.00%	$25,566	5.00%
Bank of Florida – Southwest	$22,534	8.69%	$10,375	4.00%	$12,969	5.00%
Bank of Florida	$15,502	7.95%	$7,800	4.00%	$9,750	5.00%
Bank of Florida – Tampa Bay	$6,977	11.87%	$2,351	4.00%	$2,939	5.00%

The Company raised nearly $13.0 million in net proceeds from common equity via the sale of 915,000 shares of common stock at $15.00 per share through a private placement with Allen and Company LLC during second quarter 2005. This includes 700,000 shares sold as of April 11, 2005 and 215,000 more shares sold on April 26, 2005. In addition, approximately $2.6 million in additional common equity resulted from the conversion on May 23, 2005 of approximately 25,000 shares of the Company’s Series A Preferred stock into 165,000 common shares at $15.78 per share. The balance of the latter offering was redeemed at June 30, 2005, which decreased total equity by $1.3 million. Effective April 15, 2005, $3.5 million in additional capital was contributed to the Bank of Florida and $3.0 million to the Bank of Florida – Southwest.

The Naples and Fort Lauderdale banks each issued LIBOR-based subordinated debt (Tier 2 capital) during the third quarter at $5 million and $3 million, respectively. Two million dollars of the Naples issuance was used to pay down prime-rate priced subordinated debt raised in second quarter 2004. In addition, another $3 million in subordinated debt closed in the first week in October at the Fort Lauderdale bank.

Off-Balance Sheet Arrangements - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include undisbursed lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and undisbursed loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Undisbursed lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2005, follows (dollars in thousands):

Contract Amount
Standby letters of credit	$1,273

Undisbursed lines of credit	$137,049

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

At September 30, 2005, the Company had $296 million in interest sensitive assets compared to $328 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a negative gap position of $31.6 million or 9.6%. Within the first 90 days of a rate change, the Company is positively gapped by $29 million, reflecting, among other factors, that approximately 49% of the loan portfolio immediately reprices with a prime rate change. Beyond that time period, the cumulative impact of maturing CDs, net of maturing loans, creates a negatively gapped position.

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

The following is a consolidated maturity and repricing analysis of rate sensitive assets and liabilities as of September 30, 2005 (dollars in thousands).

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$27,356	$—	$—	$—	$27,356
Due from banks and investment securities (including required investments in FHLB and FRB stock)	1,722	—	1,543	18,830	22,095
Loans	235,275	14,908	15,599	179,712	445,494

Total interest-earning assets	264,353	14,908	17,142	198,542	494,945

Interest-bearing deposits (Non-CDs)	192,886	—	—	—	192,886
Certificates of deposit	34,486	45,804	43,783	42,755	166,828
Other borrowings	8,000	—	3,000	8,000	19,000

Total interest-bearing liabilities	$235,372	45,804	46,783	50,755	378,714

Interest Sensitivity Gap:
Rate sensitive assets less rate sensitive liabilities	$28,981	$(30,896)	$(29,641)	$147,787	$116,231

Cumulative interest sensitivity gap	28,981	(1,915)	(31,556)	116,231

Interest sensitivity gap ratio	112.3%	32.5%	36.6%	391.2%

Cumulative interest sensitivity gap ratio	112.3%	99.3%	90.4%	130.7%

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

PART II. – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various legal proceedings arising in the ordinary course of business. Management believes that the ultimate aggregate liabilities arising from these proceedings, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits which are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005.

Exhibit Number	Description of Exhibit
k.3.1	Amended and Restated Articles of Incorporation.

a.3.2	Bylaws.

b.4.1	Specimen Common Stock Certificate.

b.4.3	Form of Stock Purchase Warrant—1999 Offering.

e.4.4	Form of Stock Purchase Warrant—2002 Offering.

i.4.5	Form of Stock Purchase Warrant A —2004 Offering.

i.4.6	Form of Stock Purchase Warrant B —2004 Offering.

10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005.

10.2	Amended and Restated Employment Agreement of Martin P Mayhan dated February 1, 2005.

c.10.4	1999 Stock Option Plan.

c.10.5	Form of Incentive Stock Option Agreement.

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999.

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001.

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001.

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida.

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003.

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002.

10.15	Form of Registration Rights Agreement filed as an exhibit to Form 8-K on April 11, 2005.

j.14.1	Code of Ethical Conduct.

21.1	Subsidiaries of the Registrant.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: November 1, 2005	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2005	By:	/s/ DAVID G. WALLACE
David G. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)