Form 10-K
period 2005-12-31
BANCSHARES OF FLORIDA INC
filed 2006-03-13
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 159D0 of the Exchange Act.     Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $22.00, as quoted on the NASDAQ National Market, on February 28, 2006 was approximately $110,930,000. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2006: 5,943,783 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in May 2006, are incorporated by reference into Part III of this report.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance. It is possible that our actual results could differ, possibly materially, from those expressed or implied in such forward-looking statements.

We caution our readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings in future periods, including those factors listed above, are beyond our ability to control or estimate precisely. While Bancshares of Florida, Inc. periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

BACKGROUND AND PRIOR OPERATING HISTORY

Bancshares of Florida, Inc., (“Bancshares”), was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida - Southwest, then a national banking association in organization. (Bancshares and its subsidiaries are collectively referred to in this report as the “Company”).

For approximately the first eleven months following its incorporation, the main activities of Bancshares centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of common stock to raise a minimum of $10 million to fund the startup of Bank of Florida - Southwest. By August 1999, Bancshares had received subscriptions to purchase common stock in an amount in excess of the required minimum, and on August 24, 1999, Bank of Florida - Southwest commenced operations at its office located at 3401 Tamiami Trail North in Naples, Florida. Effective January 1, 2005, Bank of Florida - Southwest became a Florida state chartered bank and officially changed its name from Bank of Florida, N.A.

On April 18, 2000, Bank of Florida Trust Company (the “Trust Company”), was incorporated under the laws of the State of Florida as a wholly owned subsidiary of Bank of Florida - Southwest. Bank of Florida Trust Company applied to the Comptroller of the Currency and was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. In October 2002, the Trust Company applied to the Florida Department of Financial Services, and upon that application’s approval in March 2003, Bancshares acquired the Trust Company from Bank of Florida - Southwest. On July 16, 2004, the Trust Company received approval from the Florida Department of Financial Services to change its name from Florida Trust Company to Bank of Florida Trust Company as a means to improve the name recognition of the subsidiary with Bancshares and its affiliates. As a subsidiary of Bancshares, Bank of Florida Trust Company offers non-proprietary, third-party investment consulting services and access to an extensive, nationwide network of independent money managers.

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

The holding company structure provides flexibility for expansion of our banking business through possible acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Bank of Florida – Southwest, Bank of Florida or Bank of Florida – Tampa Bay’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Banks, and otherwise raise capital in a manner that is unavailable to the Banks under existing banking regulations. In addition, the Banks may participate loans with each other such that the excess of an individual bank’s loan limit may be shared with another bank, resulting in greater retention within the holding company of the customer relationship, given acceptable credit risk and industry concentration.

The Trust Company offers and provides its customers wealth management services, including fiduciary services, as a trustee, executor, administrator, guardian, custodian of funds, asset manager (with and without discretion) and investment advisor. It provides all of the Banks with these services, generally having a representative situated in the markets that the Company serves with a link to the centralized administrative and support services in the Trust Company’s home office location in Naples, Florida.

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

Bank of Florida - Southwest has two locations in Naples (Collier County) and expects to establish a third location in Bonita Springs (southern Lee County) in early 2006. Bank of Florida is located in downtown Fort Lauderdale (Broward County) with two additional branch locations in Ft. Lauderdale (Broward County) and Boca Raton (Palm Beach County) and expects to establish a fourth location in Aventura (Miami-Dade County) in 2006. The Miami-Dade County location is presently being served out of Bank of Florida, Fort Lauderdale. Bank of Florida – Tampa Bay opened in the Harbor Island area of Tampa (Hillsborough County). Pinellas County is also being served by the Tampa location.

The Trust Company maintains its headquarters in Naples and has offices at all of the affiliate bank locations. In addition to independent investment consulting and wealth management expertise, the Trust Company offers trust and estate planning, full trust powers, custodial services, and private family office fiduciary and advisory services.

Collier and Lee Counties have approximately $19.8 billion in deposits as of June 30, 2005. Collier County is the 10th largest deposit market in the State of Florida, with 2.87% of all deposits statewide, while Lee County is the 9th largest with a 3.0% statewide market share. Bank of Florida - Southwest had 2.4% of all deposits in the Naples and Marco Island metropolitan statistical area as of June 30, 2005.

With deposits of $67.9 billion as of June 30, 2005, the Broward/Palm Beach County market is much larger than the Collier/Lee County market. Broward and Palm Beach Counties are the number two and three deposit markets in the State of Florida, respectively, and together account for nearly 20% of Florida’s deposits. Bank of Florida had 0.13% of all deposits in the Miami, Ft. Lauderdale and Miami Beach metropolitan statistical area as of June 30, 2005.

Hillsborough County’s total deposits are $16.9 billion as of June 2005, making it the 7th largest deposit market in Florida with 4.9% of the state’s deposits. Bank of Florida-Tampa Bay has acquired $45.3 million or 0.1% of Hillsborough County’s deposits after just one year of operations.

The demographics of Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support our plans to grow assets and deposits with limited, highly selective, full-service locations. The banking locations that we have targeted, Naples, Fort Lauderdale, Palm Beach, and Tampa Bay, by order of priority, have been among the fastest growing deposit markets in the state. As noted above, we are also planning to branch into Bonita Springs, Florida, located in southern Lee County, which is also one of the fastest growing markets in the state.

We face substantial competition in all phases of operations from a variety of different competitors, including: (i) large national and super-regional financial institutions that have well-established branches and significant market share in the communities we serve; (ii) finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products; (iii) credit unions, which can offer highly competitive rates on loans and deposits as they receive tax advantages not available to commercial banks; (iv) other community banks, including start-up banks, that can compete with us for customers who desire a high degree of personal service; (v) technology-based financial institutions, including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and (vi) both local and out-of-state trust companies and trust service offices.

Many existing community banks with which we compete directly, as well as several new community bank start-ups, have marketing strategies similar to ours. These community banks may open new branches in the communities we serve and compete directly for customers who want the level of service offered by community banks. In addition, these banks compete directly for the same management personnel in Florida.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the five years ended December 31, 2005. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (In Thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
ASSETS
Cash and due from banks	$16,621	$15,527	$8,926	$3,247	$2,669

Federal funds sold	45,849	17,576	6,682	7,975	6,224
Investment securities & interest earning deposits	18,934	9,079	13,549	2,539	1,295
Loans	400,897	260,385	145,113	84,199	50,866

Total interest-earning assets	465,680	287,040	165,344	94,713	58,385

Other assets	15,201	7,367	4,291	4,931	1,990

Total assets	$497,502	$309,934	$178,561	$102,891	$63,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$5,185	$2,842	$1,072	$873	$641
Time deposits	168,065	132,514	71,170	55,066	32,668
Other interest bearing deposits	183,835	96,776	64,092	20,263	13,282
Other borrowings	6,594	2,250	2,020	611	998

Total interest bearing liabilities	363,679	234,382	138,354	76,813	47,589

Non-interest bearing deposits	74,847	41,305	18,107	12,320	6,515
Other liabilities	7,523	1,350	291	212	135

Total liabilities	446,049	277,037	156,752	89,345	54,239
Stockholders’ equity	51,453	32,897	21,809	13,546	8,805

Total liabilities and stockholders’ equity	$497,502	$309,934	$178,561	$102,891	$63,044

Note: An analysis and related discussion of the net interest earnings for the latest two fiscal years is included in the “Results of Operations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the three years ended December 31, 2005 were as follows:

	2005	2004	2003
Return on average assets	0.98%	(0.93)%	(1.52)%
Return on average common stockholders’ equity	9.79%	(9.57)%	(12.42)%
Average equity to average assets ratio	10.34%	10.61%	12.21%
Dividend payout ratio	0.00%	0.00%	0.00%

LENDING ACTIVITIES

The Company engages, through the Banks, in a large complement of lending activities, including commercial, consumer/installment, and real estate loans.

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

Commercial lending is directed principally towards businesses whose demands for funds fall within the Banks’ legal lending limits and who are potential deposit customers. For presentation purposes, the commercial lending category includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. Real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans. Lines of credit include home equity, commercial, and consumer lines of credit. Consumer loans consist primarily of installment loans to individuals for personal, family and household purposes.

The Banks have correspondent relationships with several banks, as well as with each other, whereby they can engage in the sale and purchase of loan participations. Participations purchased, if any, are entered into using the same underwriting criteria that would be applied if we had originated the loan. This includes credit and collateral analyses and maintenance of complete credit files on each participation purchased that is consistent with the credit files that we maintain on our customers.

The following table presents various categories of loans contained in the Company’s loan portfolio and the total amount of all loans as of the dates indicated (In Thousands).

	DECEMBER 31,
TYPE OF LOAN	2005	2004	2003	2002	2001
Loans held for sale - 1-4 Family	$1,323	$—	$—	$—	$—

Residential 1-4 Family	$64,805	$60,124	$37,294	$33,454	$19,713
Commercial real estate	180,039	103,597	66,746	21,022	6,053
Real estate – construction	141,534	65,172	27,779	18,056	9,219
Multifamily	25,255	14,627	3,624	1,699	918

Total real estate loans	411,633	243,520	135,443	74,231	35,903
Commercial loans	36,834	42,721	34,217	12,597	11,468
Lines of credit	26,393	23,871	20,748	13,930	18,067
Consumer loans	11,391	15,869	10,082	5,131	2,968

Total loans held for investment	486,251	325,981	200,490	105,889	68,406
Allowance for loan losses	(4,603)	(2,817)	(1,568)	(907)	(494)
Deferred loan (fees) costs, net	(852)	(202)	(115)	(47)	(64)

Net loans held for investment	$480,796	$322,962	$198,807	$104,935	$67,848

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. At December 31, 2005, approximately 85% of the Company’s loan portfolio is concentrated in real estate loans. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

The following is an analysis of maturities of loans as of December 31, 2005 (In Thousands):

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Residential one-to-four family	$24,722	$19,312	$22,094	$66,128
Commercial real estate	126,281	53,758	—	180,039
Real estate – construction	80,664	60,870	—	141,534
Multifamily	19,292	5,607	356	25,255

Total real estate loans	250,959	139,547	22,450	412,956
Commercial	20,474	10,646	5,714	36,834
Lines of Credit	7,737	6,955	11,701	26,393
Consumer loans	3,647	5,290	2,454	11,391

Total loans held for investment and sale	$282,817	$162,438	$42,319	$487,574

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Fixed rate loans	$16,218	$39,266	$32,654	$88,138
Floating rate loans	266,599	123,172	9,665	399,436

Total loans held for investment and sale	$282,817	$162,438	$42,319	$487,574

Management has established a policy to discontinue accruing interest (non-accrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is determined to be uncollectible. Interest income on non-accrual loans is recognized only as received.

At December 31, 2005, the Company had five loans on non-accrual totaling approximately $321,000. At December 31, 2004, the Company had four loans on non-accrual totaling approximately $544,000, of which $20,000 is SBA guaranteed. At December 31, 2005, there were no loans outstanding that were contractually 90 days or more and still accruing interest. At December 31, 2004, there were loans totaling $42,000 that were contractually past due 90 days or more as to principal or interest payments and still accruing. The Company did not have any loans that would be defined as troubled debt restructuring at December 31, 2005 or 2004.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses is established based upon management’s evaluation of the probable losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans, value of the underlying collateral, local and national economic conditions, and other factors.

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” , and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical peer bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category. The allowance for loan losses was allocated for each of those years as follows (In Thousands):

	2005		2004		2003		2002		2001
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Residential one-to-four family	$286	13.6%	$218	18.4%	$107	18.6%	$144	31.6%	$55	28.8%
Commercial real estate	1,516	36.9%	541	31.8%	401	33.3%	121	19.8%	97	8.9%
Real estate - construction	1,675	29.0%	326	20.0%	139	13.9%	90	17.1%	55	13.5%
Multifamily	248	5.2%	133	4.5%	30	1.8%	16	1.6%	8	1.3%

Total real estate	3,725	84.7%	1,218	74.7%	677	67.6%	371	70.1%	215	52.5%
Commercial	480	7.6%	829	13.1%	468	17.1%	213	11.9%	121	16.8%
Lines of credit	241	5.4%	463	7.3%	284	10.3%	236	13.2%	136	26.4%
Consumer	157	2.3%	307	4.9%	139	5.0%	87	4.8%	22	4.3%

Total	$4,603	100.0%	$2,817	100.0%	$1,568	100.0%	$907	100.0%	$494	100.0%

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the most recent five years ended December 31, as indicated (In Thousands):

Type of Loan	2005	2004	2003	2002	2001
Balance at beginning of year	$2,817	$1,568	$907	$494	$281

Charge-offs:
Consumer	(47)	(26)	(20)	(18)	(2)
Commercial	(77)	(14)	(153)	(56)	—
Real estate mortgage	—	—	(3)	—	—
Recoveries:
Consumer	7	—	—	—	—
Commercial	—	10	4	—	—

Net charge-offs	(117)	(30)	(172)	(74)	(2)
Provision for loan losses charged to operations	1,903	1,279	833	487	215

Balance at end of year	$4,603	$2,817	$1,568	$907	$494

Asset Quality Ratios
Net charge-offs during the year to average loans outstanding during the year	0.03%	0.01%	0.16%	0.09%	0.00%
Allowance for loan losses to total loans	0.94%	0.86%	0.78%	0.86%	0.72%
Allowance for loan losses to non-performing assets	1435.40%	480.70%	3336.17%	352.82%	207.65%
Nonperforming loans to total loans	0.07%	0.18%	0.02%	0.24%	0.35%
Nonperforming assets to total assets	0.06%	0.14%	0.02%	0.18%	0.31%

INVESTMENT ACTIVITIES

The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. The Banks enter into Federal Funds transactions with their principal correspondent banks, and primarily act as net sellers of such funds. The sale of Federal Funds amounts to short-term loans from the Banks to other banks.

The Company’s investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by the Corporate Asset/Liability Management Committee (“ALCO”), which meets regularly to review the economic environment and establish investment strategies. The ALCO has much broader responsibilities, which are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Capital Resources and Liquidity” and “Interest Sensitivity”.

The following table represents the amortized cost of the Company’s investments for the periods ending December 31, (In Thousands):

	DECEMBER 31,
INVESTMENT CATEGORY	2005	2004	2003
Obligations of U.S. Treasury and other U.S. government agencies	$14,030	$21,993	$2,499
Mortgage-backed securities	4,827	3,943	5,078
Other bonds	25	—	500
Independent Bankers’ Bank of Florida Stock	51	51	51

Total	$18,933	$25,987	$8,128

For further detailed information as to the amortized cost, fair value, respective maturities and weighted average yields of the Company’s investments, please see “Note 2-Securities” of the “Notes to Consolidated Financial Statements”.

SOURCES OF FUNDS

The Company’s primary funding source for lending, investments and other general business purposes is deposits. The Company offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit with a range of maturity date options, and accessibility to a customer’s deposit relationship through on-line banking. Commercial customers additionally have cash management, expanded on-line banking, lock box, and Door-to-Door banking depositor services. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, obtained through the personal solicitation of the Banks’ officers and directors, direct mail solicitation and limited advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Company’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and other similar charges.

In addition to deposits, another principal source of funds is loan repayments. If necessary, additional funding is available to the Banks by borrowing from the Federal Home Loan Bank (“FHLB”). Our FHLB lending capacity provides a line of credit up to 20% of total assets for the Bank of Florida – Southwest and 10% of assets for Bank of Florida based in Ft. Lauderdale. Bank of Florida-Southwest and Bank of Florida also issued subordinated debt during 2005 to assist in their capital funding needs. See “Note-6 Deposits”, “Note 7-Subordinated Debt” and “Note 8-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

The following table presents, for the three years ended December 31, 2005, the average amount of and average rate paid on each of the following funding categories:

FUNDING CATEGORY	AVERAGE AMOUNT (IN THOUSANDS)			AVERAGE RATE PAID
	2005	2004	2003	2005	2004	2003
Non-interest-bearing demand deposits	$74,847	$41,305	$18,107	—	—	—
Savings deposits	5,185	2,842	1,072	1.37%	1.41%	0.42%
Time deposits	168,065	132,514	71,170	3.31%	2.75%	3.31%
Other interest-bearing deposits	183,835	96,776	64,092	1.82%	1.24%	1.40%
Other borrowings	6,594	2,250	2,020	5.79%	3.02%	1.11%

Total Funding	$438,526	$275,687	$156,461	2.57%	2.10%	2.74%

CORRESPONDENT BANKING

Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Banks purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, liquidity loan participations and sales of loans to or participations with correspondent banks.

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks have established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Busey Bank, FSB Florida, Columbus Bank & Trust (a Synovus member bank), and The Bankers Bank of Georgia. At December 31, 2005, available lines of credit with correspondent banks amounted to $20,300,000.

EMPLOYEES

At December 31, 2005, the Company employed 153 full-time-equivalent employees, none of whom were represented by a union or collective bargaining agreement. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005. In anticipation of the adoption of SFAS No. 123(R), the Company accelerated vesting of nearly all outstanding unvested stock options and warrants (“Instruments”) to purchase shares of common stock on December 14, 2005. The decision to accelerate the vesting of these instruments, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its statements of operations in future periods upon the adoption of SFAS 123(R) beginning in January 2006. As a result, the implementation of this statement is expected to result in an additional $49,000 in expense for fiscal year 2006, based on current options outstanding.

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the FASB issued FASB Staff position (“FSP”) EITF 3- 1-1,

“Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. Please see “Note 2 – Securities” of the “Notes to Consolidated Financial Statements” for information relating to the required disclosures with respect to these investments.

MONETARY POLICIES

The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (“Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits, and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

SUPERVISION AND REGULATION

Banks and their holding companies, and their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company, the Banks and the Trust Company. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company, the Banks or the Trust Company. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company, the Banks and the Trust Company. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

Bank Holding Company Regulation. The Company is a bank holding company and a member of the Federal Reserve System under the Bank Holding Company (“BHC”) Act of 1956. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of the bank holding company; or (iii) merging or consolidating with any other bank holding company.

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

Sarbanes-Oxley Act. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

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

Regulation W. Regulation W comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by depository institutions from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document, the Federal Reserve’s interpretations of sections 23A and 23B.

Bank Regulation. Bank of Florida – Southwest, Bank of Florida and Bank of Florida – Tampa Bay are state chartered banks, subject to the supervision and regulation of the Florida Department of Financial Services (the “Department”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC serves as the primary federal regulator and the administrator of the fund that insures the deposits of the Banks. The Banks are subject to comprehensive regulation, examination and supervision by the Department and the FDIC and are subject to other laws and regulations applicable to banks. Among the statutes and regulations to which the Banks are subject are limitations on loans to a single borrower and to their directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the FDIC and the Department, to which the Banks submit periodic reports regarding their financial condition and other matters. The FDIC and the Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection, safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

Transactions with Affiliates. In addition to the limitations imposed by Regulation W, there are various legal restrictions on the extent to which the Banks may engage in loan transactions with the Company and its subsidiaries and other affiliates. Subject to certain limited exceptions, the Banks may not extend credit to the Company or any one of the Banks’ affiliates in excess of ten percent of the Bank’s capital stock and surplus, or to all affiliates, in the aggregate, in excess of twenty percent of the Banks’ capital stock and surplus. All extensions of credit by the Banks to an affiliate must be fully collateralized by high quality collateral.

Transactions involving extensions of credit to the Banks’ affiliates are subject to further limitations. These additional limitations are also applicable to: (1) transactions involving the purchase of assets or securities from affiliates; (2) extensions of credit and other transactions by the Banks to or with third persons where there is a benefit to an affiliate; (3) contracts in which the Banks provide services to an affiliate; and (4) transactions in which an affiliate receives a brokerage commission in a transaction involving the Banks. All such transactions must be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Banks as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies.

Dividends. The Company’s ability to pay cash dividends will depend almost entirely upon the amount of dividends that the Banks are permitted to pay by statutes or regulations. Additionally, the Florida Business Corporation Act provides that the Company may only pay dividends if the dividend payment would not render it insolvent, or unable to meet its obligations as they come due.

Effective January 1, 2005, all of the Banks and the Trust Company are Florida state-chartered institutions. The Department limits the Banks’ ability to pay dividends. As state-chartered institutions, the Banks and the Trust Company are subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from their capital under certain circumstances without the prior approval of the Department. Except with the prior approval of the Department, all dividends of any Florida bank or trust company must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, state-chartered banks and trust companies in Florida are required to transfer at least 20% of their net income to surplus until their surplus equals the amount of paid-in capital.

The Company does not anticipate that the subsidiary banks will pay dividends in the foreseeable future in so that they can maintain their well capitalized status and retain any earnings to support their growth.

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

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Under this law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible subject to certain limitations. Florida also has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years. Interstate branching and consolidation of existing bank subsidiaries in different states are permissible. A Florida bank may also establish, maintain, and operate one or more branches in a state other than Florida pursuant to an interstate merger transaction in which the Florida bank is the resulting bank.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves risk. In addition to the other information set forth elsewhere in this Report, the following factors relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock.

Though we turned profitable in the second quarter of 2005, we have incurred cumulative operating losses since we commenced operations and may continue to incur losses in the future

Since we commenced our operations on August 24, 1999, we have incurred an accumulated deficit of approximately $6.9 million. This deficit is primarily due to the costs of establishing our business strategy, which included opening Bank of Florida – Southwest, Bank of Florida Trust Company, Bank of Florida in Fort Lauderdale and Bank of Florida – Tampa Bay, and the continuing expansion of our banking activities in our markets, as well as the impact of historically low interest rates and other factors. We may charter additional banks in the future. A newly formed bank is typically expected to incur operating losses in its early periods of operations because of an inability to generate sufficient net interest income to cover operating expenses. Those operating losses can be significant and can occur for longer periods than planned, depending on the new bank’s ability to control operating expenses and generate net interest income. There is a risk that losses at our new subsidiaries may exceed profits at our existing subsidiaries.

We may encounter unexpected financial and operating problems due to our rapid growth

We have grown significantly since we opened our first bank subsidiary, Bank of Florida – Southwest, in 1999. Our total assets have grown to approximately $569.8 million as of December 31, 2005. Our rapid growth may result in unexpected financial and operating problems, including problems in our loan portfolio due to its unseasoned nature, and turnover or rapid increases in members of management and staff, which may affect the value of our shares. The addition of our new bank in Tampa and our Boca Raton office may add additional pressures to our internal control systems, and our financial and operating success will depend in large part on our success in integrating these operations. In addition, if our loan and asset growth continues at its current pace, it may be difficult to retain our and our subsidiaries’ “well capitalized” designations with the Federal Deposit Insurance Corporation. If we or our bank subsidiaries fall below being “well capitalized” to “adequately capitalized,” we may sell participations in some of our loans in order to decrease the amount of our assets. This could result in lower earnings due to our retaining a lower level of earning assets.

Our growth strategy may not be successful

As a strategy, we have sought to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. We can provide no assurance that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels and upon acceptable terms and expanding our asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have an adverse effect on our business

If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects our management’s best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may adversely affect our earnings.

If real estate values in our target markets decline, our loan portfolio would be impaired

A significant portion of our loan portfolio consists of mortgages secured by real estate located in the Collier/Lee County markets. We have also been generating a significant amount of real estate-secured loans in our Broward/Palm Beach County and Hillsborough County markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

If we lose key employees, our business may suffer

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including our President and Chief Executive Officer Michael L. McMullan, Chief Operating Officer Martin P. Mahan, and our Chief Lending Officer Craig D. Sherman. In each of our markets, we are also dependent on the Presidents and Chief Executive Officers of our subsidiaries. We have entered into employment contracts with many of our key executive officers which contain standard non-competition provisions to help alleviate some of this risk.

Our executive officers and directors have substantial control over our company, which could delay or prevent a change of control favored by our other shareholders

Our executive officers and directors, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including elections of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own approximately 902,000 shares, representing approximately 15% of the total number of shares outstanding and will have vested options and warrants to acquire approximately 426,000 additional shares.

The interest of these shareholders may differ from the interests of our other shareholders, and these shareholders, acting together, will be able to influence all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you may disapprove or that may be contrary to your interests and those of other investors.

Our subsidiary banks face strong competition in their market areas that may limit their asset growth and profitability

Our primary market areas are the urban areas on the East and West Coasts of South Florida and the Central West Coast of Florida. The banking business in these areas is extremely competitive, and the level of competition facing us following our expansion plans may increase further, which may limit our asset growth and profitability. Each of our subsidiary banks experiences competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within its market area, many of which are significantly larger institutions. Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

If adverse economic conditions in our target markets exist for a prolonged period, our financial results could be adversely affected

Our success will depend in large part on economic conditions in Southeast and Southwest Florida, as well as the Tampa Bay area. A prolonged economic downturn or recession in these markets could increase our nonperforming assets, which would result in operating losses, impaired liquidity and the erosion of capital. A variety of factors could cause such an economic dislocation or recession, including adverse developments in the industries in these areas such as tourism, or natural disasters such as hurricanes, floods or tornadoes, or additional terrorist activities such as those our country experienced in September 2001.

Bancshares of Florida and its subsidiaries operate in an environment highly regulated by state and federal government; changes in federal and state banking laws and regulations could have a negative impact on Bancshares of Florida’s business.

As a bank holding company, Bancshares of Florida is regulated primarily by the Federal Reserve Board. Our current subsidiaries are regulated primarily by the Florida Office of Financial Regulation and the Federal Deposit Insurance Corporation. Federal and various state laws and regulations govern numerous aspects of the banks’ operations, including:

•	Adequate capital and financial condition;

•	Permissible types and amounts of extensions of credit and investments;

•	Permissible non-banking activities; and

•	Restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Bancshares of Florida and its subsidiaries also undergo periodic examinations by one or more regulatory agencies. Following such examinations, Bancshares of Florida may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations. Those actions would result from the regulators’ judgments, based on information available to them at the time of their examination.

Regulatory action could severely limit future expansion plans

To carry out some of our expansion plans, Bancshares of Florida is required to obtain permission from the Federal Reserve Board. Application for the formation of new banks and the acquisition of existing banks are submitted to the state and federal bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict the expansion plans of Bancshares of Florida, its current subsidiaries and future new start-up banks, which could limit our ability to increase revenue.

Investors may face dilution resulting from the issuance of common stock in the future

We have the power to issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed by Nasdaq and the Federal Reserve Board. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock

Pursuant to our Articles of Incorporation, we have the authority to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of the shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

Our common stock is not an insured bank deposit and is subject to market risk

Our shares of common stock are not deposits, savings accounts or other obligations of us, our subsidiaries or any other depository institution, are not guaranteed by us or any other entity, and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency.

We may need additional capital in the future and this capital may not be available when needed or at all

We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Future sales of our common stock could depress the price of the common stock

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

We have not paid dividends in the past and we are restricted in our ability to pay dividends to our shareholders

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance operations and the expansion of our business. Therefore, any gains from your investment in our common stock must come from an increase in its market price.

In addition, we are a holding company with no independent sources of revenue and would likely rely upon cash dividends and other payments from our subsidiaries to fund any cash dividends we decided to pay to our shareholders. Payment of dividends by our subsidiaries may be prohibited by certain regulatory restrictions.

There are substantial regulatory limitations on ownership of our common stock and changes of control

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or our policies without prior notice or application to and the approval of the Federal Reserve Board.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the Nasdaq National Market, and our price may fluctuate in the future

Although our common stock is listed for trading on the Nasdaq National Market, the trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on the Nasdaq National Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Bancshares of Florida, Inc.’s corporate headquarters and Bank of Florida—Southwest’s main offices are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34110. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida - Southwest leases one-half of the first floor, consisting of 12,324 square feet, from Citizens Reserve, LLC. The first floor houses a banking center with a Board Room, dining room, conference rooms, a drive-through, and ATM/night deposit access. Private banking offices and a conference room are also located on the ground floor. Bancshares of Florida leases 8,246 square feet on the second floor, with offices and work areas for finance, advertising, executive offices, and holding company administrative personnel. The Company has recently leased the third floor of this facility to allow for expansion of corporate offices in 2006. These leases expire in 2012 with options for two five-year renewals at then market rates. The monthly lease payment as of December 2005 is $68,000.

Bancshares of Florida, Inc. also leases approximately 5,273 square feet for its Customer Service Operations (“CSO”) center located at 3364 Woods Edge Circle, Units A through E, Bonita Springs, FL 34134. The lease is for a three year period ending in 2007. The monthly lease payment as of December 31, 2005 is $10,000.

Bank of Florida - Southwest’s former main office at 3401 Tamiami Trail North, Naples, Florida, now serves as a full-service branch office. This branch office, which is owned by Bank of Florida - Southwest, is approximately 4,500 square feet contained in a two-story modern office building located on approximately one acre of land. The bank also has plans to lease a facility in 2006 for branch operations in Bonita Springs, Florida.

Bank of Florida operates in approximately 8,100 square feet of first floor space of the Corporate Center office building located at 110 East Broward Boulevard, in downtown Fort Lauderdale. This space is sub-leased from Wachovia Bank, N.A. The space includes executive offices, a conference room, and full service branch facilities. The site does not have drive-in facilities, but does contain an ATM facility. The lease is for eight years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2005 is $35,000. In addition, Bank of Florida leased 1,148 square feet of office space located at 5200 N. Federal Highway, Suite 1 in Ft. Lauderdale and began branch operations in the second half of 2004. The monthly lease payment for this facility as of December 2005 is $2,900. The Bank has also leased space in Aventura, Florida starting December 2005 to begin branch operations in the first half of 2006 for a monthly lease amount of $8,200.

Bank of Florida has also leased approximately 8,900 square feet of office space in Palm Beach County, located at 595 South Federal Highway, in downtown Boca Raton. The space consists of 6,460 square feet on the first floor, 2,500 square feet on the second floor, the garage, all common areas located on the property and the exclusive use of two (2) remote drive-thru lanes for banking purposes, located on the west side of 555 South Federal Highway. The lease is for fifteen years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2005 is $38,000.

Bank of Florida - Tampa Bay leases 5,454 square feet of office space located in the Harbour Island area of downtown Tampa at 777 South Harbour Island Boulevard. The space consists of 2,718 square feet on the ground floor lobby which is operated as the main branch and banking facility. Additional space is located on the ninth floor and serves as the corporate and lending offices of the bank. The monthly lease payment as of December 31, 2005 is $14,400. Bank of Florida – Tampa Bay has subleased 1,200 square feet located on the ninth floor to Florida Financial Advisors, Inc., of which Edward Kaloust, a director of Bancshares of Florida, Inc. is a managing member. See “Note 11-Related Party Transactions” of the Notes To Consolidated Financial Statements” for further information.

Bank of Florida Trust Company maintains offices and personnel at each of the Banks’ main offices, and also meets with prospective clients at Bank of Florida – Southwest’s Tamiami Trail North branch office.

ITEM 3.	LEGAL PROCEEDINGS

From time-to-time, we are involved in litigation arising in the ordinary course of our business. As of the date of the filing of this Form 10-K, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 2005 to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by approximately 1,934 holders registered or in street name as of December 31, 2005. On July 28, 2004 the Company became listed on the Nasdaq National Market under the symbol “BOFL”. Prior to that, the Company’s stock had been traded on the NASDAQ SmallCap Market under the symbol “BOFL” since December 30, 2002. The table below shows the high, low and closing bid prices on the NASDAQ National and SmallCap Markets for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	High	Low	Closing
December 31, 2003	$14.75	$11.31	$14.74
March 31, 2004	$17.85	$14.50	$14.90
June 30, 2004	$15.69	$12.32	$13.99
September 30, 2004	$15.92	$12.64	$15.89
December 31, 2004	$16.21	$13.80	$16.11
March 31, 2005	$16.05	$15.73	$16.00
June 30, 2005	$17.09	$16.50	$17.00
September 30, 2005	$22.19	$21.92	$22.12
December 31, 2005	$22.70	$22.15	$22.70

To date, Bancshares has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Banks’ earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company, especially the ability of the Banks to pay dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2005	2004	2003	2002	2001
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$28,491	$14,767	$8,856	$5,884	$4,450
Total interest expense	9,348	4,962	3,278	2,438	2,251

Net interest income before provision for loan losses	19,143	9,805	5,578	3,446	2,199
Provision for loan losses	1,903	1,279	833	487	215

Net interest income after provision for loan losses	17,240	8,526	4,745	2,959	1,984
Noninterest income	3,259	2,176	1,335	808	488
Noninterest expense	19,344	13,582	8,789	6,407	3,024

Income (loss) before tax benefit	1,155	(2,880)	(2,709)	(2,640)	(552)
Income tax benefit	(3,728)	—	—	—	—

Net income (loss)	$4,883	$(2,880)	$(2,709)	$(2,640)	$(552)

Balance Sheet Data:
Total assets	$569,782	$420,808	$222,610	$144,535	$77,092
Total cash and cash equivalents	50,117	57,897	8,424	26,373	6,002
Interest-earning assets	538,255	394,851	209,426	134,447	71,730
Investment securities	18,622	25,945	8,072	6,664	76
Loans	487,574	325,981	200,490	105,889	68,406
Allowance for loan losses	4,603	2,817	1,568	907	494
Deposits	495,080	376,064	201,154	129,327	64,288
Other borrowings	14,000	2,000	—	—	—
Stockholders’ equity	59,061	41,954	21,220	15,006	8,521
Share Data:
Basic income (loss) per share	$0.82	$(0.81)	$(0.92)	$(1.48)	$(0.47)
Diluted income (loss) per share	0.79	(0.81)	(0.92)	(1.48)	(0.47)
Book value per common share (period end)	9.94	7.93	6.89	7.22	7.31
Weighted average shares outstanding - basic	5,595,233	3,811,270	2,948,514	1,784,892	1,165,370
Weighted average shares outstanding - diluted	5,813,230	3,811,270	2,948,514	1,784,892	1,165,370
Total shares outstanding	5,943,783	4,835,632	3,079,199	2,079,199	1,165,370

Performance Ratios:
Return on average assets	0.98%	(0.93)%	(1.52)%	(2.57)%	(0.87)%
Return on average common stockholders’ equity	9.79	(9.57)	(12.42)	(19.49)	(7.74)
Interest-rate spread during the period	3.55	3.02	2.99	2.89	2.76
Net interest margin	4.11	3.42	3.37	3.64	3.77
Efficiency ratio	86.35	113.36	127.12	150.61	112.60

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.94%	0.86%	0.78%	0.86%	0.72%
Net charge-offs to average loans	0.03	0.02	0.16	0.09	0.00
Nonperforming assets to period end total assets	0.06	0.14	0.02	0.15	0.31

Capital and Liquidity Ratios:
Average equity to average assets	10.34%	10.61%	12.21%	13.17%	11.21%
Leverage (4.00% required minimum)	10.28	11.07	10.32	10.99	13.38

Risk-based capital:
Tier 1	10.48%	11.85%	11.66%	15.40%	13.36%
Total	13.37	13.24	12.52	16.33	14.14
Average loans to average deposits	92.81	95.23	93.96	96.03	95.78

Trust Assets Under Advice:
Total assets under advice	$390,002	$202,138	$131,000	$72,000	$57,332
Trust fees	1,546	1,063	492	297	149
Trust fees as a % of average assets under advice	0.52%	0.64%	0.48%	0.46%	0.40%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bancshares of Florida, Inc. is a multi-bank holding company with $569.8 million in assets as of December 31, 2005 and was incorporated in Florida in September 1998. Its primary customer base is businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Company also provides a variety of other lending, wealth management, technology-based cash management and other depository services, frequently as an adjunct to the needs of its commercial borrowers, along with providing these same products to individuals who may have no commercial borrowing relationship.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes that, of our significant accounting policies, the following involve a higher degree of judgment and complexity. Our management has discussed these critical accounting assumptions and estimates with the Board of Directors’ Audit Committee.

Allowance for Loan Losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” , and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical peer bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Larger impaired credits that are measured according to SFAS No. 114 have been defined to include loans which are classified as doubtful, substandard or special mention risk grades where the borrower relationship is greater than $250,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial and commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114, and large groups of smaller balance homogeneous loans evaluated based on regulatory guidelines and historical peer bank loss experience which are adjusted for qualitative factors.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met. The Company and its subsidiaries file consolidated tax returns.

The following discussion presents management’s analysis of the financial condition and results of operations of the Company for each of the years ended December 31, 2005 and 2004 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document.

Year Ended December 31, 2005 Compared to

Year Ended December 31, 2004

FINANCIAL CONDITION

The Company’s growth continued to be very strong in 2005, up $149.0 million in total assets or 35.4% over the last twelve months to $569.8 million. This compares with $198 million or 89% growth in 2004. Bank of Florida – Southwest contributed $57.3 million of this growth, reaching $304.2 million, while Bank of Florida, Ft. Lauderdale contributed $66.7 million for a total of $211.5 million in assets. Bank of Florida-Tampa Bay, which opened in early November 2004, contributed $31.1 million for a total of $68.5 million in total assets.

The following table summarizes the major components of the consolidated balance sheet as of December 31, 2005 and 2004, respectively.

	AT DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2005	2004	$	%
Total assets	$569,782	$420,808	148,974	35.4%
Cash and cash equivalents	50,117	57,897	(7,780)	(13.4)%
Interest-earning assets	538,255	394,851	143,404	36.0%
Investment securities	18,622	25,945	(7,323)	(28.2)%
Gross loans	487,574	325,981	161,593	49.6%
Allowance for loan losses	4,603	2,817	1,786	63.4%
Deposit accounts	495,080	376,064	119,016	31.6%
Borrowings	14,000	—	14,000	100.0%
Stockholders’ equity	59,061	41,954	17,107	40.8%

Total shares outstanding	5,943,783	4,835,632	1,108,151	22.9%
Book value per common share	9.94	7.93	2.01	25.3%

Allowance for loan losses to total loans	0.94%	0.86%	0.08%	9.3%
Allowance for loan losses to nonperforming loans	1435.40%	480.70%	954.70%	198.6%
Nonperforming loans to total loans	0.07%	0.18%	(0.11)%	(61.1)%
Nonperforming assets to total assets	0.06%	0.14%	(0.08)%	(56.9)%

Leverage (Tier 1 to average total assets)	10.28%	11.07%	(0.79)%	(7.1)%
Assets under advice – Bank of Florida Trust Co.	$390,002	$202,138	$187,864	92.9%

Loan Portfolio

Total gross loans outstanding (including loans held for sale) were $487.6 million as of year-end 2005, an increase of $161.6 million or 49.6% over the prior year. Bank of Florida - Southwest accounted for $54.8 million (33.9%) of the increase. Bank of Florida, Ft. Lauderdale accounted for $64.0 million (39.6%) and Bank of Florida - Tampa Bay contributed the remaining $42.8 million (26.5%). Loan pipelines at all the bank affiliates remain strong.

Commercial loans, largely secured by real estate, totaled $358.4 million (74% of total loans) at December 31, 2005, up $185.4 million or 107% from a year earlier of which $51.0 million was in construction lending. Making up the rest of the loan portfolio were multi-family and residential loans at $91.4 million (19% of total loans), up $15.3 million from the end of 2004, followed by consumer lines of credit at $26.4 million (5% of total loans) and other consumer loans at $11.4 million (2% of total loans).

Despite the rapid growth in our loan portfolio, asset quality continues to be strong, with nonperforming loans totaling $321,000 or 0.07% of loans outstanding compared to $586,000 or 0.18% of loans outstanding at year-end 2004.

Deposits

Total deposits increased $119.0 million or 31.6% in 2005 to end the year at $495.1 million. Deposit growth in the Bank of Florida - Southwest comprised $45.0 million of this increase, up 20.0% to $270.3 million in deposits at December 31, 2005, while deposits at Bank of Florida, Ft. Lauderdale climbed $54.3 million or 40.6% to $188.0 million. Bank of Florida - Tampa Bay ended the year with $60.0 million in deposits, up $34.5 million or 135.1% .

Deposit growth consisted primarily of increases in demand deposit (DDA) and low-cost NOW accounts (up $39.1 million), money market deposits (up $55.0 million), and certificates of deposit (up $24.9 million). As of year end 2005, these accounts comprised 27.0%, 32.8%, and 39.1%, respectively, of total deposits. Growth in noninterest-bearing DDA accounts totaled $22.7 million or 37.2% during the year, bringing these deposit balances to 16.9% of total deposits, reflective of the Company’s focus to grow this source of funds through expanded services.

The Company’s core deposits, using the industry definition which excludes national market CDs and time deposits of $100,000 or more, ended 2005 at $351.7 million, an increase of $107.7 million or 44.1% from one year earlier. National market CDs were 11.9% of total deposits at December 31, 2005 versus 15.4% a year earlier. Time deposits of $100,000 or more, including national market CDs, were 29.0% of total deposits at the end of 2005, somewhat higher than peer groups primarily due to the Banks depositor base being generally larger commercial or private banking customers with typically higher balances. As such, the Company considers these deposits to be as reliable as core deposits under $100,000.

Subordinated Debt

On October 7, 2005, Bank of Florida, Ft. Lauderdale issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2005 was 6.39%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”.

On September 30, 2005, Bank of Florida, Ft. Lauderdale issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2005 was 6.99%. Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2005 was 6.15%.

Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010.

The funds received from the debt issued by Bank of Florida – Southwest were used, in part, to repay $2 million in subordinated debt issued by the Bank in June 2004 to a local community bank. Interest was payable at a rate of Prime less one percent during the first sixty days, Prime plus zero percent for the next sixty days, and Prime plus one percent thereafter. This debenture was redeemable by us at our option, without penalty. Bank of Florida – Southwest repaid the subordinated debt plus accrued interest on August 8, 2005.

The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the issuing affiliated Bank and for the Company.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (In Thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Real estate operating leases	$2,365	$4,288	$3,406	$7,263	$17,322
Equipment operating leases	191	232	89	—	512
Certificates of Deposit	136,524	50,867	6,319	—	193,710
Subordinated Debt	—	—	—	11,000	11,000
Federal Home Loan Bank advances	—	3,000	—	—	3,000

Total	$139,080	$58,387	$9,814	$18,263	$225,544

Further discussion of the nature of each obligation is included in “Note 6-Deposits”, “Note 7-Subordinated Debt”, Note 8-Federal Home Loan Bank Advances” and “Note 9-Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

RESULTS OF OPERATIONS

The Company’s net income for 2005, including significant items, was $4.9 million or $0.79 per diluted share. The Company reversed the valuation allowance on its deferred tax assets at December 31, 2005, resulting in a $3.7 million income tax benefit. This action was taken following the culmination of three profitable quarters in 2005 and management’s completion of projections for 2006. As a result, the Company determined that it is more likely than not that the deferred tax assets will be realized and, therefore, the valuation allowance was reversed. Before considering the impact of reversing the valuation allowance, pretax net income for 2005 was $1.2 million or $0.15 per diluted share, a $4.0 million or $0.96 per share positive swing from the net loss in 2004.

Top-line revenue climbed $10.4 million, or 87%, on $179 million growth in average earning assets and a 93% or $188 million increase in assets under advice. The Company considers “top-line revenue” to be useful in explaining financial performance, as it combines both the Company’s lending or spread income business (interest income less interest expense) and its fee income business, both of which often pertain to the same customer base and can be matched against the underlying noninterest expense to generate those revenue components. Top-line revenue equals net interest income before provision for loan losses plus noninterest income, exclusive of gain/loss on sale of investment securities. Approximately $9.3 million of the increase in top-line revenue reflects growth in net interest income, of which $1.9 million or 20% was due to a 69 basis point expansion in net interest margin.

The following table summarizes the major components of the Statement of Operations and key ratios for the twelve months ending December 31, 2005 and 2004, respectively.

	FOR THE YEAR ENDED DECEMBER 31,		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	2005	2004	$	%
Total interest income	$28,491	$14,767	$13,724	92.9%
Total interest expense	9,348	4,962	4,386	88.4%

Net interest income before provision for loan losses	19,143	9,805	9,338	95.2%
Provision for loan losses	1,903	1,279	624	48.8%

Net interest income after provision for loan losses	17,240	8,526	8,714	102.2%
Non-interest income	3,259	2,176	1,083	49.8%
Non-interest expense	19,344	13,582	5,762	42.4%
Income tax benefit	(3,728)	—	(3,728)	—

Net income (loss)	$4,883	$(2,880)	$7,763	269.5%

Basic income (loss) per share	$0.82	(0.81)	$1.63	201.2%
Diluted income (loss) per share	0.79	(0.81)	1.60	197.5%

Weighted average shares - basic	5,595,233	3,811,270	1,783,352	46.8%
Weighted average shares - diluted	5,813,230	3,811,270	2,001,349	52.5%

Return on average assets	0.98%	(0.93)%	1.91	205.6%
Return on average common equity	9.79%	(9.57)%	19.36	201.9%

Top-line revenue	$22,402	11,977	$10,425	87.0%
Net interest margin	4.11%	3.42%	0.69	20.2%
Efficiency ratio	86.35%	113.36%	(27.01)	(23.8)%
Average equity to average assets	10.34%	10.61%	(0.33)	(3.1)%
Average loans held for investment to average deposits	92.81%	95.23%	(2.42)	(2.5)%
Net charge-offs to average loans	0.03%	0.01%	0.02	200.00%

Net Interest Income

Net interest income increased $9.3 million or 95% in 2005 to $19.1 million. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.55% on average in 2005, a improvement of 52 basis points over the prior year. In addition, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 4.11% in 2005, a 69 basis points increase over 2004.

Interest income increased $13.7 million or 93% to $28.5 million in 2005, reflective of continued strong loan growth coupled with the impact of a two hundred basis point increase in the prime rate since the end of 2004. Total average interest-earning assets increased $178.3 million during the year that resulted in $10.5 million of the increase in interest income while the average yield on interest-earning assets increased 98 basis points, accounting for the remainder of the improvement. Approximately 49% of loans outstanding immediately adjust to a prime rate change.

Interest expense totaled $9.3 million in 2005, an increase of $4.4 million or 88%. The overall cost on interest-bearing liabilities was 2.57% compared to 2.12% one year ago. Because of the maturity structure of the CDs and the Company’s ability to attract noninterest-bearing deposits during the year, the overall cost of interest–bearing liabilities increased by 45 basis points compared to the 98 basis points increase in average loan yield during the same period as noted above. Noninterest-bearing deposits averaged $74.8 million for 2005, a $33.5 million increase over 2004 levels. Money market rates were 79 basis points higher on average, while the average cost of certificates of deposit increased 56 basis points. The Company’s cost of funds began to rise coincident with the prime rate increases that started in July 2004.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (In Thousands).

	For the Years Ended December 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Interest earning deposits	$350	$12	3.43%	$—	$—	—%
Securities [1]	18,584	689	3.71%	9,079	322	3.55%
Federal funds sold	45,849	1,420	3.10%	17,576	294	1.67%
Loans [2]	400,897	26,370	6.58%	260,385	14,151	5.43%

Total interest-earning assets	465,680	28,491	6.12%	287,040	14,767	5.14%

Non interest-earning assets	31,822			22,894

Total Assets	$497,502			$309,934

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$47,551	178	0.37%	$23,129	74	0.32%
Money market accounts	136,284	3,162	2.32%	73,647	1,129	1.53%
Savings	5,185	71	1.37%	2,842	40	1.41%
Time deposit	168,065	5,555	3.31%	132,514	3,650	2.75%
Other borrowings	6,594	382	5.79%	2,250	69	3.02%

Total interest-bearing liabilities	$363,679	9,348	2.57%	$234,382	4,962	2.12%
Non-interest bearing deposits	74,847			41,305
Other liabilities	7,523			1,350
Stockholders’ equity	51,453			32,897

Total Liabilities & Stockholders’ Equity	$497,502			$309,934

Net interest income		$19,143			$9,805

Interest-rate spread			3.55%			3.02%
Net interest margin			4.11%			3.42%
Ratio of average interest-bearing liabilities to average earning assets		78.1%			81.7%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$876	$250	$1,126
Other investments[1]	364	15	379
Loans[2]	9,243	2,976	12,219

Total interest income	10,483	3,241	13,724

Increase (decrease) in interest expense:
NOW and Money Market deposits	1,544	593	2,137
Savings deposits	32	(1)	31
Time deposits	1,175	730	1,905
Other borrowings	264	49	313

Total interest expense	3,015	1,371	4,386

Total change in net interest income	$7,468	$1,870	$9,338

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest Income

Noninterest income (excluding securities transactions) climbed $1.1 million or 50% over 2004, primarily due to increases in service charges and fees of $513,000 (up 59%), trust fees of $483,000 (up 45%), and mortgage banking fees of $91,000 (up 38%). Growth in demand deposit accounts contributed to the increase in service charges and fees on deposit accounts, which totaled $1.4 million for the year. The increase in fee income earned by the Trust Company, which totaled $1.5 million in 2005, was primarily the result of 93% growth in assets under advice. The improvement in fees from the origination and sale of mortgages in the secondary market from the prior year were attributable to $81.0 million in residential loan production during 2005.

Noninterest Expenses

Noninterest expenses rose $5.8 million or 42% over 2004, of which approximately $2.5 million reflects the incremental cost of a full year of operation in the new Palm Beach County and Tampa Bay locations. Excluding the absence of the $312,000 acquisition write-off in third quarter 2004, the remaining increase in noninterest expense was the result of additional staffing and expenses related to supporting the $149.0 million year-over-year growth in the balance sheet. More specifically, total personnel expense for the year was up $3.8 million or 57%, representing two thirds of the total increase in noninterest expense. The remaining increases were in occupancy expense (up $684,000 or 31%); equipment, depreciation, and maintenance (up $413,000 or 51%); and general operating (up $854,000 or 22%), all indicative of a fast growth company. Despite the increase in expenses, the Company’s efficiency ratio improved 27 basis points to 86% in 2005 from 113% for the previous year.

Asset Quality and Provision for Loan Losses

Asset quality continued to be strong in 2005, with nonperforming loans (90+ days past due and non-accruals) at $321,000, or 0.07% of loans outstanding. In comparison, nonperforming loans totaled $586,000 or 0.18% of loans outstanding at year-end 2004. The ratio of net charge-offs to average loans for 2005 was 0.03% compared to 0.01% for 2004. The Company’s asset quality can be further measured by strong coverage of the loan loss allowance to nonperforming loans (14.4 times) and minimal past due loans (30 - 89 days were 0.09% of loans outstanding). These measures are consistent with the Company’s historic norm and very favorable to national peer bank levels as of September 30, 2005.

The allowance for loan losses, which is established through a charge to provision expense as losses are estimated, totaled $4.6 million or 0.94% of loans outstanding at December 31, 2005. In comparison, the allowance for loan losses totaled $2.8 million or 0.86% of loans outstanding at December 31, 2004. Actual loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Company recorded net charge-offs during 2005 of $117,000, compared to $30,000 in 2004. The loan loss provision was $1.9 million in 2005, 49% higher than the provision in 2004, largely because of strong loan growth, over 50%, during the year.

Results by Operating Unit

The Company’s results mark a year of tremendous progress over 2004, when we made a significant investment to establish ourselves in two new growth markets, Tampa Bay and Palm Beach County. Our newer markets, in combination with the more established growth franchises in Southwest and Southeast Florida, produced an increase in total loans for the year of $161.6 million or 50%, a surge in net interest income of 95%, and a climb in noninterest income of 50%. Individual highlights at the affiliate level are as follows:

•	Bank of Florida - Southwest, based in Naples, produced record pretax earnings for the year of $3.1 million, up 158.0%, with loans climbing $54.8 million or 26.0% over the last twelve months to $264.0 million.

•	Earnings at Bank of Florida, Fort Lauderdale, which includes our new Palm Beach County location, climbed from a pretax loss in 2004 of $177,000 to pretax net income in 2005 of $1.8 million. Total loans rose $64.0 million to $167.3 million, up 62.1% during 2005.

•	Bank of Florida - Tampa Bay, which opened in November 2004, grew its loans to $54.9 million, recording a pretax loss for the year of $778,000. Notably, the bank reduced its fourth quarter pretax loss to $22,000 from $512,000 in the fourth quarter 2004.

•	Bank of Florida Trust Company grew its assets under advice during 2005 to $390.0 million, up $187.9 million or 92.9%. In its second full year of profitability, pretax earnings were $173,000 versus $53,000 in 2004. Assets under advice in that last 90 days rose $49.2 million or 14.5%.

Please see “Note 19 – Segment Information” of the “Notes to Consolidated Financial Statements” for detailed financial information by affiliate.

Quarterly Operating Results

The following table presents condensed information relating to quarterly periods in the years ended December 31, 2005 and 2004 (In Thousands, except per share data).

	Quarter Ended:
	Dec. 31,	Sept. 30,	June 30,	March 31,
2005
Total interest income	$8,819	$7,560	$6,671	$5,440
Total interest expense	3,040	2,371	2,117	1,820

Net interest income before provision for loan losses	5,779	5,189	4,554	3,620
Provision for loan losses	594	614	399	296

Net interest income after provision for loan losses	5,185	4,575	4,155	3,324
Non-interest income	879	865	819	698
Non-interest expense	5,448	4,853	4,647	4,397

Income (loss) before tax	616	587	327	(375)
Income tax benefit	(3,728)	—	—	—

Net income (loss)	$4,344	$587	$327	$(375)

Basic income (loss) per share	$0.73	$0.10	$0.02	$(0.09)
Diluted income (loss) per share	$0.70	$0.10	$0.02	$(0.09)
Weighted average shares - basic	5,923,862	5,917,630	5,686,208	4,836,300
Weighted average shares - diluted	6,224,724	6,168,208	5,836,987	4,836,300

Return on average assets	3.14%	0.46%	0.27%	(0.35)%
Return on average common equity	31.50%	4.27%	2.63%	(3.87)%

Net interest margin	4.42%	4.31%	3.99%	3.61%
Efficiency ratio	81.83%	80.16%	86.49%	101.83%

Total assets	$569,782	$518,083	$504,727	$442,053
Total shares outstanding	5,943,783	5,919,385	5,916,685	4,836,331
Book value per share	$9.94	$9.17	$9.07	$7.82

2004
Total interest income	$4,526	$3,907	$3,368	$2,965
Total interest expense	1,528	1,317	1,128	990

Net interest income before provision for loan losses	2,998	2,590	2,240	1,975
Provision for loan losses	451	263	230	333

Net interest income after provision for loan losses	2,547	2,327	2,010	1,642
Non-interest income	616	611	508	441
Non-interest expense	4,156	3,794	3,038	2,595

Income (loss) before tax	(993)	(856)	(520)	(512)
Income tax benefit	—	—	—	—

Net loss	$(993)	$(856)	$(520)	$(512)

Basic loss per share	$(0.22)	$(0.22)	$(0.19)	$(0.17)
Diluted loss per share	$(0.22)	$(0.22)	$(0.19)	$(0.17)

Weighted average shares - basic	4,835,632	4,220,137	3,094,199	3,079,364
Weighted average shares - diluted	4,835,632	4,220,137	3,094,199	3,079,364

Return on average assets	(1.07)%	(1.05)%	(0.72)%	(0.81)%
Return on average common equity	(10.39)%	(10.03)%	(10.13)%	(8.87)%

Net interest margin	3.45%	3.36%	3.36%	3.43%
Efficiency ratio	115.00%	118.53%	110.75%	107.41%

Total assets	$420,808	$344,644	$297,343	$281,322
Total shares outstanding	4,835,632	4,835,632	3,094,199	3,094,199
Book value per share	$7.93	$8.13	$6.50	$6.76

Year Ended December 31, 2004 Compared to

Year Ended December 31, 2003

FINANCIAL CONDITION

The Company as a whole, including our 5 1/2-year-old Naples bank, our 2 1/2-year-old Fort Lauderdale bank, and our new market initiatives noted below, surpassed the $400 million asset threshold, growing $198 million or 89% over the last twelve months to $421 million. This compares with $78 million or 54% growth in 2003. Our Tampa Bay bank opened in early November and has already reached $33 million in assets, including $13 million in loans, while our Palm Beach County location opened as a branch of the Company’s Fort Lauderdale bank in early October and has already proven to be an important new funding source, with $12 million in deposits at year end.

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

As a subset of total consumer loans, residential real estate loans totaled approximately $35 million at year end 2004 (11% of total loans outstanding); home equity and other consumer lines of credit reached $30 million at year-end 2004 (9% of total loans outstanding); and consumer installment loans were $8 million (2% of total loans outstanding). Based on the private banking focus of the Company, a good portion of the consumer loans outstanding is related to borrowers who also have a commercial loan or other relationship with the Banks.

Deposits

Total deposits increased $175 million or 87% in 2004 to end the year at $376 million. Deposit growth in the Bank of Florida—Southwest (Naples bank) comprised $76 million of this increase, up 51% to $226 million in deposits at December 31, 2004, while deposits at the Ft. Lauderdale bank climbed $76 million or 133% to $134 million. The Bank of Florida—Tampa Bay ended the year with $23 million in deposits.

The largest shares of deposit growth were in demand deposit (DDA) and low-cost NOW accounts (up $50 million), money market deposits (up $47 million), and certificates of deposit (up $73 million). As of year end 2004, these accounts comprised 24%, 29%, and 43%, respectively, of total deposits. Growth in DDA accounts was $36million or 139% during the year to 16% of total deposits, reflective of the Company’s focus to grow this source of funds through expanded services. The Ft. Lauderdale bank ended the year with a DDA/total deposit ratio of 28% compared to that of the Naples bank at 11%, reflective of the latter’s more CD-oriented market place.

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

The Company’s core deposits, using the industry definition which excludes national market CDs and time deposits of $100,000 or more, ended 2004 at $244 million, an increase of $105 million or 75% from one year earlier. National market CDs constituted 15% of total deposits at December 31, 2004 versus 14% a year earlier. Time deposits of $100,000 or more at year-end 2004 comprised 20% of total deposits, somewhat higher than its peers owing to the nature of its depositor base being generally larger commercial or private banking customers with typically higher balances; as such, the Company considers these deposits to be frequently as reliable as core deposits under $100,000.

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

Asset Quality and Provision for Loan Losses

The Company maintained asset quality at high levels as measured by low nonperforming loans (0.18% of loans outstanding or $586,000), strong coverage of the loan loss allowance to nonperforming loans (4.8 times), minimal past due loans (30—89 days at 0.41% of loans outstanding), and very manageable net charge-offs of $30,000 for the entire year or 0.01% of average loans. The most recently available data for national peer banks through September 30, 2004 had ratios of 0.59%, 0.69%, and 0.14%. As of December 31, 2003, nonperforming loans (90+ days past due and nonaccruals) totaled $47,000 or 0.02% of loans outstanding. Net charge-offs for 2003 were $172,000 or 0.16% of average loans.

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

For the Year Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	* Other	Consolidated

December 31, 2004
Net interest income	$6,364	$3,304	$38	$67	$32	$9,805
Provision for loan losses	650	503	126	—	—	1,279
Noninterest income	902	211	—	1,063	—	2,176
Noninterest expense	5,433	3,189	605	1,077	3,278	13,582

Net income (loss)	$1,183	$(177)	$(693)	$53	$(3,246)	$(2,880)

End of year assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

December 31, 2003
Net interest income	$4,288	$1,233	$—	$57	$—	$5,578
Provision for loan losses	445	388	—	—	—	833
Noninterest income	698	145	—	492	—	1,335
Noninterest expense	4,813	2,530	—	861	585	8,789

Net income (loss)	$(272)	$(1,540)	$—	$(312)	$(585)	$(2,709)

End of year assets	$161,697	$63,462	$—	$2,558	$(5,107)	$222,610

Assets under advice	$—	$—	$—	$131,000	$—	$131,000

CAPITAL RESOURCES AND LIQUIDITY

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. As of December 31, 2005, there were no material commitments for capital expenditures, though such expenditures may be incurred in 2006 related to utilization of additional space at the Company’s headquarters location in Naples.

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

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the State of Florida Department of Financial Services, the FDIC and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets. At December 31, 2005, the Company’s Tier 1 capital ratio was 10.48%, total risk-based capital ratio was 13.37%, and the Tier 1 leverage ratio was 10.28%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it monthly with the subsidiary bank management and board of director Asset/Liability Management Committees (ALCO). As of December 31, 2005, consolidated Company liquid assets were $68.7 million or 13.8% of consolidated deposits. It is the policy of the Banks to manage the latter ratio between 5% and 15%. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks amounting to $20.3 million, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, two of the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida – Southwest and Bank of Florida in Ft. Lauderdale may borrow up to 20% and 10%, respectively, of their outstanding assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Company’s’ market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. The measure of market risk associated with financial instruments is meaningful only when all related and offsetting on and off balance sheet transactions are aggregated, and the resulting net positions are identified.

The Company does not engage in trading or hedging activities and has not invested in interest-rate derivatives or entered into interest rate swaps. Bancshares’ primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in “Note 16 – Fair Values of Financial Instruments” in the “Notes to Consolidated Financial Statements”.

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

The asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the respective Banks’ Boards of Directors. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on the Banks’ earnings.

INTEREST SENSITIVITY

The objective of interest sensitivity management is to minimize the risk associated with the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. Managing this risk involves monthly monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. All assets and liabilities are evaluated as maturing at the earlier of re-pricing date or contractual maturity date. While liabilities without specific terms such as money market, NOW and savings accounts are generally considered core deposits for liquidity purposes, 65% are deemed to re-price for purposes of interest rate sensitivity analysis within the first twelve months. Management subjectively sets rates on all accounts.

The principal measure of our exposure to interest rate risk is the difference between interest sensitive assets and liabilities for the periods being measured, commonly referred to as “gap” for such period. A positive gap position represents a greater amount of interest sensitive assets re-pricing (or maturing). Thus, an increase in rates would positively impact net interest income, as the yield on interest-earning assets would increase prior to the increase in the cost of interest bearing liabilities. Conversely, a negative gap position is indicative of a bank that has a greater amount of interest sensitive liabilities re-pricing (or maturing) than it does interest sensitive assets, in a given time interval. In this instance, the impact on net interest income would be positive in a declining rate environment and negative if rates were rising. The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which re-prices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate. It is common to focus on the one year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next twelve months.

The following is a consolidated maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2005.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(IN THOUSANDS)
Interest-earning assets:
Federal funds sold	$28,739	$—	$—	$—	$28,739
Interest-bearing deposits	2,402	—	—	—	2,402
Investment securities	—	1,538	—	17,084	18,622
Restricted securities	—	—	—	918	918
Loans	255,321	13,436	14,060	204,757	487,574

Total interest-earning assets	286,462	14,974	14,060	222,759	538,255

Interest-bearing demand deposits	15,197	38,275	76,550	82,438	212,460
Savings	5,148	—	—	—	5,148
Certificates of Deposit	42,956	45,091	45,494	60,169	193,710
Other borrowings	—	—	—	14,000	14,000

Total interest-bearing liabilities	63,301	83,366	122,044	156,607	425,318

Interest Sensitivity Gap:
Sensitive assets less rate sensitive liabilities	$223,161	$(68,392)	$(107,984)	$66,152	$112,937

Cumulative interest sensitivity gap	223,161	154,769	46,785	112,937

Interest sensitivity gap ratio as a percent of total assets	41.4%	(12.7)%	(20.1)%	12.3%

Cumulative interest sensitivity gap ratio as a percent of total assets	41.4%	28.8%	8.7%	21.0%

At December 31, 2005, the Company had $315.5 million in interest sensitive assets compared to $268.7 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a positive gap position of $46.8 million (or 8.7%, expressed as a percentage of total assets).

Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference. All other information required by this item is included in Item15 of Part IV of this report and is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 22, 2005, Bancshares of Florida, Inc. (the “Company”) dismissed KPMG LLP (“KPMG”) as the Company’s independent public accountants effective immediately. The decision to change accountants was approved by the Audit Committee of the Board of Directors. The audit reports of KPMG on the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through the date of this report, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their opinion on the Company’s consolidated financial statements; in addition, there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided KPMG with a copy of the foregoing disclosures and requested a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the statements made by the Company. KPMG’s letter was attached, as exhibit 16.1, to Form 8-K filed with the SEC on August 25, 2005.

The Company has engaged Hacker, Johnson & Smith PA (“Hacker/Johnson”) effective August 22, 2005 as its new principal accountant to audit its financial statements. The decision to change auditors and retain Hacker/Johnson was approved by the Audit Committee of the Company’s Board of the Directors.

Hacker/Johnson, a Registered Public Accounting Firm, currently provides independent audit, review, and tax services to nearly one hundred community banks in Florida, making it the largest provider of such services in the state. Founded in 1974, the firm has offices in Tampa, Fort Lauderdale, and Orlando. Its experience in auditing multi-bank holding companies includes Southwest Florida Community Bancorp, which owns three banks, and Southern Community Bancorp, which prior to its sale in 2004, owned three banks with total assets in excess of $1.0 billion. In the last three years, Hacker/Johnson has been the external auditor associated with more than $150 million in capital raising for Florida banking companies in 13 separate transactions.

During the years ended December 31, 2004 and 2003, and through the date hereof, the Company did not consult Hacker/Johnson with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has requested that Hacker/Johnson review the foregoing disclosures and has given the firm the opportunity to furnish a letter addressed to the SEC containing any new information or clarification, or in what respects it does not agree with the Company’s statements. No such letter has been received.

Bancshares of Florida, Inc. did not have any disagreements with accountants on accounting and financial disclosures during 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bancshares of Florida, Inc. maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancshares of Florida, Inc. files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida, Inc. concluded that, subject to the limitations noted below, Bancshares of Florida, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Controls

Bancshares of Florida, Inc. has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

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

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference.

CODE OF ETHICS

Bancshares of Florida has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is posted on our website at www.bankofflorida.com and a copy will be provided free of charge, upon request to Arlette Yassa, Corporate Secretary, 110 E. Broward Boulevard, Suite 100, Ft. Lauderdale, Florida 33301, (954) 653-2000.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item appears in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Executive Compensation” and “Compensation Committee Report”, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item appears in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees which will be billed for professional services by Hacker Johnson & Smith P.A. in connection with the reviews of the financial statements included in the Company’s September 2005 and December 2005 quarterly filings with the Securities and Exchange Commission and the audit of the annual financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2005 was $173,000. In 2005, KPMG LLP also billed Bancshares of Florida, Inc. approximately $31,000, for fees related to the quarterly filings ended March 31, 2005 and June 30, 2005 and approximately $105,000 in connection with the audit of the 2004 annual financial statements. The aggregate fees billed in prior years for professional services by KPMG LLP in connection with the audit of the annual financial statements and the reviews of the financial statements included in the Company’s quarterly filings with the Securities and Exchange Commission for the fiscal year ended December 31, 2004 and 2003, were $95,000 and $67,000, respectively.

Audit-Related and Other Fees: In 2005, KPMG LLP also billed Bancshares of Florida, Inc. approximately

$9,000, and Hill, Barth & King, LLC billed $9,800, for fees related to the common stock offering and conversion of preferred stock into common stock in the quarter ended June 30, 2005. In 2004 and 2003, KPMG LLP also billed Bancshares of Florida, Inc. approximately $5,077 and $8,500, respectively, for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees. In 2004, KPMG LLP also billed Bancshares of Florida, Inc. approximately $85,325, and Hill, Barth & King, LLC billed $18,758, for fees related to the common stock offering in the quarter ended September 30, 2004.

Tax Fees: The fees that will be billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Bancshares of Florida, Inc.’s 2005 corporate consolidated tax returns is $14,000. In 2005, KPMG LLP also billed Bancshares of Florida, Inc. $15,450 for tax compliance and advice, including the preparation of Bancshares of Florida, Inc.’s corporate tax returns. In 2004 and 2003, KPMG LLP also billed Bancshares of Florida, Inc. $14,000 and $12,500, respectively, for tax compliance and advice, including the preparation of Bancshares of Florida, Inc.’s corporate tax returns.

In all instances, Hacker, Johnson, & Smith P.A’s, KPMG LLP’s or Hill, Barth & King, LLC’s performance of those services was pre-approved by Bancshares of Florida, Inc’s Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 45 through 78.

•	Consolidated Financial Statements of Bancshares of Florida, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2005 and 2004;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003.

4.	Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-K. The exhibits that are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida, Inc. with the SEC on March 24, 1999, File No. 333-74997. The exhibits that are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits that are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits that are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits that are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits that are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits that are denominated by a (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits that are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits that are denominated by an (i.) were previously filed as a part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits that are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger to acquire Bristol Bank dated March 7, 2006

k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

Exhibit Number	Description of Exhibit
b.4.1	Specimen Common Stock Certificate

b.4.3	Form of Stock Purchase Warrant – 1999 Offering

e.4.4	Form of Stock Purchase Warrant – 2002 Offering

i.4.5	Form of Stock Purchase Warrant A – 2004 Offering.

i.4.6	Form of Stock Purchase Warrant B – 2004 Offering.

l.10.1	Amendment and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005.

l.10.2	Amendment and Restated Employment Agreement of Martin P. Mahan dated February 1, 2005.

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002.

10.15	Change in Control Agreement of Jim Goehler, dated as of November 30, 2005.

10.16	Change in Control Agreement of Daniel Taylor, dated as of March 18, 2005.

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors

Bancshares of Florida, Inc.:

We have audited the accompanying consolidated balance sheet of Bancshares of Florida, Inc. (the “Company”) and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for the year ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A of Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness for internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) .

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Bancshares of Florida, Inc.:

We have audited the accompanying consolidated balance sheet of Bancshares of Florida, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bancshares of Florida, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

KPMG LLP

Fort Lauderdale, Florida

March 8, 2005

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(In Thousands, except share and per share data)

	2005	2004
ASSETS
Cash and due from banks	$18,976	$16,011
Interest-bearing deposits due from other banks	2,402	67
Federal funds sold	28,739	41,819

TOTAL CASH AND CASH EQUIVALENTS	50,117	57,897

Securities held to maturity	25	—
Securities available for sale	18,597	25,945
Loans held for sale	1,323	—
Loans held for investment	486,251	325,981
Less:
Allowance for loan losses	4,603	2,817
Deferred loan fees (costs), net	852	202

Net loans held for investment	480,796	322,962
Restricted securities, Federal Home Loan Bank and Federal Reserve stock, at cost	918	1,039
Premises and equipment	6,716	6,828
Accrued interest receivable	2,196	1,119
Cash Surrender Value of Life Insurance	3,128	3,021
Deferred Tax Asset	3,951	—
Intangible asset	925	964
Other assets	1,090	1,033

TOTAL ASSETS	$569,782	$420,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$495,080	$376,064
Subordinated debt	11,000	2,000
Federal Home Loan Bank Advances	3,000	—
Accrued interest payable	352	187
Accrued expenses and other liabilities	1,289	603

TOTAL LIABILITIES	510,721	378,854

Stockholders’ Equity
Series A Preferred stock, par value $.01 per share, aggregate liquidation preference of $3.5 million; no shares designated, authorized, issued or outstanding at December 31, 2005; 50,000 shares authorized, 36,097 shares issued and outstanding at December 31, 2004	—	3,610
Undesignated Preferred stock, par value $.01 per share, 950,000 and 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 5,943,783 and 4,835,632 shares issued and outstanding for 2005 and 2004, respectively	59	48
Additional paid-in capital	66,066	49,817
Accumulated deficit	(6,870)	(11,479)
Accumulated other comprehensive loss	(194)	(42)

TOTAL STOCKHOLDERS’ EQUITY	59,061	41,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,782	$420,808

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(In Thousands, except share and per share data)

	2005	2004	2003
INTEREST INCOME
Interest and fees on loans	$26,370	$14,151	$8,363
Interest on securities and other	701	322	421
Interest on federal funds sold	1,420	294	72

TOTAL INTEREST INCOME	28,491	14,767	8,856

INTEREST EXPENSE
Interest on deposits	8,966	4,893	3,256
Interest on subordinated debt	302	54	—
Interest on other borrowings	80	15	22

TOTAL INTEREST EXPENSE	9,348	4,962	3,278

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,143	9,805	5,578
PROVISION FOR LOAN LOSSES	1,903	1,279	833

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,240	8,526	4,745

NONINTEREST INCOME
Mortgage banking	333	242	343
Trust fees	1,546	1,063	492
Service charges and fees	1,380	867	491
Gain on sale of securities-available for sale	—	4	9

TOTAL NONINTEREST INCOME	3,259	2,176	1,335

NONINTEREST EXPENSES
Salaries and employee benefits	10,513	6,702	4,379
Occupancy	2,910	2,226	1,518
Equipment, depreciation and maintenance	1,216	803	683
Data processing	1,349	842	626
Stationary, postage and office supplies	532	350	173
Professional fees	1,081	758	415
Advertising, marketing and public relations	403	261	127
Other	1,340	1,640	868

TOTAL NONINTEREST EXPENSES	19,344	13,582	8,789

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	1,155	(2,880)	(2,709)
Income tax benefit	(3,728)	—	—

NET INCOME (LOSS)	$4,883	$(2,880)	$(2,709)

NET INCOME (LOSS) PER SHARE: BASIC	$0.82	$(0.81)	$(0.92)

NET INCOME (LOSS) PER SHARE: DILUTED	$0.79	$(0.81)	$(0.92)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	5,595,233	3,811,270	2,948,514

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	5,813,230	3,811,270	2,948,514

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2002	—	—	2,079,199	21	20,661	(5,680)	4	15,006
Net loss						(2,709)		(2,709)
Common stock issued, net of offering cost of $1,017			1,000,000	10	8,973	—	—	8,983
Changes in fair value on available-for-sale securities							(60)	(60)

Balance, December 31, 2003	—	—	3,079,199	31	29,634	(8,389)	(56)	21,220
Net loss						(2,880)		(2,880)
Preferred stock issued	34,000	3,400						3,400
Exercise of stock options & warrants			31,433	—	314	—	—	314
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	119	—	—	119
Common stock issued, net of offering cost of $1,698			1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	2,097	210				(210)		—
Changes in fair value on available-for-sale securities							14	14

Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954
Net income						4,883		4,883
Exercise of stock options, warrants & other	—	—	27,797	—	384	—	—	384
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	280	—	—	280
Common stock issued, net of offering cost of $1,698	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104.00 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	(152)	(152)

Balance, December 31, 2005	—	$—	5,943,783	$59	$66,066	$(6,870)	$(194)	$59,061

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Years ended December 31,
	2005	2004	2003
Net income (loss)	$4,883	$(2,880)	$(2,709)
Other comprehensive income (loss) -
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the year, net of income tax benefit of $117 in 2005	(152)	18	(69)
Less reclassification adjustment for gains realized in net income (loss)	—	4	9

Net unrealized (losses) gains	(152)	14	(60)

Comprehensive income (loss)	$4,731	$(2,866)	$(2,769)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,883	$(2,880)	$(2,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,227	770	653
Provision for loan losses	1,903	1,279	833
Accretion of deferred loan fees and costs, net	(419)	(103)	(68)
(Accretion) amortization of investments, net	(42)	1	46
Gain on sale of securities, net-available for sale	—	(4)	(9)
Gain on sale of loans held for sale, net	(333)	—	—
Originations of loans held for sale	(80,999)	—	—
Proceeds from sale of loans held for sale	80,009	—	—
Amortization of intangible assets	39	10	—
Increase in accrued interest receivable	(1,077)	(331)	(314)
Deferred income tax benefit	(3,728)	—	—
Increase in bank-owned life insurance	(107)	(25)	—
(Increase) decrease in other assets	(57)	117	(465)
Stock compensation expense	280	119	—
Increase in accrued interest payable	165	146	15
Increase in accrued expenses and other liabilities	686	305	19

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,430	(596)	(1,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(159,318)	(125,331)	(94,637)
Acquisition of net assets, net of cash acquired	—	561	—
Proceeds from the sale of securities available for sale	—	504	5,342
Proceeds from maturing securities and principal payments on available-for-sale securities	333,175	53,007	1,230
Purchase of securities available for sale	(326,079)	(71,367)	(8,077)
Repayment (Purchase) of FHLB stock and Bank-owned life insurance, net	121	(3,321)	(278)
Purchase of premises and equipment	(1,115)	(2,242)	(340)

NET CASH USED IN INVESTING ACTIVITIES	(153,216)	(148,189)	(96,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	119,016	174,910	71,827
Takedown of Advances	20,000	—	—
Repayment of Advances	(17,000)	—	—
Repayment of short-term notes	—	(2,133)	—
Proceeds from issuance of subordinated debt, net	9,000	2,000	—
(Redemption) issuance of Series A preferred stock	(1,275)	3,400	—
Net proceeds from issuance of common stock	13,265	20,081	8,983

NET CASH PROVIDED BY FINANCING ACTIVITIES	143,006	198,258	80,810

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,780)	49,473	(17,949)
CASH AND CASH EQUIVALENTS
Beginning of year	57,897	8,424	26,373

End of year	$50,117	$57,897	$8,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for -
Interest	$9,183	$4,816	$3,263
Noncash Transactions:
Unrealized holding (loss) gain on securities available for sale	$(152)	$14	$(60)
Increase in preferred stock for dividends paid	$125	$210	$—
Preferred stock exchanged for common stock	$2,609	$—	$—
Tax benefit from exercise of common stock options and warrants	$106	$—	$—

See accompanying notes to consolidated financial statements

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

The consolidated financial statements of Bancshares of Florida, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida, and Bank of Florida – Tampa Bay (collectively, the Banks), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated.

The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Company’s primary source of income is from the Banks, which provide a full range of commercial and consumer banking services primarily within the Naples, Ft. Lauderdale, Palm Beach and Tampa Bay areas of Florida. Bank of Florida – Southwest converted from a national charter to a state chartered bank effective January 1, 2005 and became subject to regulation of the Florida Department of Financial Services as of that date in addition to the continued regulation of the Federal Deposit Insurance Corporation. Bank of Florida and Bank of Florida – Tampa Bay are also state-chartered banks and subject to regulation of both the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

Bank of Florida Trust Company (the “Trust Company”) was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida - Southwest. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

Use of Estimates:

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in such estimates and assumptions might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Material estimates that are particularly susceptible to significant changes in the near term are related to the determination of the allowance for loan losses and the deferred tax asset. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents include cash, demand balances due from banks, interest-bearing deposits with banks, and federal funds sold. These assets have original maturities of three months or less and their carrying amount is considered a reasonable estimate of their fair value.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities:

At date of purchase, securities are classified as held to maturity, trading, or available for sale. Premiums and discounts on securities are amortized as an adjustment to yield using the interest method.

Securities for which the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. Securities are classified as “trading” securities if bought and held principally for the purpose of selling them in the near future. Trading securities are recorded at fair value with unrealized gains and losses included in operations. No investments were held for trading purposes at December 31, 2005 and 2004. Securities classified as “available for sale” are those securities that may be sold prior to maturity as part of the Company’s asset/liability management strategies or in response to other factors. These securities are reported at fair value with unrealized gains and losses excluded from operations and reported net of tax as a separate component of stockholders’ equity until realized. Other investments, which include Federal Home Loan Bank stock and other Bank stock, are carried at cost as such investments do not have readily determinable fair values.

A decline in the fair value of any available for sale security or held to maturity security below cost that is deemed other than temporary results in a reduction of the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Declines in the value of investment securities judged to be other than temporary are recognized as losses in the statements of operations. Realized gains and losses on sales of investment securities are determined by specific identification of the security sold.

Loans held for sale:

Loans held for sale, which are composed of residential mortgage loans, are reported at the lower of cost or fair value on an aggregate loan portfolio basis. Gains or losses realized on the sale of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold including any deferred origination fees and costs, adjusted for any servicing asset or liability retained. Gains and losses on sales of residential mortgage loans are included in mortgage banking income in the consolidated statements of operations.

Loans:

Loans held for investment are stated at the principal amount outstanding, net of unearned income, any net deferred fees and costs on originated loans, and an allowance for loan losses. Loan origination and commitment fees and certain direct costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income using a method that approximates the interest method, generally over the contractual life of the loan. Interest income on all loans is accrued based on the outstanding daily balances.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” , and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical peer bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Larger impaired credits that are measured according to SFAS No. 114 have been defined to include loans which are classified as doubtful, substandard or special mention risk grades where the borrower relationship is greater than $250,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial and commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114 and large groups of smaller balance homogeneous loans evaluated based on regulatory guidelines and historical peer bank loss experience which are adjusted for qualitative factors.

Premises and Equipment:

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Gains and losses on routine dispositions, if any, are reflected in current operations. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets, ranging from three to thirty years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is less. The useful lives used in computing depreciation and amortizations are as follows:

Buildings and improvements	30 years
Furniture and equipment	3 - 7 years
Leasehold improvements	5 - 20 years

Valuation of Long-Lived Assets:

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met. The Company and its subsidiaries file consolidated tax returns.

Intangible Assets:

Intangible assets subject to amortization include a market value adjustment related to the acquisition of Bank of Florida – Tampa Bay on July 27, 2004. On that date, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $925,000 ($974,000 gross carrying amount less $49,000 accumulated amortization) and $964,000 ($974,000 gross carrying amount less $10,000 accumulated amortization) at December 31, 2005 and 2004, respectively. This intangible is being amortized on a straight-line basis over 25 years. The estimated amortization expense for each of the five succeeding years ending December 31st is $38,955 per year.

Off-Balance-Sheet Financial instruments:

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, standby letters of credit and unfunded commitments under lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the 2005 financial statements presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Income (Loss) Per Common and Common Equivalent Share:

Basic income (loss) per share represents net income (loss) available to common shareholders minus preferred stock dividends divided by the weighted-average number of common shares outstanding during the year. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options computed using the treasury stock method. Because the Company reported net losses in 2004 and 2003, all common stock equivalents were anti-dilutive and basic during those periods and diluted loss per share was the same as basic in those periods.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) Per Common and Common Equivalent Share (continued):

Components used in computing income (loss) per share are summarized as follows (In Thousands, except share data):

	For the three Years ended December 31,
	2005			2004			2003
	Net Income	Weighted Average Shares Outstanding	Income Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net income (loss)	$4,883			$(2,880)			$(2,709)
Less preferred stock dividends and redemption premium	(274)			(210)			—

Income (loss) available to common shareholders - basic	4,609	5,595,233	$0.82	(3,090)	3,811,270	$(0.81)	(2,709)	2,948,514	$(0.92)
Dilutive effect of stock options outstanding		153,933	—		—	—		—
Dilutive effect of warrants outstanding		64,064	—		—	—		—

Income (loss) available to common shareholders – diluted	$4,609	5,813,230	$0.79	$(3,090)	3,811,270	$(0.81)	$(2,709)	2,948,514	$(0.92)

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) that replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation (continued):

Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005. In anticipation of the adoption of Statement 123(R), the Company accelerated vesting of nearly all outstanding unvested stock options and warrants (“Instruments”) to purchase shares of common stock on December 14, 2005.

Stock options totaling 222,064 and stock warrants totaling 83,010, which would otherwise have vested from time to time over the next five years, became immediately exercisable as a result of this action. The number of shares, exercise prices and remaining terms of the options and warrants remain unchanged. The decision to accelerate the vesting of these instruments, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its statement of operations in future periods upon the adoption of Statement 123(R) beginning in January 2006.

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $10.19, $6.30 and $5.56, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	40.00%	34.00%	32.00%
Risk free interest rate	4.20%	3.45%	3.81%
Expected life	7 years	10 years	10 years

Had compensation cost for the Company’s stock option plan been determined under Statement 123, based on the fair market value at the grant dates, the Company’s proforma net income (loss) and net income (loss) per share would have been as follows (Dollars In Thousands, except per share data):

	2005	2004	2003
Net income (loss) as reported	$4,883	$(2,880)	$(2,709)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,945)	(481)	(415)

Proforma net income (loss)	$2,938	$(3,361)	$(3,124)

Income (loss) per share as reported:
Net income (loss) per share - basic	$0.82	$(0.81)	$(0.92)

Net income (loss) per share - diluted	$0.79	$(0.81)	$(0.92)

Proforma Income (loss) per share:
Net income (loss) per share - basic	$0.48	$(0.94)	$(1.06)

Net income (loss) per share - diluted	$0.46	$(0.94)	$(1.06)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements:

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

On December 16, 2004, the FASB issued Statement 123(R). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The provisions of Statement 123(R) are effective prospectively as of the first interim or annual reporting period that begins after June 15, 2005. On March 30, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107, “Application of FASB Statement 123R, Share-Based Payment” which amends the effective date to begin the first annual period beginning after June 15, 2005. In anticipation of the adoption of SFAS No. 123(R), the Company accelerated vesting of nearly all outstanding unvested stock options and warrants (“Instruments”) to purchase shares of common stock on December 14, 2005. The decision to accelerate the vesting of these instruments, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its statements of operations in future periods upon the adoption of SFAS 123(R) beginning in January 2006. As a result, the implementation of this statement is expected to result in an additional $49,000 in expense for fiscal year 2006, based on current options outstanding.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 2004 and 2003

NOTE 2—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (In Thousands):

	Amortized Cost	Gross Unrealized		Estimated
		Gains	Losses	Fair Value
At December 31, 2005
Available for sale securities:
Mortgage-backed securities	$4,827	$—	$(132)	$4,695
U.S. Treasury securities and other U.S. agency obligations	14,030	3	(182)	13,851
Independent Bankers Bank stock	51	—	—	51

Total Securities available for sale	$18,908	$3	$(314)	$18,597

Securities held to maturity- Other Bonds	$25	$—	$—	$25

Total Securities	$18,933	$3	$(314)	$18,622

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At December 31, 2004
Available for sale securities:
Mortgage-backed securities	$3,943	$10	$(34)	$3,919
U.S. Treasury securities and other U.S. agency obligations	21,993	3	(21)	21,975
Independent Bankers Bank stock	51	—	—	51

Total Securities available for sale	$25,987	$13	$(55)	$25,945

There were no sales of available for sale securities in 2005. Proceeds from sales of securities available for sale for the year ended December 31, 2004 and 2003 totaled $504,000 and $5,342,000, respectively. Gross gains recorded on sales of securities available for sale for the years ended December 31, 2004 and 2003 totaled $4,000 and $9,000, respectively. There were no securities pledged as collateral as of December 31, 2005 and 2004, respectively. The Company did not hold any tax exempt securities and there were no investments in securities from a single issuer which exceeded ten percent of stockholders’ equity as of December 31, 2005 and 2004, respectively.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 2—SECURITIES (continued)

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (In Thousand):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$(18)	$735	$(114)	$3,961
U.S. Treasury securities and other U.S. agency obligations	(131)	12,399	(51)	1,424

Total securities available for sale	$(149)	$13,134	$(165)	$5,385

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Banks’ portfolios and analysis servicer. As of December 31, 2005, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (In Thousands):

	Amortized Cost	Fair Value	Average Yield
Due after one through five years	$14,051	$13,865	3.90%
Due after five through ten years	2,784	2,721	4.28%
Due after ten years	2,047	1,985	4.11%

Subtotal	18,882	18,571	3.98%
Independent Bankers Bank Stock	51	51	—

Totals	$18,933	18,622	3.97%

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 3—LOANS

The composition of the loan portfolio at December 31 is as follows (In Thousands):

	2005	2004
Real estate:
Commercial real estate	$180,039	$103,597
Real estate - construction	141,534	65,172
One-to-four family residential	64,805	60,124
Multi-family	25,255	14,627

Total Real Estate Loans	411,633	243,520
Commercial Loans	36,834	42,721
Lines of credit	26,393	23,871
Consumer loans	11,391	15,869

Total Gross loans held for investment	486,251	325,981
Less: allowance for loan losses	(4,603)	(2,817)
Less: deferred loan (fees) costs, net	(852)	(202)

Total loans held for investment, net	$480,796	$322,962

Residential one-to-four family - loans held for sale	$1,323	$—

At December 31, 2005, the Company had one loan totaling $500,000 which was classified as impaired under SFAS No. 114. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. A specific allowance was not required on this impaired loan as no loss is expected. At December 31, 2004, the Company did not hold any loans that were classified as impaired. The average recorded investment in impaired loans was approximately $260,000 and zero for the years ended December 31, 2005 and 2004, respectively. The amount of interest recognized on impaired loans during the portion of the year that they were impaired was not significant for 2005.

The Company had five loans totaling $321,000 and four loans totaling $544,000 on which interest was not being accrued as of December 31, 2005 and 2004, respectively. Income that would have been recognized during 2005, 2004 and 2003 on such loans, if they were in accordance with their original terms, was $18,000, $30,000 and $4,000, respectively. There were no loans past due 90 days or more and still accruing interest at December 31, 2005. Loans past due 90 days or more and still accruing interest totaled $42,000, at December 31, 2004. There were no outstanding commitments to extend credit related to those loans in non accrual status or 90 days or more past due.

The activity in the allowance for loan losses for the years ended December 31 is as follows (In Thousands):

	2005	2004	2003
Balance at beginning of year	$2,817	$1,568	$907
Provision charged to operations	1,903	1,279	833
Charge-offs	(122)	(40)	(176)
Recoveries	5	10	4

Balance at end of year	$4,603	$2,817	$1,568

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 4—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (In Thousands):

	2005	2004
Land	$545	$545
Building	1,056	1,056
Leasehold improvements	2,793	2,809
Furniture, fixtures and equipment	2,534	2,137
EDP equipment and software	2,715	2,475
Construction in Progress	209	—

Total premises and equipment	9,852	9,022
Less: accumulated depreciation and amortization	3,136	2,194

Total premises and equipment, net	$6,716	$6,828

NOTE 5—INCOME TAXES

At December 31, 2005, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration dates of the net operating loss carryforwards. Based upon that assessment, the Company reversed its valuation allowance on its deferred tax assets at December 31, 2005, resulting in a $3.7 million income tax benefit. This action was taken following the culmination of three profitable quarters in 2005 and management’s completion of projections for 2006. As a result, the Company determined that it is more likely than not that the deferred tax assets will be realized against future taxable income and therefore, the valuation allowance was reversed. At December 31, 2004, the Company had recorded a valuation allowance of $4,157,000.

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (In Thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$2,311	$3,488
Allowance for loan losses	1,635	956
Organizational and startup costs	137	102
Compensation costs	196	—
Other deferred tax assets	5	86
Unrealized loss on securities available for sale	117	16

	4,401	4,648
Valuation allowance	—	(4,157)

Deferred tax assets	4,401	491

Deferred tax liabilities:
Depreciation on premises and equipment	439	488
Other deferred tax liabilities	11	3

Deferred tax liabilities	450	491

Deferred tax assets, net	$3,951	$—

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 5—INCOME TAXES (continued)

At December 31, 2005, the Company had Federal and State tax net operating loss carryforwards of approximately $6,145,000 expiring during 2022 through 2024.

A deferred income tax benefit totaling $3,728,000 was recorded for the year ended December 31, 2005. No income tax provision has been recorded for each of the years in the two year period ended December 31, 2004. The income tax benefit differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2005, 2004 and 2003 due to the following (In Thousand):

	2005		2004		2003
Computed tax benefit, at statutory rate	$393	34.0%	$(979)	(34.0)%	$(921)	(34.0)%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	(4,157)	(359.9)%	1,145	36.9%	991	36.6%
State income taxes, net of Federal tax benefit	42	3.6%	(104)	(3.6)%	(94)	(3.5)%
Tax exempt life insurance income	(40)	(37.6)%	(9)	(37.6)%	—
Other	34	37.1)%	(53)	38.3%	24.9%

	$(3,728)	(322.8)%	$—	0.0%	$—	0.0%

NOTE 6—DEPOSITS

Deposits at December 31 are comprised of the following (In Thousands):

	2005	2004
Interest-bearing:
Money market	$162,346	$107,331
NOW accounts	50,114	33,771
Savings	5,148	5,107
Certificates of deposit:
Less than $100,000	50,319	94,074
$100,000 or more	143,391	74,750

Total interest bearing deposits	411,318	315,033
Demand (non-interest bearing)	83,762	61,031

Total deposits	$495,080	$376,064

The maturities on all certificates of deposits as of December 31, 2005 for each of the five successive years are as follows (In Thousands):

2006	$136,524
2007	37,541
2008	13,326
2009	1,748
2010	4,571

Total	$193,710

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 6—DEPOSITS (continued)

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2005 (In Thousands):

TIME CERTIFICATES OF DEPOSITS
Three months or less	$31,775
Four – six months	23,689
Seven – 12 months	44,546
Over 12 months	43,381

Total	$143,391

Included in interest expense is $1,927,000, $1,477,000 and $1,005,000, which relates to interest on certificates of deposit of $100,000 or more for 2005, 2004 and 2003, respectively.

NOTE 7—SUBORDINATED DEBT

On October 7, 2005, Bank of Florida, Ft. Lauderdale, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2005 was 6.39%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida, Ft. Lauderdale subsidiary.

On September 30, 2005, Bank of Florida, Ft. Lauderdale, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2005 was 6.99%. Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida, Ft. Lauderdale subsidiary.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2005 was 6.15%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida - Southwest subsidiary.

During June of 2004, Bank of Florida – Southwest issued $2 million in subordinated debt to a local community bank. Interest was payable at a rate of Prime less one percent during the first sixty days, Prime plus zero percent for the next sixty days, and Prime plus one percent thereafter. This debenture was redeemable by Bank of Florida – Southwest at its option, without penalty. Bank of Florida – Southwest repaid the subordinated debt plus accrued interest on August 8, 2005.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2005, the Company had $3.0 million in advances from the Federal Home Loan Bank (FHLB), at a rate of 4.26%, maturing on June 24, 2008. The Company did not have any FHLB advances at December 31, 2004. At December 31, 2005, the Company had an unused credit line of $32.1 million. Borrowings from the Federal Home Loan Bank of Atlanta (FHLB) may be either on a fixed or variable rate basis. These borrowings are collateralized by the Company’s FHLB stock and a blanket lien on one-to-four family residential loans and certain loans secured by multifamily dwellings for Bank of Florida – Southwest totaling $17,568,000 as of December 31, 2005.

NOTE 9—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating lease agreements for certain bank offices, which expire on various dates through 2019. In addition, the Company has operating leases for office equipment, which expire on various dates through 2011. Certain of these leases require the payment of common area maintenance expenses and may also include renewal options. Rent expense was $2,005,000 for 2005, $1,423,000 for 2004, and $976,000 for 2003 related to these leases.

Future minimum lease commitments as of December 31, 2005 are as follows (In Thousands):

Year ending December 31st:
2006	$2,556
2007	2,372
2008	2,148
2009	1,912
2010	1,583
Thereafter	7,263

Total minimum payments required	$17,834

As of December 31, 2005, the Company had available $20.3 million in lines of credit with financial institutions, all of which are for variable rate borrowing. In addition, two of the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, the Bank of Florida – Southwest and Bank of Florida in Ft. Lauderdale may borrow up to 20% and 10%, respectively of their outstanding assets. Please refer to “Note-8 Federal Home Loan Bank Advances” of the “Notes to the Consolidated Financial Statements” for further information on these borrowings.

From time-to-time, we are involved in litigation arising in the ordinary course of our business. The Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 10—RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. The Company contributed to the Plan in the amounts of $225,000, $98,000 and $93,000 during 2005, 2004 and 2003, respectively. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

During 2004, the Company implemented a supplemental executive retirement plan (the “Plan”) to provide supplemental income for certain key executives after their retirement. The Plan, which is unfunded, is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership. The Company has approximately $121,300 and $22,700 accrued at December 31, 2005 and 2004, respectively, towards this plan, which is included in other liabilities in the accompanying consolidated balance sheets.

The Company also purchased bank-life insurance (“BOLI”) policies on these plan participants. The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognizes revenue from the investment returns from the BOLI and compensation expense for the amounts accrued toward the participants’ retirement fund. Revenue earned from the BOLI amounted to $107,000 and $25,000 during the years ended December 31, 2005 and 2004, respectively. Such revenue is included in other income in the accompanying consolidated statements of operations. The Company recognized net earnings of $8,400 and $2,300, consisting of earnings on bank-owned life insurance policies, net of compensation expenses accrued in connection with the Plan during 2005 and 2004, respectively. No income or expense items were recognized during fiscal year 2003.

NOTE 11—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks, Bank of Florida Trust Company, and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans is as follows (In Thousands):

	2005	2004
Loan balances at beginning of year	$7,154	$10,027
New loans	13,906	2,782
Advances (Repayments), net	1,873	(5,655)

Loan balances at end of year	$22,933	$7,154

The Banks also accept deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits are accepted on substantially the same terms as those of other depositors.

During 2002, the Company engaged Centuric LLC (f/k/a MSMR Business Solutions) of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service primarily includes the purchase of computer hardware and software, telephones, network management services and disaster recovery. Centuric, LLC, a consulting and outsourcing firm specializing in system integration, network management and security, disaster recovery and business contingency planning was an affiliate of Madsen, Sapp

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 11—RELATED PARTY TRANSACTIONS (Cont’d)

Mena Rodriquez & Co. until 2004. Ramon A. Rodriguez, a director of Bancshares of Florida, is the President and CEO of Madsen Sapp Mena Rodriguez & Co. Ramon A. Rodriguez also currently serves as a director of Centuric, LLC. The Company paid Centuric, LLC approximately $632,000, $690,000 and $135,000 in 2005, 2004, and 2003, respectively. Of the $632,000 paid to Centuric, LLC in 2005, $251,000 was for the purchase of computer equipment and software.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC. Citizens Reserve, LLC is principally owned by several directors of the Company. Monthly lease payments as of December 31, 2005 were $68,000. Total rent charged to operations under this lease was $720,000, $734,000 and $645,000 in 2005, 2004 and 2003, respectively. The lease term expires in 2012. Commitments under this lease agreement are included in NOTE 9.

On August 11, 2005, Bank of Florida, Ft. Lauderdale signed a letter of intent for a nonbinding ten year lease of a new office facility in downtown Ft. Lauderdale. The lease will commence on or about April 2007 with 200 Brickell Associates, Ltd., of which Terry W. Stiles, a director of Bancshares of Florida, is a limited partner. The Company did not incur any cost in connection with this agreement in 2005.

On June 29, 2005, Bank of Florida – Tampa Bay signed a sublease agreement with Florida Financial Advisors, Inc. (“Florida Financial”), whereby Florida Financial would sublease space from Bank of Florida – Tampa Bay for a period of one year. The lease commenced on July 1, 2005 with Florida Financial, of which Edward Kaloust, a director of Bancshares of Florida, is a managing member. The Company received $18,000 in sublease income during 2005.

NOTE 12—STOCK WARRANTS AND OPTIONS

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 113,330 shares of common stock at an exercise price of $10 per share. These warrants were fully vested as of December 31, 2005 and will expire 10 years after the date of grant.

In connection with the opening of Bank of Florida, a newly formed state-chartered bank, in Ft. Lauderdale, Florida, the Company granted to certain organizers warrants to purchase 78,526 shares of common stock at an exercise price of $10 per share. The warrants were vesting in equal increments of 20% commencing on the first anniversary of the date of grant (July 31, 2002) and on each anniversary date thereafter until fully vested. The vesting period on these warrants was accelerated in December 2005. Warrants may be exercised in whole or in part for $10 per share beginning on the one year anniversary of the date of grant and expiring 10 years after the grant date.

In connection with the opening of a branch of the Bank of Florida, Ft. Lauderdale, in the Palm Beach area of Florida, the Company granted to Advisory Board members warrants to purchase 40,000 shares of common stock at an exercise price of $12.50 per share. The warrants will vest in equal increments of 20% commencing on the date operations commenced (October 4, 2004) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $12.50 per share beginning on the commencement date and expiring 10 years after the commencement date. Compensation expense totaling $115,000 and $57,000 was recognized during 2005 and 2004, respectively, in connection with these warrants. In addition, compensation expense totaling $51,000 and $6,000 was recognized during 2005 and 2004, respectively, in connection with certain stock options which were also granted to these Advisory Board members during 2004.

As a result of the acquisition of Bank of Florida–Tampa Bay (In Organization), the Company named certain individuals of the investor group as directors of Bank of Florida–Tampa Bay. These directors have been awarded warrants to purchase 85,333 shares of common stock at an exercise price of $12.50. Twenty percent of the warrants became exercisable on the date that the bank opened for business (November 5, 2004), and twenty percent was scheduled to become exercisable on each of the four succeeding anniversaries of that date. The vesting period on

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 12—STOCK WARRANTS AND OPTIONS (continued)

these warrants was accelerated in December 2005. All of the warrants will expire five years from the date the bank opened for business. The Company may call the warrants if it or any of its subsidiaries is the subject of a formal capital call by a governmental agency. Compensation expense totaling $114,000 and $56,000 was recognized during 2005 and 2004, respectively, in connection with these warrants.

If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. At December 31, 2005 warrants to purchase 288,190 common shares were outstanding, of which 265,390 were fully vested.

In 2000, the Company adopted the 1999 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorizes grants of options to purchase no less than 11.5% of outstanding shares. In no event, however, will the number of reserved shares ever exceed 1,000,000 shares. The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grants of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years, subject to earlier termination in the event the participant ceases to be an employee. The stock options vest ratably over a three to five-year periods commencing one year from the date of grant, except as otherwise decided by the Board of Directors. The Plan will terminate on August 24, 2009.

In anticipation of the adoption of SFAS No. 123(R), the Company accelerated vesting of nearly all outstanding unvested stock options and warrants (“Instruments”) to purchase shares of common stock on December 14, 2005. Stock options’ totaling 222,064 and stock warrants totaling 83,010, which would otherwise have vested from time to time over the next five years, became immediately exercisable as a result of this action. The number of shares, exercise prices and remaining terms of the options and warrants remain unchanged. The decision to accelerate the vesting of these instruments, which the Company believes to be in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense that would have been recorded in its statement of operations in future periods upon the adoption of SFAS 123(R) beginning in January 2006.

At December 31, 2005, there were no additional shares available for grant under the Plan. Stock option activity during the periods indicated were as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 2002	142,600	$10.00
Granted	191,649	10.50
Forfeited	(22,450)	10.00

Balance December 31, 2003	311,799	10.31
Granted	161,500	15.51
Exercised	(18,100)	10.00
Forfeited	(8,250)	11.36

Balance December 31, 2004	446,949	12.18
Granted	223,195	19.26
Exercised	(10,131)	10.87
Forfeited	(4,824)	12.76

Balance December 31, 2005	655,189	$14.61

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 12—STOCK WARRANTS AND OPTIONS (continued)

The following table summarizes information about the stock options outstanding at December 31, 2005:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Options Exercisable
$10.00 - $12.94	294,853	6.1	294,853
$13.00 - $15.90	122,640	8.6	122,640
$16.01 - $18.30	119,650	8.8	114,650
$19.83 - $23.10	118,046	10.0	118,046

Total	655,189		650,189

NOTE 13—STOCKHOLDERS’ EQUITY

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

NOTE 14—REGULATORY MATTERS

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

The Company is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 14—REGULATORY MATTERS (continued)

certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulator can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

At December 31 actual capital levels and minimum required levels were as follows (In Thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total capital (to risk weighted assets)
Consolidated	$72,228	13.37%	$43,206	8.00%	$—	N/A
Bank of Florida – Southwest	32,308	10.96%	23,587	8.00%	29,483	10.00%
Bank of Florida	24,600	13.49%	14,584	8.00%	18,229	10.00%
Bank of Florida – Tampa Bay	7,603	11.76%	5,170	8.00%	6,463	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$56,625	10.48%	$21,603	4.00%	$—	N/A
Bank of Florida – Southwest	24,795	8.41%	11,793	4.00%	17,690	6.00%
Bank of Florida	17,060	9.36%	7,292	4.00%	10,938	6.00%
Bank of Florida – Tampa Bay	7,053	10.91%	2,585	4.00%	3,878	6.00%
Tier 1 leverage (to average assets) – leverage ratio
Consolidated	$56,625	10.28%	$22,026	4.00%	$—	N/A
Bank of Florida – Southwest	24,795	8.73%	11,364	4.00%	14,205	5.00%
Bank of Florida	17,060	8.35%	8,174	4.00%	10,217	5.00%
Bank of Florida – Tampa Bay	7,053	10.77%	2,620	4.00%	3,275	5.00%
2004
Total capital (to risk weighted assets)
Consolidated	$45,731	13.24%	$27,628	8.00%	$—	N/A
Bank of Florida – Southwest	22,030	10.03%	17,578	8.00%	$21,973	10.00%
Bank of Florida	11,882	10.98%	8,656	8.00%	$10,821	10.00%
Bank of Florida – Tampa Bay	7,859	41.15%	1,528	8.00%	1,910	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$40,914	11.85%	$13,814	4.00%	$—	N/A
Bank of Florida – Southwest	18,361	8.36%	8,789	4.00%	13,184	6.00%
Bank of Florida	10,861	10.04%	4,328	4.00%	6,492	6.00%
Bank of Florida – Tampa Bay	7,733	40.49%	764	4.00%	1,146	6.00%
Tier 1 capital (to average assets) – leverage ratio
Consolidated	$40,914	11.07%	$14,787	4.00%	$—	N/A
Bank of Florida – Southwest	18,361	8.01%	9,165	4.00%	11,456	5.00%
Bank of Florida	10,861	8.27%	5,253	4.00%	6,566	5.00%
Bank of Florida – Tampa Bay	7,733	59.12%	523	4.00%	654	5.00%

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 14—REGULATORY MATTERS (continued)

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

The Company was considered well capitalized as of December 31, 2005 and 2004. Management is not aware of any events or circumstances that have occurred since December 31, 2005 that would change the Company’s capital category.

NOTE 15—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, large portions of the commitments are scheduled to be participated to other financial institutions. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. These standby letters of credit are secured by real estate with a fair value of $455,000 and $1.9 million in Certificates of Deposits maintained by the Banks.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 15—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (cont’d)

The Banks’ exposure to off-balance sheet financial risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk (In Thousands):

	Contract Amount
	2005	2004
Unfunded commitments under lines of credit	$149,380	$87,183
Standby letters of credit	2,345	1,646
Commitments to extend credit	99,767	—

The Company does not currently have any financial guarantees which must be disclosed pursuant to the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value estimates are presented for financial instruments without attempting to estimate the value of the Banks’ long-term relationships with depositors and the benefit that results from low cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities held to maturity, fair value equals the carrying amount. For securities available for sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted securities: The carrying value of Federal Home Loan Bank and Federal Reserve Bank Stock approximates its fair value since it is restricted stock and would only be sold to the Federal Home Loan Bank at cost.

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

Federal Home Loan Bank Advances: The fair value for Federal Home Loan Bank Advances are estimated by discounting future cash flows using rates currently offered for instruments of similar remaining maturities.

Accrued interest: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS (Cont’d)

Off-balance sheet instruments: The fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these financial instruments is not significant.

The following tables present the estimates of fair value of financial instruments as of December 31(In Thousands):

	2005
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$50,117	$50,117
Securities held to maturity	25	25
Securities available for sale	18,597	18,597
Loans held for sale	1,323	1,323
Net loans held for investment	480,796	476,997
Restricted securities	918	918
Accrued interest receivable	2,196	2,196
Financial liabilities:
Deposits	495,080	488,464
Subordinated debt	11,000	11,683
Federal Home Loan Bank advances	3,000	2,974
Accrued interest payable	352	352
Off-balance-sheet financial instruments	—	—

	2004
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$57,897	$57,897
Securities available for sale	25,945	25,945
Net loans held for investment	322,962	322,818
Restricted securities	1,039	1,039
Accrued interest receivable	1,119	1,119
Financial liabilities:
Deposits	376,064	360,026
Subordinated debt	2,000	1,990
Accrued interest payable	187	187
Off-balance-sheet financial instruments	—	—

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 17—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bancshares of Florida, Inc. (parent company only) as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, is as follows (In Thousands):

BALANCE SHEETS
	December 31
	2005	2004
Assets:
Investment in and indebtedness of subsidiaries	$53,502	$39,336
Cash and due from banks	4,172	1,319
Premises and equipment	547	456
Deferred tax asset	1,081	—
Intangible assets	—	964
Other assets	245	165

TOTAL ASSETS	$59,547	$42,240

Liabilities:
Accrued expenses and other liabilities	$486	$286
Stockholders’ equity:
Preferred stock	—	3,610
Common stock	59	48
Additional paid-in capital	66,066	49,817
Accumulated deficit	(6,870)	(11,479)
Accumulated other comprehensive (loss) income	(194)	(42)

TOTAL STOCKHOLDERS’ EQUITY	59,061	41,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,547	$42,240

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2005	2004	2003
Income:
Interest on investment securities and other	$17	$32	$—
Holding Company service fee income	3,183	—	—

TOTAL INCOME	3,200	32	—

Expenses:
Salaries and employee benefits	3,926	1,534	151
Occupancy	753	439	1
General operating	1,642	1,305	433

TOTAL EXPENSES	6,321	3,278	585

LOSS FROM OPERATIONS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(3,121)	(3,246)	(585)

Income tax benefit	(974)	—	—

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(2,147)	(3,246)	(585)
Equity in undistributed net income (loss) of subsidiaries	7,030	366	(2,124)

NET INCOME (LOSS)	4,883	(2,880)	(2,709)
Accumulated deficit:
Preferred stock dividends	(125)	(210)	—
Premiums paid on redemption/conversion of Preferred stock	(149)	—	—
Beginning of year	(11,479)	(8,389)	(5,680)

End of year	$(6,870)	$(11,479)	$(8,389)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 17—CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,883	$(2,880)	$(2,709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	(7,030)	(366)	2,124
Accretion of investments, net	—	(32)	—
Amortization of intangible asset	—	10	—
Stock compensation expense	280	—	—
Deferred income tax benefit	(975)	—	—
(Increase) Decrease in other assets	(80)	205	(50)
Increase (decrease) in accrued expenses and other liabilities	200	273	(49)

NET CASH USED IN OPERATING ACTIVITIES	(2,722)	(2,790)	(684)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(6,324)	(19,606)	(8,233)
Proceeds from maturing securities	—	50,406	—
Purchase of securities available for sale	—	(50,374)	—
Purchase of premises and equipment	(91)	(456)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,415)	(20,030)	(8,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	13,265	20,081	8,983
(Redemption) issuance of Series A preferred stock	(1,275)	3,400	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,990	23,481	8,983

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,853	661	66
Cash and cash equivalents:
Beginning of year	1,319	658	592

End of year	$4,172	$1,319	$658

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 18— MERGERS AND ACQUISITIONS

Bristol Bank

On March 7, 2006, the Company announced the execution of a definitive agreement with Bristol Bank, a $93 million-asset bank based in Coral Gables, Florida, by which Bancshares of Florida, Inc. will acquire Bristol Bank by merging it into Bank of Florida, in Ft. Lauderdale, a wholly-owned subsidiary of Bancshares of Florida, Inc..

Under the terms of the definitive agreement, Bristol’s shareholders will receive $20.9 million, of which 70% will be paid in Bancshares common stock and 30% in cash. This equates to approximately 2.07 times Bristol’s book value as of September 30, 2005. The merger is subject to customary closing conditions, including approval from the shareholders of Bristol Bank and banking regulators. The transaction is expected to close early in the third quarter of 2006.

Upon completion of the acquisition, the Company will have assets exceeding $663 million based on December 31, 2005 balances, with the following affiliates: Bank of Florida, Fort Lauderdale in Broward, Dade and Palm Beach Counties; Bank of Florida, Southwest in Collier County; Bank of Florida, Tampa Bay in Hillsborough County; and Bank of Florida Trust Company.

Bank of Florida - Tampa Bay

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida—Tampa Bay (In Organization), which had not yet been incorporated or commenced its planned principal operations. For this acquisition the Company paid $300,000 in cash to an investor group. The acquisition was consummated as a means for Bancshares to expand its business in Florida and provide traditional banking services in the Tampa Bay area.

The Company does not believe this acquisition is a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of the fair value of the liabilities assumed over the fair value of the assets acquired was allocated to an amortizable identifiable intangible. The following table sets forth the assets acquired and liabilities assumed in the acquisition (In Thousands):

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

NOTE 19—SEGMENT INFORMATION

Segment information for the Company as of and for the years ended December 31, 2005, 2004 and 2003 is as shown below. Other (*) includes consolidating eliminating entries and activity at the holding company level. The four business segments are comprised of the following: Bank of Florida - Southwest commenced operations in August 1999, based in Naples, Florida; Bank of Florida commenced operations in July 2002, based in Fort Lauderdale, Florida; Bank of Florida - Tampa Bay commenced operations in November 2004, based in Tampa, Florida; Bank of Florida Trust Company commenced operations in August 2000, based in Naples, Florida; and Bancshares of Florida, Inc., incorporated in September 1998, serves as a holding company for Bank of Florida - Southwest, Bank of Florida, Bank of Florida - Tampa Bay and Bank of Florida Trust Company. Segment information is as follows (In Thousands):

For the Year Ended:	Bank of Florida—Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida-- Tampa Bay	Bank of Florida Trust Company	* Other	Consolidated
December 31, 2005
Net interest income	$9,411	$7,947	$1,700	$67	$18	$19,143
Provision for loan losses	961	518	424	—	—	1,903
Noninterest income	1,140	495	78	1,546	—	3,259
Noninterest expense	4,628	5,172	1,866	1,356	6,322	19,344
Holding company servicing costs	1,907	925	266	84	(3,182)	—

Net income (loss) before income tax benefit	3,055	1,827	(778)	173	(3,122)	1,155
Income tax benefit	(966)	(1,109)	(424)	(255)	(974)	(3,728)

Net income (loss)	$4,021	$2,936	$(354)	$428	$(2,148)	$4,883

End of Period assets	$304,156	$211,542	$64,488	$2,787	$(13,191)	$569,782

Assets under advice	$—	$—	$—	$390,002	$—	$390,002

December 31, 2004
Net interest income	$6,364	$3,304	$38	$67	$32	$9,805
Provision for loan losses	650	503	126	—	—	1,279
Noninterest income	902	211	—	1,063	—	2,176
Noninterest expense	5,433	3,189	605	1,077	3,278	13,582

Net income (loss)	$1,183	$(177)	$(693)	$53	$(3,246)	$(2,880)

End of Period assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

December 31, 2003
Net interest income	$4,288	$1,233	$—	$57	$—	$5,578
Provision for loan losses	445	388	—	—	—	833
Noninterest income	698	145	—	492	—	1,335
Noninterest expense	4,813	2,530	—	861	585	8,789

Net loss	$(272)	$(1,540)	$—	$(312)	$(585)	$(2,709)

End of Period assets	$161,697	$63,462	$—	$2,558	$(5,107)	$222,610

Assets under advice	$—	$—	$—	$131,000	$—	$131,000

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Date: March 7, 2006	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer

Date: March 7, 2006	By:	/s/ Tracy L. Keegan
Tracy Keegan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ Michael L. McMullan

Michael L. McMullan	President, Chief Executive Officer, Director	March 7, 2006

/s/ Donald R . Barber
Donald R. Barber	Director	March 7,2006

/s/ Joe B. Cox
Joe B. Cox	Director	March 7,2006

/s/ Earl L. Frye
Earl L. Frye	Chairman and Director	March 7,2006

/s/ H. Wayne Huizenga Jr.
H. Wayne Huizenga, Jr.	Director	March 7,2006

/s/ John B. James
John B. James	Director	March 7,2006

/s/ Edward. Kaloust
Edward Kaloust	Director	March 7,2006

/s/ LaVonne Johnson
LaVonne Johnson	Director	March 7,2006

/s/ Martin P. Mahan
Martin P. Mahan	Director	March 7,2006

Signature	Title	Date

/s/ Harry K. Moon
Harry K. Moon, MD	Director	March 7,2006

/s/ Michael T. Putziger

Michael T. Putziger	Director	March 7,2006

/s/ Richard Rochon

Richard Rochon	Director	March 7,2006

/s/ Ramon Rodriguez

Ramon A. Rodriguez	Director	March 7,2006

/s/ Terry W. Stiles

Terry W. Stiles	Director	March 7,2006