Form 10-Q
period 2006-03-31
BANCSHARES OF FLORIDA INC
filed 2006-05-04
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

Commission File Number 000-50091

BANCSHARES OF FLORIDA, INC.

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, as of April 30, 2006 was 5,974,282 shares of $.01 par value common stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(In Thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$18,058	$18,976
Interest-bearing deposits due from other banks	2,042	2,402
Federal funds sold	16,220	28,739

TOTAL CASH AND CASH EQUIVALENTS	36,320	50,117

Securities held to maturity	25	25
Securities available for sale	18,294	18,597
Loans held for sale	623	1,323

Loans held for investment	550,455	486,251
Less: Allowance for loan losses	5,055	4,603
Unearned income and deferred loan fees and costs	963	852

NET LOANS HELD FOR INVESTMENT	544,437	480,796

Restricted securities, Federal Home Loan Bank stock, at cost	1,605	918
Premises and equipment	6,825	6,716
Accrued interest receivable	2,525	2,196
Cash surrender value of life insurance	3,150	3,128
Deferred tax asset	3,774	3,951
Intangible asset	915	925
Other assets	1,643	1,090

TOTAL ASSETS	$620,136	$569,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$535,192	$495,080
Subordinated debt	11,000	11,000
Federal home loan bank advances	13,000	3,000
Accrued interest payable	335	352
Accrued expenses and other liabilities	1,124	1,289

TOTAL LIABILITIES	560,651	510,721

Stockholders’ Equity:
Undesignated Preferred stock, par value $.01 per share, 1.000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 5,944,533 and 5,943,783 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	59	59
Additional paid-in capital	66,119	66,066
Accumulated deficit	(6,470)	(6,870)
Accumulated other comprehensive loss	(223)	(194)

TOTAL STOCKHOLDERS’ EQUITY	59,485	59,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$620,136	$569,782

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(In Thousands, except share and per share data)

	(unaudited)
	Three-months ended March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$9,383	$5,045
Interest on securities and other	213	72
Interest on federal funds sold	349	323

TOTAL INTEREST INCOME	9,945	5,440

INTEREST EXPENSE
Interest on deposits	3,499	1,788
Interest on subordinated debt	186	32
Interest on federal home loan bank advances	42	—

TOTAL INTEREST EXPENSE	3,727	1,820

NET INTEREST INCOME	6,218	3,620

PROVISION FOR LOAN LOSSES	606	296

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,612	3,324

NONINTEREST INCOME
Mortgage banking	181	12
Trust fees	612	323
Service charges and fees	306	363

TOTAL NONINTEREST INCOME	1,099	698

NONINTEREST EXPENSES
Salaries and employee benefits	3,322	2,239
Occupancy	865	739
Equipment rental, depreciation and maintenance	361	257
Data processing	431	289
Stationary, postage and office supplies	129	135
Professional fees	195	313
Advertising, marketing and public relations	226	115
Other	512	310

TOTAL NONINTEREST EXPENSES	6,041	4,397

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	670	(375)

Income tax expense	270	—

NET INCOME (LOSS)	$400	$(375)

NET INCOME (LOSS) PER SHARE: BASIC	$0.07	$(0.09)

NET INCOME (LOSS) PER SHARE: DILUTED	$0.06	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	5,943,933	4,836,300

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	6,213,178	4,836,300

DIVIDENDS PER SHARE	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2005 and the Three-Months Ended March 31, 2006

(In Thousands, except share and per share data; unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total
	Shares Issued	Amount	Shares Issued	Amount
Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954
Net income	—	—	—	—	—	4,883	—	4,883
Exercise of stock options, warrants & other	—	—	27,797	—	384	—	—	384
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	280	—	—	280
Common stock issued, net of offering cost of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104.00 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	(152)	(152)

Balance as of December 31, 2005	—	—	5,943,783	59	66,066	(6,870)	(194)	59,061
Net income	—	—	—	—	—	400	—	400
Exercise of stock options & warrants	—	—	750	—	11	—	—	11
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	42	—	—	42
Changes in fair value on available for sale securities, net of tax	—	—	—	—	—	—	(29)	(29)

Balance, March 31, 2006	—	$—	5,944,533	$59	$66,119	$(6,470)	$(223)	$59,485

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended March 31,
	2006	2005
Net income (loss)	$400	$(375)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the Period, net of income tax benefit of $18 in 2006	(29)	(103)

Comprehensive income (loss)	$371	$(478)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2006 and 2005

(In Thousands)

	(unaudited)
	Three-Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$400	$(375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	337	293
Provision for loan losses	606	296
Accretion of deferred loan fees and costs, net	(137)	(37)
Amortization (accretion) of premiums and discounts on investments, net	6	(2)
Gain on sale of loans held for sale, net	(181)	(12)
Proceeds from sale of loans held for sale	36,025	(4,265)
Originations of loans held for sale	(35,144)	4,277
Amortization of intangible assets	10	10
Increase in accrued interest receivable	(329)	(265)
Deferred income tax expense	270	—
Increase in bank-owned life insurance	(22)	(18)
(Increase) Decrease in other assets	(628)	50
Stock compensation expense	42	17
Decrease in accrued interest payable	(17)	(1)
(Decrease) increase in accrued expenses and other liabilities	(165)	389

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,073	357

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(64,110)	(35,042)
Proceeds from maturing securities and principal payments on available-for-sale securities	250	20,228
Purchase of securities available-for-sale	—	(13,554)
Purchase of FHLB stock, net	(687)	(59)
Purchase of premises and equipment	(446)	(360)

NET CASH USED IN INVESTING ACTIVITIES	(64,993)	(28,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,112	14,310
Takedown of Advances	21,000	9,000
Repayment of Advances	(11,000)	(2,000)
Net proceeds from issuance of common stock	11	8

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,123	21,318

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,797)	(7,112)

CASH AND CASH EQUIVALENTS:
Beginning of period	50,117	57,897

End of period	$36,320	$50,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,365	$4,9630

Noncash Transactions:
Unrealized holding (loss) gain on securities available-for-sale	$(29)	$(103)

Increase in preferred stock for dividends paid	$—	$72

Tax benefit from exercise of common stock options	$4	$3

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Basis of Presentation:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of March 31, 2006 and December 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005, and the stockholders’ equity for the three and twelve months ended March 31, 2006 and December 31, 2005.

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

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2005 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2006 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2006 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Stock-based Compensation:

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 10,551 stock options were not fully vested.

In 2005, the Company’s Board of Directors approved the acceleration of vesting of virtually all outstanding stock options that existed as of December 14, 2005 (the “Acceleration”). In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three months ended March 31, 2006, was approximately $7,600 lower than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 10,551 nonvested options outstanding and there was $94,860 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through June 30, 2010.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 was $7.19 based upon expected volatility of 36%, an expected life of 7 years, an expected dividend yield of 0% and a risk free interest rate of 3.96%. ($ in thousands, except per share data):

For the three months ended March 31, 2005
Net loss as reported	$(375)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(373)

Proforma net loss	$(748)

Basic and diluted net loss per share as reported	$(0.09)

Basic and diluted proforma net loss per share	$(0.17)

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At March 31, 2006 and December 31, 2005 warrants to purchase 288,190 common shares at an average exercise price of $11.09 were outstanding, of which 265,390 were fully vested. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. Compensation expense totaling $42,200 and $10,000 was recognized during the three months ended March 31, 2006 and 2005, respectively in connection with certain of these warrants and options.

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

There were no options granted during the quarter ended March 31, 2006. At March 31, 2006, there were 201 shares available for grant under the Plan. The following table summarizes information about the stock options outstanding at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (years)	Options Exercisable
$10.00 - $12.94	274,853	6.0	274,853
$13.00 - $15.90	121,740	8.4	121,740
$16.01 - $18.30	119,650	8.6	114,650
$19.83 - $23.10	138,046	9.7	132,495

Total	654,289	7.7	643,738

Weighted Average Per Share Price	$15.01	Aggregate Option Price	$9,821

Recent Accounting Pronouncements:

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets”, (“FAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FAS 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006, with early adoption permitted. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB Statement 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement also provides guidance for determining whether retrospective application of a change is impracticable and for reporting a change when retrospective application is impracticable. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement was effective for fiscal periods beginning after June 15, 2005. This Statement did not have a material effect on the Company’s consolidated financial statements.

Income (Loss) Per Common Share:

Basic income (loss) per share represents net income (loss) available to common shareholders minus preferred stock dividends divided by the weighted-average number of common shares outstanding during the year. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method. Because the Company reported net losses in 2005, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in that period. At March 31, 2005, there were 484,875 common stock options and 290,523 warrants, respectively, that were anti-dilutive and therefore not included in the calculation above.

Components used in computing income (loss) per share for the three months ended March 31, 2006 and 2005, are summarized as follows ($ in thousands, except share data):

	For the three months ended March 31,
	2006			2005
	Net Income	Weighted- Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share
Net income (loss)	$400			$(375)
Less preferred stock dividends	—			(72)

Income (loss) available to common shareholders - basic	400	5,943,933	$0.07	(447)	4,836,300	$(0.09)
Dilutive effect of stock options outstanding		182,592	—		—
Dilutive effect of warrants outstanding		86,653	—		—

Income (loss) available to common shareholders – diluted	$400	6,213,178	$0.06	$(447)	4,836,300	$(0.09)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Segment Information

The Company has five reportable segments: Bank of Florida - Southwest, based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Bank of Florida - Tampa Bay, based in Tampa, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., the parent corporation. The following presents financial information of reportable segments as of and for the three-month periods ended March 31, 2006 and 2005 and December 31, 2005. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (In thousands).

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.- Consolidated
March 31, 2006
Net interest income	$2,865	$2,671	$644	$19	$19	$6,218
Provision for loan losses	235	259	112	—	—	606
Noninterest income	298	163	26	612	—	1,099
Noninterest expense	1,416	1,690	574	503	1,858	6,041
Holding company servicing costs	608	424	147	25	(1,204)	—

Net income (loss) before income tax	904	461	(163)	103	(635)	670
Income tax expense (benefit)	342	177	(59)	41	(231)	270

Net income (loss)	$562	$284	$(104)	$62	$(404)	$400

End of period assets	$309,549	$232,978	$75,777	$2,746	$(914)	$620,136

Assets under advice	$—	$—	$—	$409,092	$—	$409,092

December 31, 2005
Net interest income	$2,773	$2,394	$578	$18	$17	$5,780
Provision for loan losses	348	175	71	—	—	594
Noninterest income	201	179	41	457	—	878
Noninterest expense	1,265	1,480	501	363	1,839	5,448
Holding company servicing costs	479	233	68	21	(801)	—

Net income (loss) before income tax	882	685	(21)	91	(1,021)	616
Income tax expense (benefit)	(966)	(1,109)	(423)	(255)	(975)	(3,728)

Net income (loss)	$1,848	$1,794	$402	$346	$(46)	$4,344

End of period assets	$304,156	$211,542	$64,488	$2,787	$(13,191)	$569,782

Assets under advice	$—	$—	$—	$390,002	$—	$390,002

March 31, 2005
Net interest income	$1,927	$1,437	$240	$16	$—	$3,620
Provision for loan losses	145	—	151	—	—	296
Noninterest income	270	102	3	323	—	698
Noninterest expense	1,078	1,189	437	317	1,376	4,397
Holding company servicing costs	469	225	63	21	(778)	—

Net income (loss) before income tax	505	125	(408)	1	(598)	(375)
Income tax expense (benefit)	—	—	—	—	—	—

Net income (loss)	$505	$125	$(408)	$1	$(598)	$(375)

End of period assets	$250,073	$168,157	$44,291	$2,313	$(22,781)	$442,053

Assets under advice	$—	$—	$—	$200,139	$—	$200,139

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the condensed consolidated balance sheets of the Company at March 31, 2006 and December 31, 2005 are as follows (In Thousands):

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
March 31, 2006
Available for sale securities:
Mortgage-backed securities	$4,572	$—	$(149)	$4,423
U.S. Treasury securities and other U.S. agency obligations	14,029	2	(211)	13,820
Independent Bankers Bank stock	51	—	—	51

Total Securities available for sale	$18,652	$2	$(360)	$18,294

Securities held to maturity – Other Bonds	$25	$—	$—	$25

Total Securities	$18,677	$2	$(360)	$18,319

	AMORTIZED COST	GROSS UNREALIZED		ESTIMATED FAIR VALUE
		GAINS	LOSSES
December 31, 2005
Available for sale securities:
Mortgage-backed securities	$4,827	$—	$(132)	$4,695
U.S. Treasury securities and other U.S. agency obligations	14,030	3	(182)	13,851
Independent Bankers Bank stock	51	—	—	51

Totals	$18,908	$3	$(314)	$18,597

Securities held to maturity – Other Bonds	$25	$—	$—	$25

Total Securities	$18,933	$3	$(314)	$18,622

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities (cont’d)

Information pertaining to securities with gross unrealized losses at March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities of U.S. government agencies	$—	$—	$(149)	$4,422
U.S. Treasury securities and other U.S. agency obligations	—	—	(211)	13,794

Total securities available for sale	$—	$—	$(360)	$18,216

NOTE 4—Loans

The following table sets forth the composition of the loan portfolio at March 31, 2006 and December 31, 2005 (In thousands).

	March 31, 2006	December 31, 2005
Real estate:
Commercial real estate	$211,664	$180,039
Real estate - construction	166,654	141,534
One-to-four family residential	64,825	64,805
Multi-family	20,142	25,255

Total Real Estate Loans	463,285	411,633
Commercial Loans	52,698	36,834
Lines of credit	23,967	26,393
Consumer loans	10,505	11,391

Total Gross loans held for investment	550,455	486,251
Less: allowance for loan losses	(5,055)	(4,603)
Less: unamortized loan (fees) costs, net	(963)	(852)

Total loans held for investment, net	$544,437	$480,796

Residential one-to-four family – loans held for sale	$623	$1,323

At March 31, 2006, the Company had two loans totaling $1.1 million which were classified as impaired under SFAS 114. A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. A specific allowance was not required on these loans as no loss is expected. At December 31, 2005, the Company had one loan totaling $500,000 which was classified as impaired under SFAS No. 114. The average recorded investment in impaired loans during the three months ended March 31, 2006 was $692,000. The amount of the interest recognized on impaired loans during the three month period was not significant.

At March 31, 2006 and December 31, 2005, the Company had non-accrual loans with a balance of $45,000 and $321,000, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2006 and December 31, 2005, respectively.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

The following table represents the activity in the allowance for loan losses during the three months ended March 31, 2006 and 2005 (In thousands).

	March 31,
	2006	2005
Beginning balance	$4,603	$2,817
Provision for loan losses	606	296
Charge-offs	(154)	—
Recoveries	—	—

Ending balance	$5,055	$3,113

NOTE 5—Intangible Asset

Intangible assets subject to amortization includes a market value adjustment related to the acquisition of Bank of Florida – Tampa Bay on July 27, 2004. On that date, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $915,000 ($974,000 gross carrying amount less $59,000 accumulated amortization) and $925,000 ($974,000 gross carrying amount less $49,000 accumulated amortization) at March 31, 2006 and December 31, 2005, respectively. This intangible is being amortized on a straight-line basis over 25 years. The estimated amortization expense for each of the five succeeding years ending December 31st is $38,955 per year.

NOTE 6–Subordinated Debt

On October 7, 2005, Bank of Florida, Ft. Lauderdale, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at March 31, 2006 was 6.60%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida, Ft. Lauderdale subsidiary.

On September 30, 2005, Bank of Florida, Ft. Lauderdale, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at March 31, 2006 was 7.41%. Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida, Ft. Lauderdale subsidiary.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at March 31, 2006 was 6.81%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. Bank of Florida - Southwest will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida - Southwest subsidiary.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7–Federal Home Loan Bank Advances

At March 31, 2006, the Company had $13.0 million in advances from the Federal Home Loan Bank (FHLB), at an average rate of 4.90%, with varying maturities. The Company had $3.0 million in FHLB advances at December 31, 2005 at a rate of 4.26%, maturing on June 24, 2008. At March 31, 2006 and December 31, 2005, the Company had an unused credit line with the FHLB of $28.4 million and $32.1 million, respectively. Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by the Company’s FHLB stock and a blanket lien on one-to-four family residential loans and certain loans secured by multifamily dwellings for Bank of Florida – Southwest and Bank of Florida, in Ft. Lauderdale totaling $27.2 million and $14.2 million, respectively, as of March 31, 2006. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at March 31, 2006 and December 31, 2005, respectively ($ in thousands).

	At March 31, 2006		At December 31, 2005
	Amount	Rate	Amount	Rate
Fixed Rate; Matures June 24, 2008	$3,000	4.26%	$3,000	4.26%
Variable Rate; Daily Maturity	2,000	5.09	—	—
Variable Rate; Daily Maturity	8,000	5.09	—	—

Total FHLB Advances	$13,000	4.90	$3,000	4.26

NOTE 8–Proposed Merger and Acquisition

On March 7, 2006 the Company announced the execution of a definitive agreement with Bristol Bank, a $93 million-asset bank based in Coral Gables, Florida, by which Bancshares of Florida, Inc. will acquire Bristol Bank by merging it into Bank of Florida, Ft. Lauderdale, a wholly owned subsidiary of Bancshares of Florida, Inc. Under the terms of the definitive agreement, Bristol’s shareholders will receive $20.9 million, of which 70% will be paid in Bancshares common stock and 30% in cash. This equates to approximately 2.07 times Bristol’s book value at December 31, 2005. The merger is subject to customary closing conditions, including approval from Bristol Bank shareholders and banking regulators.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$9,945	$8,820	$7,560	$6,671	$5,440
Total interest expense	3,727	3,040	2,371	2,117	1,820

Net interest income before provision for loan losses	6,218	5,780	5,189	4,554	3,620
Provision for loan losses	606	594	614	399	296

Net interest income after provision for loan losses	5,612	5,186	4,575	4,155	3,324
Noninterest income	1,099	878	865	819	698
Noninterest expense	6,041	5,448	4,853	4,647	4,397

Net income (loss) before tax	670	616	587	327	(375)
Income tax expense (benefit)	270	(3,728)	—	—	—

Net income (loss)	$400	4,344	587	327	(375)

Share Data:
Basic income (loss) per share	$0.07	$0.73	$0.10	$0.02	$(0.09)
Diluted income (loss) per share	0.06	0.70	0.10	0.02	(0.09)
Book value per common share (period end)	10.01	9.94	9.17	9.07	7.82
Weighted-average shares outstanding - basic	5,943,933	5,923,862	5,917,630	5,686,208	4,836,300
Weighted-average shares outstanding - diluted	6,213,178	6,224,724	6,168,208	5,836,987	4,836,300
Total shares outstanding	5,944,533	5,943,783	5,919,385	5,916,685	4,836,331

Balance Sheet Data:
Total assets	$620,136	$569,782	$518,083	$504,727	$442,053
Total cash and cash equivalents	36,320	50,117	43,081	80,358	50,785
Interest-earning assets	588,641	538,255	494,945	476,863	416,322
Investment securities	18,319	18,622	19,094	19,520	19,170
Loans	551,078	487,574	445,494	394,210	361,168
Allowance for loan losses	5,055	4,603	4,084	3,513	3,113
Deposit accounts	535,192	495,080	443,308	444,762	390,374
Other borrowings	24,000	14,000	19,000	5,000	9,000
Stockholders’ equity	59,485	59,061	54,285	53,666	41,501

Performance Ratios:
Return on average assets	0.26%	3.14%	0.46%	0.27%	(0.35)%
Return on average common stockholders’ equity	2.77	31.50	4.27	2.63	(3.87)
Interest-rate spread during the period	3.77	3.77	3.71	3.46	3.13
Net interest margin	4.43	4.42	4.31	3.99	3.61
Efficiency ratio [1]	82.57	81.83	80.16	86.49	101.83

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.92%	0.94%	0.92%	0.89%	0.86%
Allowance for loan losses to nonperforming loans	11121.59	1435.40	1350.37	748.85	644.83
Net charge-offs to average loans	0.12	0.06	0.04	0.00	0.00
Nonperforming assets to period end total assets	0.01	0.06	0.06	0.09	0.11

Capital and Liquidity Ratios:
Average equity to average assets	9.53%	9.97%	10.74%	10.66%	9.85%
Leverage (4.00% required minimum)	9.46	10.28	10.46	10.77	9.44

Risk-based capital:
Tier 1	9.35%	10.48%	10.88%	12.07%	10.63%
Total	11.97	13.37	13.34	13.33	11.96
Average loans held for investment to average deposits	97.65	97.44	93.32	89.16	88.44

Trust Assets Under Advice:
Total assets under advice	$409,092	$390,002	$340,753	$306,152	$200,139
Trust fee income	612	457	401	365	323
Trust fees as a % of average assets under advice (annualized)	0.60%	0.47%	0.47%	0.48%	0.64%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc, incorporated in Florida in September 1998, is a $620 million financial services company. Our subsidiary Banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

Our corporate vision is to achieve $1 billion in assets within the next two years and be recognized as the premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with state-of-the-art products and services and to focus lending on commercial real estate properties in the $1 million to $10 million size range.

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest) and Broward, Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the opening of a de novo bank in the Tampa Bay market in November 2004, Hillsborough and Pinellas Counties became another primary market area to be served on the west coast of Florida. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

This discussion presents management’s analysis (“MD&A”) of the financial condition and results of operations of the Company for each of the three month periods ended March 31, 2006 and 2005 and the three month period ended December 31, 2005 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document

DISCUSSION OF THE THREE MONTHS ENDED MARCH 31, 2006

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005 AND DECEMBER 31, 2005

Management Summary

Total Assets grew to $620 million at March 31st, up $50 million from December 31st. The Company realized first quarter net income of $400,000, or $0.06 per diluted share. This marks the fourth consecutive quarter of rising profitability following a pretax loss of $375,000, or $0.09 per share, in first quarter 2005, when the Company was not in a taxable position. On a pretax basis, first quarter 2006 net income was $670,000, over a $1.0 million improvement from the same period last year.

Key results at the Company’s affiliates are:

•	Bank of Florida—Southwest, based in Naples, produced record pretax earnings for the quarter of $904,000, up 79% over first quarter 2005, with loans climbing $67 million or 30% over the last twelve months to $288 million, including $24 million since year-end 2005. On April 3, 2006, the bank opened its third location, moving into rapidly-expanding South Lee County via a branch in Bonita Springs, Florida.

•	Earnings at Fort Lauderdale-based Bank of Florida, which includes our new Palm Beach County location, climbed 2.7 times over first quarter last year to $461,000 pretax. Total loans rose $29 million during the quarter to $196 million, which was 75% higher than twelve months earlier.

•	Bank of Florida—Tampa Bay, which opened in November 2004, grew its loans to $66 million, up 139% during the past year and $11 million since year-end 2005. Notably, the bank reduced its first quarter pretax loss to $163,000 from $408,000 in the first quarter 2005.

•	Lastly, Bank of Florida Trust Company grew its assets under advice past the $400 million milestone to $409 million at quarter end, up $19 million during the last 90 days and $209 million or 104% during the last twelve months. Pretax earnings were $103,000 for the quarter versus $173,000 for all of 2005.

In summary, the primary factors below explain the over $1.0 million increase in first quarter 2006 consolidated pretax net income to $670,000 compared to the first quarter 2005 pretax loss of $375,000.

•	Top-line revenue increased nearly $3.0 million or 69%, driven by $2.6 million higher net interest income, reflecting $163 million or 40% growth in average earning assets and an 82 basis point higher net interest margin to 4.43%; noninterest income increased 57%, largely due to growth in trust fees and fees earned on the sale of mortgages in the secondary market. The Company defines top-line revenue as the sum of net interest income plus noninterest income (excluding net securities gains/losses). A number of the Company’s clients have a combination of borrowing, depository, and trust relationships, and it is useful to compare the entirety of revenue from these sources against the expenses incurred to service them.

•	The $3.0 million increase in top-line revenue was partially offset by higher noninterest expense, up $1.6 million or 37%, indicating strong operating leverage; higher personnel expense explains two-thirds of the increase.

•	The provision for loan losses rose $310,000, consistent with 53% growth in loans and continued strong asset quality.

First quarter 2006 consolidated pretax net income increased $54,000 over fourth quarter 2005 pretax net income of $616,000.

•	Top-line revenue rose $658,000 or 10%, comprised of an increase of $438,000 (8%) in net interest income and an additional $220,000 (25%) in noninterest income. The net interest margin rose one basis point on $50 million greater average earning assets (up 10%), and fees from trust services and secondary mortgage market sales rose 34% and 33%, respectively.

•	Noninterest expense increased $593,000 or 11%. Higher general expenses accounted for over half the increase, followed by greater occupancy and equipment expense and increased personnel expense.

•	Continued excellent asset quality held the increase in loan loss provision expense to $12,000 or 2.0% despite record quarterly loan growth.

Balance Sheets

Investment securities and overnight investments were $34.5 million at March 31, 2006, a decrease of $12.8 million during the quarter and $18.5 million less than levels 12 months ago. This reduction was primarily the result of the redeployment of funds from overnight instruments to fund loan growth.

Securities available for sale totaled $18.3 million, fairly level to those held at December 31, 2005. The average yield on investment securities for the first three months of 2006 was 4.29%, an increase of 141 basis points compared to the same period one year ago and up 40 basis points from the previous quarter. The Company holds one bond for $25,000 which is classified as held to maturity at March 31, 2006 or December 31, 2005. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at March 31, 2006 or December 31, 2005.

Federal Funds sold totaled $16.2 million at March 31, 2006, a decline of $12.5 million from December 31, 2005 and a decrease of $17.7 million from one year ago. As previously mentioned, this category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements. The average yield on federal funds for the first three months of 2006 was 4.49%, up 203 basis points compared to the first three months of 2005 and up 50 basis points from the previous quarter.

Loans at quarter end totaled $551 million, up $64 million or 13% during the last 90 days. This increase compares to growth of $35 million in the comparable quarter last year and exceeded record third quarter 2005 growth of $51 million. Loans are up $190 million or 53% in the last 12 months, with pipelines at all the bank affiliates remaining strong.

Commercial loans (including construction and commercial and industrial), largely secured by real estate, totaled $431 million (78% of total loans) at March 31, 2006, up $73 million in the last 90 days and $199 million (86%) in the last 12 months. Construction loans, reflective of the Company’s vibrant market place, rose $25 million during the quarter to 30% of total loans outstanding, while commercial and industrial loans, a product line which the Company is giving renewed focus, climbed $16 million to approximately 10% of total loans outstanding. The next largest segment of the portfolio is multi-family and residential mortgage loans at a combined $86 million (16% of total loans), down $6 million both from year-end and from 12 months earlier largely due to payoffs. Lastly, consumer lines of credit represent $24 million (4% of total loans), and installment and other loans at $10 million (2% of total loans). The combination of the categories is down about $3 million from both year-end and 12 months earlier, reflective of the Company treating these lines of business largely as an accommodation to its commercial clients and their families.

The allowance for loan losses increased $1.9 million over the last 12 months to $5.1 million, primarily due to 53% loan growth, with the ratio to loans outstanding rising 6 basis points to 0.92%. At March 31, 2006, the loan loss allowance was over 111 times the level of nonperforming loans, up from 14 times at the end of 2005 and 6.4 times at March 31, 2005. There were $154,000 in net charge-offs during the first quarter, resulting in a ratio of net charge-offs to average loans of 0.12%. These levels compare to $75,000 in net charge-offs, or 0.06% of average loans, in fourth quarter 2005 and no charge-offs in first quarter 2005. All the above asset quality measures are consistent with the Company’s historic experience and compare very favorably to national peer bank levels as of December 31, 2005.

Asset quality continued its historic strength in the first quarter, with nonperforming loans (nonaccruals and 90+ days past due) decreasing from $321,000 at year-end 2005 to $45,000 at March 31, 2006, representing one nonaccrual loan and no 90+ days past due loans; nonperformers as a percent of loans outstanding fell to 0.01% from 0.07% at December 31, 2005. At March 31, 2005, nonperforming loans totaled $483,000 or 0.13% of loans outstanding. There were $154,000 in net charge-offs during the first quarter, resulting in a ratio of net charge-offs to average loans of 0.12%. These levels compare to $75,000 in net charge-offs, or 0.06% of average loans, in fourth quarter 2005 and no charge-offs in first quarter 2005.

Total earning assets reached $588.6 million at March 31, 2006, up $51.7 million over the last three months compared to a $63.5 million increase in loans. As a result, the mix of loans to earning assets rose to 94% from 91% at December 31, 2005 due to the reduction of federal funds sold noted above. The loan/earning asset ratio was 87% at March 31, 2005, reflective of greater relative liquidity at that date compared to the present time.

Deposits rose $40.1 million or 8% during first quarter 2006 to $535.2 million; compared to one year ago, the increase was $144.8 million or 37%. Average deposits for the first quarter totaled $530 million, up $51 million or 11% compared to fourth quarter 2005, and $151 million or 40% greater than the same period last year. Average noninterest-bearing checking (DDA) accounts climbed $29 million or 49% in the first quarter compared to first quarter 2005, increasing their ratio to average total deposits by 1 percentage point to 16.6%. During the past 90 days, DDA balances have increased slightly to $88.1 million. These increases are reflective of the Company’s vigorous strategy to expand its source of low-cost funds through the sale of cash management products and services. Dedicated Deposit and Cash Management specialists are in place in three of the Company’s four markets along with the newly hired Chief Deposit Officer in the parent company.

Stockholders’ equity at $59.5 million was $18.0 million higher compared to March 31, 2005. This increase was primarily the result of the Company’s 915,000 share common stock offering in April 2005, which netted proceeds of $13.0million through a private placement with Allen and Company LLC, which was partially offset by the redemption of $1.3 million of preferred stock on June 30, 2005. The Company’s Tier 1 leverage ratio decreased 82 basis points in the last three months to 9.46% at March 31, 2006, primarily as a result of the rapid growth during the quarter, but still well above the minimum for bank holding companies of 4.0%.

The following tables summarize the major components of the Consolidated Balance Sheets and key ratios for the periods ending March 31, 2006 and 2005, respectively.

	AT		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	March 31, 2006	March 31, 2005	$	%
Total assets	$620,136	$442,053	$178,083	40.3%
Cash and cash equivalents	36,320	50,785	(14,465)	(28.5)%
Interest-earning assets	588,641	416,322	172,319	41.4%
Investment securities	18,319	19,170	(851)	(4.4)%
Loans	551,078	361,168	189,910	52.6%
Allowance for loan losses	5,055	3,113	1,942	62.4%
Deposit accounts	535,192	390,374	144,818	37.1%
Borrowings	24,000	9,000	15,000	166.7%
Stockholders’ equity	59,485	41,501	17,984	43.3%

Total shares outstanding	5,944,533	4,836,331	1,108,202	22.9%
Book value per common share	$10.01	$7.82	2.19	28.0%

Allowance for loan losses to total loans	0.92%	0.86%	0.06	7.0%
Allowance for loan losses to nonperforming loans	11121.59%	644.83%	10476.76	1624.7%
Nonperforming loans to total loans	0.01%	0.13%	(0.12)	(92.3)%
Nonperforming assets to total assets	0.01%	0.11%	(0.10)	(90.9)%

Leverage (Tier 1 to average total assets)	9.46%	9.44%	0.02	0.2%
Assets under advice – Bank of Florida Trust Company	$409,092	$200,139	$208,953	104.4%

Results of Operations

First Quarter 2006 Compared to First Quarter 2005 and Fourth Quarter 2005

The Company recorded net income of $400,000 in the current quarter. Income before income tax was $670,000, an increase of $1.0 million or 278% compared to first quarter 2004. Top-line, defined as the sum of net interest income (interest income less interest expense) plus noninterest income (excluding net securities gains/losses), revenue climbed $3.0 million on a 41% growth in earning assets and a 104% increase in assets under advice. Approximately $2.6 million of the top-line revenue increase reflects expansion in the net interest margin.

Noninterest income increased $401,000, approximately 72% of which is attributable to the increase in assets under advice. Noninterest expense rose $1.6 million in the first quarter, or $1.4 million less than the increase in top-line revenue. The loan loss provision increased by $310,000 as a result of $190 million of loan growth over the twelve month period.

The following tables summarize the major components of the Statements Operations and key ratios for the three months ending March 31, 2006 and 2005, respectively.

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	MARCH 31, 2006	MARCH 31, 2005	$	%
Total interest income	$9,945	$5,440	$4,505	82.8%
Total interest expense	3,727	1,820	1,907	104.8%

Net interest income before provision	6,218	3,620	2,598	71.7%
Provision for loan losses	606	296	310	104.7%

Net interest income after provision	5,612	3,324	2,288	68.8%
Noninterest income	1,099	698	401	57.4%
Noninterest expense	6,041	4,397	1,644	37.4%

Net income before income tax expense	670	(375)	1,045	278.4%
Income tax expense	270	—	270	100.0%

Net income (loss)	400	(375)	775	206.4%

Basic Income (loss) per share	$0.07	$(0.09)	$0.16	177.8%
Diluted Income (loss) per share	0.06	(0.09)	0.15	166.7%
Weighted average shares outstanding - basic	5,943,933	4,836,300	1,107,633	22.9%
Weighted average shares outstanding - diluted	6,213,178	4,836,300	1,376,878	28.5%

Return on average assets	0.26%	(0.35)%	0.61	174.3%
Return on average common stockholders’ equity	2.77%	(3.87)%	6.64	171.6%

Top-line revenue	$7,317	$4,318	$2,999	69.4%
Net interest margin	4.43%	3.61%	0.82	22.7%
Efficiency ratio	82.57%	101.83%	(19.26)	(18.9)%
Average equity to average assets	9.53%	9.85%	(0.32)	(3.2)%
Average loans held for investment to average deposits	97.65%	88.44%	9.21	10.4%
Net charge-offs to average loans	0.12%	0.00%	0.12	100.0%

Discussion of Changes by Income Statement Line Item

Top-line revenue increased $658,000 or 10% over fourth quarter 2005 to $7.3 million in the first quarter, $3.0 million or 69% higher than in first quarter 2005.

Net interest income in the first quarter was up $439,000 or 8% over fourth quarter 2005 to $6.2 million, $2.6 million or 72% greater than in the first quarter of 2005. Approximately $100,000 and $666,000, respectively, of these increases were due to an improved net interest margin, which rose to 4.43% in the first quarter, up one basis points in the last 90 days and 82 basis points in past four quarters. This expansion reflects the Company having positioned its balance sheet to benefit from the current rising rate environment, with 48% of its loans adjusting to a prime rate change either immediately or within 90 days. In addition, the margin has expanded over the last four quarters as a result of the Company’s efforts to improve the mix of DDA and lower cost funding sources. The balance of the increase in first quarter net interest income was due to higher earning asset volumes, up $50 million (10%) over fourth quarter 2005 and up $163 million (40%) compared to the same period last year.

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

	For the Three-Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning assets:
Interest earning deposits	$722	$7	3.93%	$1,258	$1	0.00%
Securities[1]	19,490	206	4.29%	9,993	71	2.88%
Federal funds sold	31,540	349	4.49%	53,343	323	2.46%
Loans [2]	517,854	9,383	7.35%	342,176	5,045	5.98%

Total interest-earning assets	569,606	9,945	7.08%	406,770	5,440	5.42%

Non interest-earning assets	37,341			25,207

Total Assets	$606,947			$431,977

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$52,070	66	0.51%	$35,068	25	0.29%
Money market accounts	171,589	1,233	2.91%	109,028	498	1.85%
Savings	4,509	13	1.17%	5,416	20	1.50%
Time deposit	214,018	2,187	4.14%	170,766	1,244	2.95%
Other borrowings	14,856	228	6.22%	2,100	33	6.37%

Total interest-bearing liabilities	$457,042	3,727	3.31%	$322,378	1,820	2.29%
Non-interest bearing deposits	88,111			59,165
Other liabilities	3,935			8,289
Stockholders’ equity	57,859			42,145

Total Liabilities & Stockholders’ Equity	$606,947			$431,977

Net interest income		$6,218			$3,620

Interest-rate spread			3.77%			3.13%
Net interest margin			4.43%			3.61%
Ratio of average interest-bearing liabilities to average earning assets		80.2%			79.3%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$(241)	$267	$26
Other investments[1]	94	47	141
Loans[2]	3,183	1,155	4,338

Total interest income	3,036	1,469	4,505

Increase (decrease) in interest expense:
NOW and Money market deposits	472	304	776
Savings deposits	(3)	(4)	(7)
Time deposits	442	501	943
Other borrowings	193	2	195

Total interest expense	1,104	803	1,907

Total change in net interest income	$1,932	$666	$2,598

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest income rose to $1.1 million in the first quarter, a $220,000 or 25% increase over fourth quarter 2005 and $401,000 or 57% greater than in first quarter 2005. These increases were primarily due to expanded trust revenues and increased fees from selling mortgages into the secondary market. First quarter 2006 trust fees climbed $155,000 or 34% over fourth quarter 2005 to $612,000, $289,000 or 89% greater than first quarter 2005. In the past 12 months, assets under advice have risen 104% to $409 million. Secondary mortgage market fees rose to $181,000 in the first quarter, up $44,000 or 33% compared to fourth quarter 2005 and an increase of $169,000 or 14 times over the first quarter 2005 level. The Company has implemented a business strategy to actively address the needs of its high net worth clientele by placing experienced originators in each of its markets. In the first quarter of this year, $35 million in loans were closed versus $3.5 million when the program began in first quarter 2005.

Noninterest expense increased 11% or $593,000 in the first quarter versus fourth quarter 2005; as a result, the efficiency ratio (noninterest expense divided by top-line revenue) increased slightly to 82.6%. Compared to first quarter 2005, the Company’s efficiency ratio has improved a substantial 19 percentage points, reflecting significant positive operating leverage—the overall expense increase has been held to 37% or $1.6 million against a 69% or $3.0 million increase in top-line revenue. Slightly more than half or $306,000 of the increase in first quarter 2006 expense over fourth quarter 2005 occurred in general operating expense. The primary factors were greater data processing expense, higher loan fee/credit report costs, additional general promotional expense, increased travel and entertainment costs, and the establishment of modest cash compensation for the parent and certain affiliate boards of directors. Nearly all of these same factors explain the $331,000 increase in first quarter general operating expense over the comparable 2005 quarter.

Approximately one quarter or $162,000 of the increase in first quarter 2006 expense over fourth quarter 2005 is explained by higher occupancy and equipment-related expense. Building lease and property insurance costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. These same factors account for the $230,000 increase in first quarter occupancy and equipment-related expense over first quarter 2005.

Higher personnel costs explain the balance of the $125,000 increase in first quarter noninterest expense compared to fourth quarter 2005. Gross salary, commission and various benefit expenses rose $220,000, primarily due to staff additions during the quarter; partially offset by reduced stock-based compensation expense (4th quarter 2005 contained $85,000 in additional stock-based costs due to one-time acceleration in option/warrant eligibility), a return to customary bonus expense compared to upward adjustments made in the year-end quarter, and higher deferred personnel costs due to strong loan growth. With the exception of stock-based compensation, which increased by $26,000, growth of $1.1 million in first quarter 2006 personnel expense compared to first quarter 2005 is explained by the same above factors. Since the beginning of 2005, total full-time equivalent staff has increased by 44 or 37% to 164.

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

The allowance for credit losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. While management uses the best information available to estimate probable losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. The first quarter provision for loan losses was $606,000, up $12,000 (2.0%) and $310,000 (105%) from fourth and first quarter 2005, respectively. These changes reflect loan growth as well as continuing assessment of losses inherent in the portfolio based on a variety of client-specific factors, including the Company’s historic, as well as peer bank experience, and industry and economic trends.

The loan loss allowance increased $1.9 million over the last 12 months to $5.1 million, primarily due to 53% loan growth, with the ratio to loans outstanding rising 6 basis points to 0.92%. At March 31, 2006, the loan loss allowance was over 111 times the level of nonperforming loans, up 14 times at the end of 2005 and 6.4 times at March 31, 2005. All the above asset quality measures are consistent with the Company’s historic experience and compare very favorably to national peer bank levels as of December 31, 2005.

An analysis of the change in the Company’s allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the three-month periods ended March 31, 2006, December 31, 2005 and March 31, 2005 (In thousands).

	March 31, 2006	December 31, 2005	March 31, 2005
Balance at beginning of period	$4,603	$4,084	$2,817
Provision for losses charged to operations	606	594	296
Consumer loan charge-offs	(154)	(77)	—
Recoveries	—	2	—

Balance at end of period	$5,055	$4,603	$3,113

The allocation of the allowance for loan losses by type of loan has corresponded to the increases in loan balances by type (dollars in thousands):

	March 31, 2006		December 31, 2005		March 31, 2005
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Commercial real estate	$1,779	38.4%	$1,516	36.9%	$953	33.2%
Construction	1,890	30.2%	1,675	29.0%	835	20.4%
Multifamily	217	3.7%	248	5.2%	162	4.8%
One-to-four family residential	247	11.9%	286	13.6%	287	20.6%
Commercial	598	9.6%	480	7.6%	484	10.7%
Lines of credit	174	4.3%	241	5.4%	199	6.3%
Consumer	150	1.9%	157	2.3%	193	4.0%

Total	$5,055	100.0%	$4,603	100.0%	$3,113	100.0%

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

Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our primary markets. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit, including Federal Funds purchased from correspondent banks and the Federal Home Loan Bank (FHLB). Such borrowings have averaged $3.9 million for first quarter 2006, $3.9 million for fourth quarter 2005, and $100,000 for first quarter 2005. At March 31, 2006 FHLB borrowings were $13.0 million versus $3.0 million at December 31, 2005 and $7.0 million at March 31, 2005.

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

Federal funds sold and interest-bearing deposits averaged $32.3 million for first quarter 2006, about 41% less than the $54.6 million average for first quarter 2005 and fairly level with the average in fourth quarter 2005. At March 31, 2006, federal funds sold and interest-bearing deposits totaled $18.3 million versus $31.1 million at December 31, 2005 and $34.9 million at March 31, 2005.

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

The Company currently holds one bond, totaling $25,000, which is classified as held-to-maturity. All of the Company’s remaining securities are presently classified as available-for-sale. Investment securities totaled $18.3 million at March 31, 2006, relatively level with $18.6 million December 31, 2005, and $19.2 million one year earlier.

Deposits - Deposits from the Company’s primary markets provide a relatively stable funding source for its loan portfolio and other earning assets. Total deposits were $535 million at March 31, 2006, up $145 million or 37% from one year earlier and up $40 million or 8% over the last three months. The proceeds of these deposits have been invested into longer term assets, primarily commercial and commercial real estate secured loans. The funding requirements for loans have continued to grow over the last twelve months, with loans outstanding increasing by $190 million or 53% over the last twelve months to $551 million at March 31, 2006. During first quarter 2006, loans rose $64 million or 13%.

Total deposits averaged $530 million in first quarter 2006, up 40% or $151 million from the same period last year and up 11% or $51 million from fourth quarter 2005. Non-interest bearing deposits comprised 17% of average total deposits during first quarter 2006. Management continues to make a concerted effort to attract deposits from commercial relationships, including the offering of attractive cash management and other technology-based products that aid a company in the control of its deposits.

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

At March 31, 2006, the Company had $13.0 million in outstanding borrowings from the FHLB of its present $41.4 million line, and there was $20.3 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified for the FHLB line, total borrowings from the FHLB could be as high as $85 million based on a maximum of 20% of the Bank of Florida - Southwest bank’s assets and 10% of the Ft. Lauderdale bank’s assets as of March 31, 2006.

Capital - The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total average assets as defined by a leverage ratio.

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

The Company was considered well capitalized as of March 31, 2006. The following table reflects the actual capital levels and minimum required levels at March 31, 2006 ($ in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$73,256	11.88%	$49,336	8.00%	$—	N/A
Bank of Florida - Southwest	$32,917	10.16%	$25,907	8.00%	$32,384	10.00%
Bank of Florida	$25,079	11.68%	$17,171	8.00%	$21,463	10.00%
Bank of Florida – Tampa Bay	$8,687	11.39%	$6,103	8.00%	$7,629	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$57,202	9.28%	$24,668	4.00%	$—	N/A
Bank of Florida - Southwest	$25,323	7.82%	$12,954	4.00%	$19,430	6.00%
Bank of Florida	$17,280	8.05%	$8,585	4.00%	$12,878	6.00%
Bank of Florida – Tampa Bay	$8,025	10.52%	$3,052	4.00%	$4,578	6.00%
Tier 1 capital (to average assets)
Consolidated	$57,202	9.46%	$24,178	4.00%	$—	N/A
Bank of Florida - Southwest	$25,323	8.04%	$12,604	4.00%	$15,755	5.00%
Bank of Florida	$17,280	7.60%	$9,100	4.00%	$11,375	5.00%
Bank of Florida – Tampa Bay	$8,025	11.32%	$2,835	4.00%	$3,543	5.00%

Off-Balance Sheet Financial Instruments – The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include undisbursed lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and undisbursed loans in process is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Undisbursed lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Management believes that the Company has adequate resources to fund all of its commitments.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2006, follows (In thousands):

Contract Amount
Standby letters of credit	$3,693
Undisbursed lines of credit	$138,675
Commitments to extend credit	$92,170

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

At March 31, 2006, the Company had $353 million in interest sensitive assets compared to $324 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a positive gap position of $29.0 million or 4.9%. Within the first 90 days of a rate change, the Company is positively gapped by $260 million, reflecting, among other factors, that 48% of the portfolio (including cash flow) will reprice with a prime rate change.

A positive gap position represents a greater amount of interest sensitive assets re-pricing (or maturing). In this instance, the impact on net interest income would be positive in a rising rate environment and negative if rates were to decline. Conversely, a negative gap position is indicative of a bank that has a greater amount of interest sensitive liabilities re-pricing (or maturing) than it does interest sensitive assets, in a given time interval. Thus, an increase in rates would negatively impact net interest income, as the cost of interest bearing liabilities would increase prior to the increase in the yield on interest-earning assets.

The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change in rates on prime-related assets, whereas a liability that reprices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate. In addition, in the case of an expanding balance sheet with the Company’s characteristics, the 180 day period at which the gap turns negative could be continuously pushed further out in a rising rate environment.

The following is a consolidated maturity and repricing analysis of rate sensitive assets and liabilities as of March 31, 2006.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$16,220	$—	$—	$—	$16,220
Due from banks and investment securities (including required investments in FHLB and FRB stock)	2,042	1,534	—	18,390	21,966
Loans	307,573	12,979	12,724	217,802	551,078

Total interest-earning assets	325,835	14,513	12,724	236,192	589,264

Interest-bearing deposits (Non-CDs)	17,337	40,861	81,723	88,533	228,454
Certificates of deposit	38,062	65,585	67,533	49,105	220,285
Other borrowings	10,000	—	3,000	11,000	24,000

Total interest-bearing liabilities	65,399	106,446	152,256	148,638	472,739

Interest Sensitivity Gap:
Rate sensitive assets less rate sensitive liabilities	$260,436	$(91,933)	$(139,532)	$87,554	$116,525

Cumulative interest sensitivity gap	$260,436	$168,503	$28,971	$116,525

Interest sensitivity gap ratio	44.3%	(15.6)%	(23.7)%	14.9%

Cumulative interest sensitivity gap ratio	44.3%	28.6%	4.9%	19.8%

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bancshares of Florida, Inc. maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancshares of Florida, Inc. files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida, Inc. concluded that, subject to the limitations noted below, Bancshares of Florida, Inc.’s disclosure controls and procedures(as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2005.

(c) Changes in Internal Controls

Bancshares of Florida, Inc. has made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits that are denominated by an (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Form 10-K filed with the SEC on March 13,2006. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
m.2.1	Agreement and Plan of Merger to acquire Bristol Bank dated March 7, 2006

k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

b.4.1	Specimen Common Stock Certificate

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan, dated February 1, 2005

l.10.1.1	Amendment to Employment Agreement of Martin P. Mahan dated February 1, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002

Exhibit Number	Description of Exhibit
m.10.15	Change in Control Agreement of Jim Goehler, dated November 30, 2005

m.10.16	Change in Control Agreement of Daniel Taylor, dated March 18, 2005

10.17	Change in Control Agreement of Sharon I. Hill, dated March 21, 2006

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: May 3, 2006	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2006	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial and Accounting Officer)