Form 10-Q
period 2006-06-30
BANCSHARES OF FLORIDA INC
filed 2006-08-07
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the Registrant’s common stock, as of July 31, 2006 was 8,871,444 shares of $.01 par value common stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(In Thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$15,458	$18,976
Interest-bearing deposits due from other banks	1,455	2,402
Federal funds sold	74,127	28,739

TOTAL CASH AND CASH EQUIVALENTS	91,040	50,117

Securities held to maturity	25	25
Securities available for sale	42,291	18,597
Loans held for sale	—	1,323

Loans held for investment	607,612	486,251
Less: Allowance for loan losses	5,666	4,603
Unearned income and deferred loan fees and costs	1,048	852

NET LOANS HELD FOR INVESTMENT	600,898	480,796

Restricted securities, Federal Home Loan Bank stock, at cost	2,552	918
Premises and equipment	6,949	6,716
Accrued interest receivable	2,917	2,196
Cash surrender value of life insurance	3,173	3,128
Deferred tax asset	3,654	3,951
Intangible asset	906	925
Other assets	1,862	1,090

TOTAL ASSETS	$756,267	$569,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$593,561	$495,080
Subordinated debt	11,000	11,000
Federal home loan bank advances	31,000	3,000
Accrued interest payable	620	352
Accrued expenses and other liabilities	1,642	1,289

TOTAL LIABILITIES	637,823	510,721

Stockholders’ Equity:
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 8,871,444 and 5,943,783 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	89	59
Additional paid-in capital	124,564	66,066
Accumulated deficit	(5,917)	(6,870)
Accumulated other comprehensive loss	(292)	(194)

TOTAL STOCKHOLDERS’ EQUITY	118,444	59,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$756,267	$569,782

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six-Months Ended June 30, 2006 and 2005

(In Thousands, except share and per share data, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2006	2005	2006	2005
INTEREST INCOME

Interest and fees on loans	$11,048	$6,059	$20,430	$11,105
Interest on securities and other	310	228	525	299
Interest on federal funds sold	500	384	849	707

TOTAL INTEREST INCOME	11,858	6,671	21,804	12,111

INTEREST EXPENSE
Interest on deposits	4,143	2,080	7,643	3,867
Interest on subordinated debt	200	34	386	66
Interest on Federal Home Loan Bank advances	178	3	220	4

TOTAL INTEREST EXPENSE	4,521	2,117	8,249	3,937

NET INTEREST INCOME	7,337	4,554	13,555	8,174

PROVISION FOR LOAN LOSSES	656	399	1,262	695

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,681	4,155	12,293	7,479

NONINTEREST INCOME
Service charges and fees	240	371	546	733
Trust fees	666	365	1,277	688
Gain on sale of loans, net	100	83	282	95

TOTAL NONINTEREST INCOME	1,006	819	2,105	1,516

NONINTEREST EXPENSES
Salaries and employee benefits	3,708	2,417	7,030	4,656
Occupancy	965	713	1,830	1,451
Equipment rental, depreciation and maintenance	381	293	742	550
Data processing	482	369	913	658
Stationary, postage and office supplies	172	125	302	260
Professional fees	219	282	414	595
Advertising, marketing and public relations	176	108	402	223
Other	661	340	1,172	649

TOTAL NONINTEREST EXPENSES	6,764	4,647	12,805	9,042

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	923	327	1,593	(47)

Income tax expense	370	—	640	—

NET INCOME (LOSS)	$553	$327	$953	$(47)

NET INCOME (LOSS) PER SHARE: BASIC	$0.07	$0.02	$0.14	$(0.06)

NET INCOME (LOSS) PER SHARE: DILUTED	$0.07	$0.02	$0.14	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	7,390,499	5,686,208	6,671,212	5,263,602

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	7,648,394	5,836,987	6,928,726	5,263,602

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2005 and the Six-Months Ended June 30, 2006 (unaudited)

(In Thousands, except share and per share data;)

	Preferred Stock		Common Stock		Additional		Accumulated
	Shares Issued	Amount	Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total
Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954

Net income	—	—	—	—	—	4,883	—	4,883
Exercise of stock options & warrants	—	—	27,797	—	277	—	—	277
Tax benefit from stock options exercised	—	—	—	—	107	—	—	107
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	280	—	—	280
Common stock issued, net of offering cost of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104.00 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	(152)	(152)

Balance as of December 31, 2005	—	—	5,943,783	59	66,066	(6,870)	(194)	59,061
Net income	—	—	—	—	—	953	—	953
Exercise of stock options & warrants	—	—	52,661	1	580	—	—	581
Tax benefit from stock options exercised	—	—	—	—	159	—	—	159
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	95	—	—	95
Common stock issued, net of offering cost of $4,120	—	—	2,875,000	29	57,664	—	—	57,693
Changes in fair value on available for sale securities, net of tax of $59	—	—	—	—	—	—	(98)	(98)

Balance, June 30, 2006	—	$—	8,871,444	$89	$124,564	$(5,917)	$(292)	$118,444

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$553	$327	$953	$(47)
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the Period, net of income tax benefit of $59 in 2006	(69)	81	(98)	(22)

Comprehensive income (loss)	$484	$408	$855	$(69)

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2006 and 2005

(In Thousands)

	(unaudited) Six-Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$953	$(47)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	698	598
Provision for loan losses	1,262	695
Accretion of deferred loan fees and costs, net	(354)	(130)
Amortization (accretion) of premiums and discounts on investments, net	8	(51)
Gain on sale of loans held for sale, net	(282)	(95)
Proceeds from sale of loans held for sale	53,714	21,344
Originations of loans held for sale	(52,109)	(21,249)
Amortization of intangible assets	19	19
Increase in accrued interest receivable	(721)	(626)
Deferred income tax expense	640	—
Increase in bank-owned life insurance	(45)	(40)
(Increase) Decrease in other assets	(897)	19
Stock compensation expense	95	61
Increase (decrease) in accrued interest payable	268	(48)
Increase in accrued expenses and other liabilities	353	557

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,602	1,007

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(121,010)	(67,791)
Proceeds from maturing securities and principal payments on available-for-sale securities	498	332,533
Purchase of securities available-for-sale	(24,357)	(326,079)
(Purchase) Redemption of restricted securities, net	(1,634)	31
Purchase of premises and equipment, net	(931)	(658)

NET CASH USED IN INVESTING ACTIVITIES	(147,434)	(61,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	98,481	68,698
Takedown of Advances	86,000	9,000
Repayment of Advances	(58,000)	(6,000)
Redemption of Series A preferred stock	—	(1,275)
Net proceeds from issuance of common stock	58,274	12,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	184,755	83,418

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,923	22,461
CASH AND CASH EQUIVALENTS:
Beginning of period	50,117	57,897

End of period	$91,040	$80,358

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,981	$3,985

Noncash Transactions:
Unrealized holding loss on securities available-for-sale	$(98)	$(22)

Increase in preferred stock for dividends paid	$—	$274

Tax benefit from exercise of common stock options	$159	$3

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Basis of Presentation:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of June 30, 2006 and December 31, 2005, and the results of operations for the three and six-month periods ended June 30, 2006 and 2005, the cash flows for the six months ended June 30, 2006 and 2005, and the stockholders’ equity for the six and twelve months ended June 30, 2006 and December 31, 2005.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2006 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Stock-based Compensation:

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees,and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—Organization and Basis of Presentation (Cont’d)

SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 10,551 stock options were not fully vested.

In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the total fair value of shares vested and recognized as compensation expense was approximately $12,100 and $19,700, respectively, for the three and six-months ended June 30, 2006. There was no associated tax benefit recognized in connection with these incentive stock options. As of June 30, 2006, the Company had 15,000 nonvested options outstanding and there was $145,400 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through June 30, 2010.

As part of the adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company stock.

The fair value of each option granted during the three months ended June 30, 2006 and 2005 was $12.05 and $7.62, respectively, and for the six months ended June 30, 2006 and 2005 was $12.05 and $7.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	47.00%	38.00%	47.00%	37.00%
Risk free interest rate	4.97%	3.98%	4.97%	3.96%
Expected life	7 years	7 years	7 years	7 years

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—Organization and Basis of Presentation (Cont’d)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six-months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. ($ in thousands, except per share data):

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net income (loss) as reported	$327	$(47)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(163)	(536)

Proforma net income (loss)	$164	$(583)

Earnings ( loss) per share as reported:
Earnings (loss) per share - basic	$0.02	$(0.06)

Earnings (loss) per common and common equivalent share - diluted	$0.02	$(0.06)

Proforma loss per share:

Loss per share - basic	$(0.01)	$(0.16)

Loss per common and common equivalent share - diluted	$(0.01)	$(0.16)

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At June 30, 2006 and December 31, 2005 warrants to purchase 245,079 and 288,190 common shares, respectively, at an average exercise price of $11.08 and $11.09, respectively, were outstanding. Of that amount, 222,279 and 265,390, respectively, were fully vested. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. Compensation expense totaling $71,000 and $61,000 was recognized during the six months ended June 30, 2006 and 2005, respectively in connection with certain of these warrants and options.

In 2000, the Company adopted the 1999 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares. In no event, however, would the number of reserved shares ever exceed 1,000,000 shares. The 2006 Stock compensation Plan was approved by shareholders on June 8, 2006.

This plan provides for the grant of the following: options to purchase common stock; restricted shares of common stock (which may be subject to both grant and forfeiture conditions) (“Restricted Stock”); Stock units (which are a contractual right for a recipient to receive shares of Restricted Stock at a certain date or upon the occurrence of a certain event); and stock appreciation rights (entitling the grantee to receive the difference in value between the underlying common stock on the date of exercise and the value of such stock on the date of grant) (“SARS”), which may be either freestanding or granted in tandem with an option. Options to purchase common stock may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQOs”) which are not intended to satisfy the requirements of Section 422 of the Code.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—Organization and Basis of Presentation (Cont’d)

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grants of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years, subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016.

At June 30, 2006, there were 404,934 shares available for grant under the Plan. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $23,600 and $29,000, respectively. Stock option activity during the period was as follows:

Stock Option Plan	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICEPER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2005	655,189	$14.61
Granted	4,449	21.65
Exercised	(9,550)	10.54
Forfeited	(1,200)	17.30

Balance, June 30, 2006	648,888	$14.94	7.5 years	$5,133,022

Exercisable, June 30, 2006			7.5 years	$5,089,721

Stock Warrants Outstanding
Balance December 31, 2005	288,190	$11.09
Granted	—	—
Exercised	(43,111)	11.15
Forfeited	—	—

Balance June 30, 2006	245,079	$11.08

Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement is effective for fiscal years beginning after December 15, 2006. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

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

(Unaudited)

NOTE 1—Organization and Basis of Presentation (Cont’d)

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

Income (Loss) Per Common Share:

Basic income (loss) per share represents net income (loss) available to common shareholders minus preferred stock dividends divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing income per share for the three months ended June 30, 2006 and 2005, are summarized as follows ($ in thousands, except share data):

	For the three months ended June 30,
	2006			2005
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Net income	$553			$327
Less premium paid on preferred stock	—			(149)
Less preferred stock dividends	—			(53)

Income available to common shareholders – basic	553	7,390,499	$0.07	125	5,686,208	$0.02
Dilutive effect of stock options outstanding		183,993			95,800
Dilutive effect of warrants outstanding		73,902			54,979

Income available to common shareholders – diluted	$553	7,648,394	$0.07	$125	5,836,987	$0.02

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1—Organization and Basis of Presentation (Cont’d)

Because the Company reported net losses in the first six months of 2005, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in that period. At June 30, 2005, there were 509,725 common stock options and 209,523 warrants, respectively, which were anti-dilutive and therefore not included in the calculation below. Components used in computing income (loss) per share for the six months ended June 30, 2006 and 2005, are summarized as follows ($ in thousands, except share data):

	For the six months ended June 30,
	2006			2005
	Net Income	Weighted- Average Shares Outstanding	Earnings Per Share	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share
Net income (loss)	$953			$(47)
Less premium paid on preferred stock	—			(149)
Less preferred stock dividends	—			(125)

Income (loss) available to common shareholders – basic	953	6,671,212	$0.07	(321)	5,263,602	$(0.06)
Dilutive effect of stock options outstanding		183,623			—
Dilutive effect of warrants outstanding		73,891			—

Income (loss) available to common shareholders – diluted	$953	6,928,726	$0.06	$(321)	5,263,602	$(0.06)

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Segment Information

The Company has five reportable segments: Bank of Florida—Southwest, based in Naples, Florida; Bank of Florida, based in Fort Lauderdale, Florida; Bank of Florida—Tampa Bay, based in Tampa, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., the parent corporation. The following presents financial information of reportable segments as of and for the three-month periods ended June 30, 2006 and 2005 and March 31, 2006. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (In thousands).

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.- Consolidated
June 30, 2006
Net interest income	$3,328	$3,001	$806	$20	$182	$7,337
Provision for loan losses	330	249	77	—	—	656
Noninterest income	172	142	26	666	—	1,006
Noninterest expense	1,486	1,849	733	515	2,181	6,764
Holding company servicing costs	617	436	164	25	(1,242)	—

Net income (loss) before income tax	1,067	609	(142)	146	(757)	923
Income tax expense (benefit)	401	229	(48)	58	(270)	370

Net income (loss)	$666	$380	$(94)	$88	$(487)	$553

End of period assets	$390,062	$284,511	$92,149	$2,882	$(13,337)	$756,267

Assets under advice	$—	$—	$—	$384,154	$—	$384,154

March 31, 2006
Net interest income	$2,865	$2,671	$644	$19	$19	$6,218
Provision for loan losses	235	259	112	—	—	606
Noninterest income	298	163	26	612	—	1,099
Noninterest expense	1,416	1,690	574	503	1,858	6,041
Holding company servicing costs	608	424	147	25	(1,204)	—

Net income (loss) before income tax	904	461	(163)	103	(635)	670
Income tax expense (benefit)	342	177	(59)	41	(231)	270

Net income (loss)	$562	$284	$(104)	$62	$(404)	$400

End of period assets	$309,549	$232,978	$75,777	$2,746	$(914)	$620,136

Assets under advice	$—	$—	$—	$409,092	$—	$409,092

June 30, 2005
Net interest income	$2,259	$1,882	$397	$16	$—	$4,554
Provision for loan losses	189	116	94	—	—	399
Noninterest income	347	93	14	365	—	819
Noninterest expense	1,154	1,189	446	331	1,527	4,647
Holding company servicing costs	472	233	65	21	(791)	—

Net income (loss) before income tax	791	437	(194)	29	(736)	327
Income tax expense (benefit)	—	—	—	—	—	—

Net income (loss)	$791	$437	$(194)	$29	$(736)	$327

End of period assets	$256,945	$200,615	$52,539	$2,370	$(7,742)	$504,727

Assets under advice	$—	$—	$—	$200,139	$—	$200,139

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Segment Information (cont’d)

The following presents financial information of reportable segments as of and for the six-month periods ended June 30, 2006 and 2005. The “Other” column includes executive management and finance and accounting expense; expense for acquisitions, capital-raising, shareholder/investor relations, and various professional services; and entries necessary to reconcile the identified segments to the reported consolidated amounts. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (In thousands).

For the Six Months Ended:	Bank of Florida - Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.- Consolidated
June 30, 2006
Net interest income	$6,193	$5,672	$1,450	$39	$201	$13,555
Provision for loan losses	565	509	188	—	—	1,262
Noninterest income	470	306	52	1,277	—	2,105

Noninterest expense	2,900	3,538	1,309	1,016	4,042	12,805
Holding company servicing costs	1,226	860	310	50	(2,446)	—

Net income (loss) before income tax	1,972	1,071	(305)	250	(1,395)	1,593
Income tax expense (benefit)	744	406	(107)	99	(502)	640

Net income (loss)	$1,228	$665	$(198)	$151	$(893)	$953

End of period assets	$390,062	$284,511	$92,149	$2,882	$(13,337)	$756,267

Assets under advice	$—	$—	$—	$384,154	$—	$384,154

June 30, 2005
Net interest income	$4,186	$3,319	$637	$32	$—	$8,174
Provision for loan losses	334	116	245	—	—	695
Noninterest income	617	194	17	688	—	1,516
Noninterest expense	2,232	2,377	883	648	2,902	9,042
Holding company servicing costs	941	458	128	42	(1,569)	—

Net income (loss) before income tax	1,296	562	(602)	30	(1,333)	(47)
Income tax expense (benefit)	—	—	—	—	—	—

Net income (loss)	$1 296	$562	$(602)	$30	$(1,333)	$(47)

End of period assets	$256,945	$200,615	$52,539	$2,370	$(7,742)	$504,727

Assets under advice	$—	$—	$—	$200,139	$—	$200,139

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the condensed consolidated balance sheets of the Company at June 30, 2006 and December 31, 2005 are as follows (In Thousands):

		GROSS UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	ESTIMATED FAIR VALUE
June 30, 2006
Available for sale securities:
Mortgage-backed securities	$28,675	$—	$(191)	$28,484
U.S. Treasury securities and other U.S. agency obligations	14,033	1	(278)	13,756
Independent Bankers Bank stock	51	—	—	51

Total Securities available for sale	$42,759	$1	$(469)	$42,291

Securities held to maturity – Other Bonds	$25	$—	$—	$25

Total Securities	$42,784	$1	$(469)	$42,316

		GROSS UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	ESTIMATED FAIR VALUE
December 31, 2005
Available for sale securities:
Mortgage-backed securities	$4,827	$—	$(132)	$4,695
U.S. Treasury securities and other U.S. agency obligations	14,030	3	(182)	13,851
Independent Bankers Bank stock	51	—	—	51

Totals	$18,908	$3	$(314)	$18,597

Securities held to maturity – Other Bonds	$25	$—	$—	$25

Total Securities	$18,933	$3	$(314)	$18,622

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Securities (cont’d)

Information pertaining to securities with gross unrealized losses at June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities of U.S. government agencies	$(33)	$25,032	$(159)	$3,452
U.S. Treasury securities and other U.S. agency obligations	(161)	9,322	(116)	4,409

Total securities available for sale	$(194)	$34,354	$(275)	$7,861

NOTE 4—Loans

The following table sets forth the composition of the loan portfolio at June 30, 2006 and December 31, 2005 (In thousands).

	June 30, 2006	December 31, 2005
Real estate:
Commercial real estate	$204.866	$180,039
Real estate - construction	220,297	141,534
One-to-four family residential	72,007	64,805
Multi-family	16,175	25,255

Total Real Estate Loans	513,345	411,633
Commercial Loans	56,738	36,834
Lines of credit	24,482	26,393
Consumer loans	13,047	11,391

Total Gross loans held for investment	607,612	486,251
Less: allowance for loan losses	(5,666)	(4,603)
Less: unamortized loan (fees) costs, net	(1,048)	(852)

Total loans held for investment, net	$600,898	$480,796

Residential one-to-four family – loans held for sale	$—	$1,323

At June 30, 2006, the Company had one loan totaling $625,000 which was classified as impaired under SFAS 114. A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. A specific allowance was not required on this loan as no loss is expected. At December 31, 2005, the Company had one loan totaling $500,000 which was classified as impaired under SFAS No. 114. The average recorded investment in impaired loans during the six months ended June, 2006 and 2005 was $732,000 and $399,000, respectively. The amount of the interest recognized on impaired loans during the six-month periods was not significant.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Loans (Cont’d)

At June 30, 2006, the Company had no non-accrual loans outstanding. At December 31, 2005, the Company had non-accrual loans with a balance of $321,000. There were no loans past due 90 days or more and still accruing interest at June 30, 2006 and December 31, 2005, respectively. The following table represents the activity in the allowance for loan losses during the six months ended June 30, 2006 and 2005 (In thousands).

	June 30,
	2006	2005
Beginning balance	$4,603	$2,817
Provision for loan losses	1,262	695
Charge-offs	(200)	—
Recoveries	1	1

Ending balance	$5,666	$3,513

NOTE 5—Intangible Asset

Intangible assets subject to amortization includes a market value adjustment related to the acquisition of Bank of Florida – Tampa Bay on July 27, 2004. On that date, the Company acquired 100% ownership of Bank of Florida – Tampa Bay (In Organization) that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $906,000 ($974,000 gross carrying amount less $68,000 accumulated amortization) and $925,000 ($974,000 gross carrying amount less $49,000 accumulated amortization) at June 30, 2006 and December 31, 2005, respectively. This intangible is being amortized on a straight-line basis over 25 years. The estimated amortization expense for each of the five succeeding years ending December 31st is $38,955 per year.

NOTE 6–Subordinated Debt

On October 7, 2005, Bank of Florida, Ft. Lauderdale, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at June 30, 2006 was 7.23%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida, Ft. Lauderdale subsidiary.

On September 30, 2005, Bank of Florida, Ft. Lauderdale, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at June 30, 2006 was 7.83%. Bank of Florida may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida, Ft. Lauderdale subsidiary.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at June 30, 2006 was 7.07%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6–Subordinated Debt (cont’d)

the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. Bank of Florida—Southwest will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southwest subsidiary.

NOTE 7–Federal Home Loan Bank Advances

At June 30, 2006, the Company had $31.0 million in advances from the Federal Home Loan Bank (FHLB), at an average rate of 5.51%, with varying maturities. The Company had $3.0 million in FHLB advances at December 31, 2005 at a rate of 4.26%, maturing on June 24, 2008. At June 30, 2006 and December 31, 2005, the Company had an unused credit line with the FHLB of $30.9 million and $32.1 million, respectively. Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by the Company’s FHLB stock and a blanket lien on one-to-four family residential loans and certain loans secured by multifamily dwellings totaling $56.8 million as of June 30, 2006. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at June 30, 2006 and December 31, 2005, respectively ($ in thousands).

	At June 30, 2006		At December 31, 2005
	Amount	Rate	Amount	Rate
Fixed Rate; Matures 6/24/2008	$3,000	4.26%	$3,000	4.26%
Fixed Rate; Matures 6/24/ 2008	3,000	4.26
Variable Rate; Matures 6/13/2011	15,000	5.81	—	—
Variable Rate; Matures 6/13/2011	10,000	5.81	—	—

Total FHLB Advances	$31,000	5.51%	$3,000	4.26

NOTE 8–Proposed Merger and Acquisition

On March 7, 2006 the Company announced the execution of a definitive agreement with Bristol Bank, a $90 million-asset bank based in Coral Gables, Florida, by which Bancshares of Florida, Inc. will acquire Bristol Bank by merging it into Bank of Florida, Ft. Lauderdale, a wholly-owned subsidiary of Bancshares of Florida, Inc. Under the terms of the definitive agreement, Bristol’s shareholders will receive $20.9 million, of which 70% will be paid in Bancshares common stock and 30% in cash. This equates to approximately 2.07 times Bristol’s book value at December 31, 2005. The Company received final regulatory approval to consummate this acquisition on July 14, 2006. Upon final approval from the shareholders of Bristol Bank, the transaction is anticipated to close before the end of the third quarter of 2006.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$11,858	$9,945	$8,820	$7,560	$6,671
Total interest expense	4,521	3,727	3,040	2,371	2,117

Net interest income before provision for loan losses	7,337	6,218	5,780	5,189	4,554
Provision for loan losses	656	606	594	614	399

Net interest income after provision for loan losses	6,681	5,612	5,186	4,575	4,155
Noninterest income	1,006	1,099	878	865	819
Noninterest expense	6,764	6,041	5,448	4,853	4,647

Net income before tax	923	670	616	587	327
Income tax expense (benefit)	370	270	(3,728)	—	—

Net income	$553	400	4,344	587	327

Share Data:
Basic income per share	$0.07	$0.07	$0.73	$0.10	$0.02
Diluted income per share	0.07	0.06	0.70	0.10	0.02
Book value per common share (period end)	13.35	10.01	9.94	9.17	9.07
Weighted-average shares outstanding - basic	7,390,499	5,943,933	5,923,862	5,917,630	5,686,208
Weighted-average shares outstanding - diluted	7,648,394	6,213,178	6,224,724	6,168,208	5,836,987
Total shares outstanding	8,871,444	5,944,533	5,943,783	5,919,385	5,916,685

Balance Sheet Data:
Total assets	$756,267	$620,136	$569,782	$518,083	$504,727
Total cash and cash equivalents	91,040	36,320	50,117	43,081	80,358
Interest-earning assets	728,062	588,641	538,255	494,945	476,863
Investment securities	42,316	18,319	18,622	19,094	19,520
Loans	607,612	551,078	487,574	445,494	394,210
Allowance for loan losses	5,666	5,055	4,603	4,084	3,513
Deposit accounts	593,561	535,192	495,080	443,308	444,762
Other borrowings	42,000	24,000	14,000	19,000	5,000
Stockholders’ equity	118,444	59,485	59,061	54,285	53,666

Performance Ratios:
Return on average assets	0.32%	0.26%	3.14%	0.46%	0.27%
Return on average common stockholders’ equity	2.48	2.77	31.50	4.27	2.63
Interest-rate spread during the period	3.85	3.77	3.77	3.71	3.46
Net interest margin	4.60	4.43	4.42	4.31	3.99
Efficiency ratio [1]	81.08	82.57	81.83	80.16	86.49

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.93%	0.92%	0.94%	0.92%	0.89%
Allowance for loan losses to nonperforming loans	—	11121.59	1435.40	1350.37	748.85
Net charge-offs to average loans	0.03	0.12	0.06	0.04	0.00
Nonperforming assets to period end total assets	—	0.01	0.06	0.06	0.09

Capital and Liquidity Ratios:
Average equity to average assets	12.96%	9.53%	9.97%	10.74%	10.66%
Leverage (4.00% required minimum)	17.01	9.46	10.28	10.46	10.77
Risk-based capital:
Tier 1	16.87%	9.35%	10.48%	10.88%	12.07%
Total	19.29	11.97	13.37	13.34	13.33
Average loans held for investment to average deposits	100.35	97.65	97.44	93.32	89.16

Trust Assets Under Advice:
Total assets under advice	$384,154	$409,092	$390,002	$340,753	$306,152
Trust fee income	666	612	457	401	365
Trust fees as a % of average assets under advice (annualized)	0.69%	0.60%	0.47%	0.47%	0.48%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc, incorporated in Florida in September 1998, is a $756.3 million financial services company. Our subsidiary Banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

Our corporate vision is to achieve $1 billion in assets within the next two years and be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with state-of-the-art products and services and to focus lending on commercial real estate properties in the $1 million to $10 million size range.

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest) and Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida). With the opening of a de novo bank in the Tampa Bay market in November 2004, Hillsborough and Pinellas Counties became another primary market area to be served on the west coast of Florida. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

EXECUTIVE SUMMARY

The following discussion presents management’s analysis of the financial condition as of June 30, 2006 and results of operations of the Company for the three and six-month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the notes related thereto which appear elsewhere in this document

Total Assets grew to $756.3 million at June 30, 2006, up $186.5 million or 33% from December 31, 2005. During the second quarter 2006, the Company completed its fifth and largest common stock raise, issuing 2.875 million shares at $21.50 per share, with net proceeds totaling $57.7 million. Book value per share at June 30, 2006 rose to $13.35, up 34% from the end of last year. Loans climbed $56.5 million or 10% during the last 90 days, just behind our previous quarter’s record growth of $63.5 million, our net interest margin rose 17 basis points over first quarter 2006 to an all-time high of 4.60%, and asset quality remained excellent with no nonperforming loans and only 0.10% in delinquent loans/loans outstanding. Compared to second quarter 2005, top-line revenue, which the Company defines as the sum of net interest income plus noninterest income (excluding net securities gains and losses), climbed 55%, improving our efficiency ratio by 6 percentage points to 81%.

The Company realized second quarter net income of $553,000, or $0.07 per diluted share. On a pretax basis, second quarter 2006 net income was $923,000, a $596,000 improvement from the same period last year. This represented an increase over the first quarter 2006 of $153,000 or 38%. For the first half of this year, net income was $953,000 or $0.14 per diluted share, a $1.6 million pretax improvement from the comparable 2005 period.

The Company also continues to expand our strong footprint via branch activities. During the second quarter, we opened a branch in the growing area of Bonita Springs in south Lee County, hired staff for the opening of a branch in Aventura in north Miami-Dade in mid-August and opened a stand-alone residential mortgage origination office with an established team of professionals. In addition to these initiatives, we have continued to invest in our core business in the first six months of this year with key manager and support hires in our deposit/cash management activities, lending and credit administration, and human resources.

Key financial results for the Company’s affiliates are:

•	Bank of Florida-Southwest, based in Naples, produced pretax earnings for the quarter of $1.067 million, up 35% over second quarter 2005, with loans climbing 18% since the beginning of the year to $312.4 million, including $24.0 million since March 31, 2006.

•	Pretax earnings at Fort Lauderdale-based Bank of Florida, which currently includes our Palm Beach County location, climbed 40% over second quarter last year to $609,000 pretax. Total loans rose $21.4 million during the quarter to $217.7 million, which represented a 30% growth since the beginning of the year.

•	Bank of Florida-Tampa Bay, which opened in November 2004, grew its loans to $77.5 million, up 41% during the six months and $11.1 million in the last 90 days. Notably, the bank reduced its second quarter pretax loss to $142,000 from $194,000 in second quarter 2005.

•	Lastly, Bank of Florida Trust Company increased its pretax earnings by 403% compared to second quarter 2005 to $146,000, reflective of a 92% increase in assets under advice to $384.2 million. Pretax earnings for the current quarter were $43,000 or 42% greater than the first quarter of this year.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $116.4 million at June 30, 2006, an increase of $69.1 million or 146% over the levels at December 31,2005. This increase was primarily the result of the temporary investment of funds into overnight instruments from the Company’s common stock offering in May 2006, which netted proceeds of $57.7 million. These funds will be redeployed into higher rate interest earning assets in support of loan demand.

Securities available for sale totaled $42.3 million, an increase of $23.7 million compared to those held at December 31, 2005. The purchase of additional securities during the quarter was part of an asset and liability strategy to position the balance sheet for volatility in interest rates. The Company holds one bond for $25,000 that was classified as held to maturity at June 30, 2006 and December 31, 2005. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at June 30, 2006 or December 31, 2005.

Federal Funds sold totaled $74.1 million at June 30, 2006, an increase of $45.4 million from December 31, 2005. As previously mentioned, the increase in federal funds sold is primarily the result of funds raised through the issuance of 2,875,000 shares of the Company’s common stock during the second quarter of 2006. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements. The average yield on federal funds for the first six months of 2006 was 4.76%, up 207 basis points compared to the first six months of 2005 and averaged 4.98% during most recent quarter.

Loans

Total gross loans, including loans held for sale, totaled $607.6 million at June 30, up $56.5 million or 10% during the last 90 days for a total of $120.0 million or 25% since the beginning of the year. This increase compares to growth of $33.0 million in the comparable quarter last year, with pipelines at all the bank affiliates remaining strong.

Construction loans, largely secured by commercial real estate, totaled $220.3 million (37% of total loans) at June 30, 2006, up $78.8 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $15.7 million and total 36% of total loans outstanding, while commercial and industrial loans, a product line which the Company is giving renewed focus, climbed $19.9 million to approximately 9% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $72.0 million (12% of total loans), up $5.9 million from year-end and while consumer lines of credit and installment and other loans remained level at $24.5 million (4% of total loans) and $13.0 million (2% of total loans), respectively.

Asset quality

The Company’s asset quality continues to be strong, with nonperforming loans (non-accruals and 90+ days past due) decreasing from $321,000 at year-end 2005 to zero at June 30, 2006. Consequently, non-performers as a percent of loans outstanding fell from 0.07% at December 31, 2005, to zero. Thirty-to-ninety day delinquent loans were $623,000 or 0.10% of loans outstanding at June 30, 2006. There were $44,000 in net charge-offs during the second quarter for a total of $198,000 in net charge-offs for the first half of 2006, resulting in net charge-offs to average loans of 0.07%. These levels compare to zero in net charge-offs for the first half of 2005.

Deposits

Total deposits rose $58.4 million during the second quarter for a total increase since the beginning of the year of $98.5 million or 20%. Average deposits for the first six months of 2006 totaled $549.6 million, up $146.1 million or 36% compared to the same period last year. Average noninterest-bearing checking (DDA) accounts comprised 16% of total average deposits for the first six months of 2005, relatively level to that for the same period last year. During the past 90 days, DDA balances have increased slightly to $93.2 million, up 7% from the end of the first quarter 2006. These increases are reflective of the Company’s vigorous strategy to expand its source of low-cost funds.

The annualized average rate paid on total interest bearing deposits during the first six months of 2006 was 3.34%, an increase of 103 basis points compared to the same period last year. For the third quarter of 2006, the annualized average rate paid on total interest bearing deposits was 3.45%, an increase of 110 basis points compared to the second quarter of 2005. These increases resulted primarily from the higher interest rate environment under which we currently operate, and in competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and to as a tool to manage the Company’s interest rate risk. At June 30, 2006, borrowings totaled $42.0 million, an increase of $28.0 million compared to December 31, 2005. Total borrowings at June 30, 2006, consisted of $11.0 million in subordinated debt and $31.0 million in Federal Home Loan Bank (“FHLB”) Advances compared to $11.0 million and $3.0 million, respectively, at the end of 2005. During the second quarter of 2006, the Company took down $25.0 million in floating rate FHLB advances with an interest rate floor contract and purchased mortgage-backed securities, as a partial hedge against the potential future impact of falling interest rates. All of the Company’s borrowings are long-term with maturities ranging from June 2008 through December 2015.

Stockholders’ equity

Total stockholders’ equity was $118.4 million at June 30, 2006, a $59.4 million increase since December 31, 2005. This increase was primarily the result of the Company’s 2,875,000 share common stock offering in May 2006, which netted proceeds of $57.7 million. The Company intend to use the proceeds from the secondary offering to capitalize our Palm Beach County banking location, making it the fourth bank in our multi-bank structure, expected in the winter; finance the cash portion of our purchase of $93.0 million-asset Bristol Bank in the dynamic city of Coral Gables, Florida; and support our continued rapid earning asset growth throughout South Florida and Tampa Bay, which has exceeded our initial growth projections. Integration plans are well underway to close and merge Bristol into our Fort Lauderdale bank by the end of August and implement our commercial banking and wealth management business model in that new market, which our management team knows well.”

As a result of the common stock offering, coupled with record earnings growth, the Company’s Tier 1 leverage ratio increased to 17.01% at June 30, 2006, up from 10.28% at December 31, 2005.

ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2006 Compared to Second Quarter 2005

Consolidated net income for the second quarter of 2006 totaled $553,000. Income before income tax was $923,000, an increase of $596,000 or 182% compared to second quarter 2005. Top-line revenue climbed $3.0 million or 55%, primarily driven by $2.8 million greater net interest income, resulting from $181 million or 40% growth in earning assets and a 61 basis point increase in the net interest margin to 4.60%. Approximately $1.4 million of the top-line revenue increase reflects expansion in the net interest margin.

The strong $3.0 million increase in top-line revenue against a $2.1 million or 46% increase in noninterest expense produced continued favorable operating leverage. The bulk of the expense increase relates to personnel costs. Since year-end 2005, there have been 29 additions to staff across the Company’s areas of strategic focus, including residential mortgage origination and sales; deposit growth/cash management services; lending and credit administration; and selected branch expansion. The provision for loan losses rose $257,000, consistent with 54% growth in loans and continued strong asset quality.

The following tables summarize the major components of the Statements Operations and key ratios for the three months ending June 30, 2006 and 2005, respectively.

	FOR THE THREE MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2006	JUNE 30, 2005	$	%
Total interest income	$11,858	$6,671	$5,187	77.8%
Total interest expense	4,521	2,117	2,404	113.6%

Net interest income before provision	7,337	4,554	2,783	61.1%
Provision for loan losses	656	399	257	64.4%

Net interest income after provision	6,681	4,155	2,526	60.8%
Noninterest income	1,006	819	187	22.8%
Noninterest expense	6,764	4,647	2,117	45.6%

Net income before income tax expense	923	327	596	182.0%
Income tax expense	370	—	370	100.0%

Net income	553	327	226	68.8%

Basic Income per share	$0.07	$0.02	$0.05	250.0%
Diluted Income per share	0.07	0.02	0.05	250.0%
Weighted average shares outstanding - basic	7,390,499	5,686,208	1,704,291	30.0%
Weighted average shares outstanding - diluted	7,648,394	5,836,987	1,811,407	31.0%

Return on average assets	0.32%	0.27%	0.05	18.5%
Return on average common stockholders’ equity	2.48%	2.63%	(0.15)	(5.7)%

Top-line revenue	$8,343	$5,373	$2,970	55.3%
Net interest margin	4.60%	3.99%	0.61	15.3%
Efficiency ratio	81.08%	86.49%	(5.41)	(6.3)%

Net interest income

Net interest income in the second quarter totaled $7.3 million, up $2.8 million or 61% greater than the second quarter of 2005. Approximately $744,000 of the increase in net interest income was due to an improved net interest margin, which rose to 4.60% in the second quarter, up 61 basis points in the past four quarters. The higher margin reflects the Company having positioned its balance sheet to benefit from the current rising rate environment, with 48% of its loans adjusting to a prime rate change either immediately or within 90 days. In addition, the Company has managed its deposit mix and competitively repriced its products so that the overall increase in the rate on interest-bearing liabilities has lagged the increase in the yield on earning assets. Lastly, the increase in the second quarter reflects a lower proportion of interest-bearing liabilities because of the recent equity offering. The balance of the increase in second quarter net interest income was due to higher earning asset volumes, up $181 million (40%) compared to the same period last year.

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

	For the Three-Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans	$572,703	$11,048	7.74%	$381,085	$6,059	6.38%
Securities[1]	24,342	287	4.73%	23,956	222	3.72%
Federal funds sold	40,295	500	4.98%	52,608	384	2.93%
Interest-bearing deposits [2]	2,036	23	4.53%	429	6	0.00%

Total interest-earning assets	639,376	11,858	7.44%	458,078	6,671	5.84%

Noninterest-earning assets	47,039			33,173

Total Assets	$686,415			$491,251

Liabilities:
Interest-bearing liabilities:

Interest bearing checking	$52,159	98	0.75%	$52,310	46	0.35%
Money market accounts	207,901	1,677	3.24%	134,278	736	2.20%
Savings	3,646	10	1.10%	5,572	20	1.44%
Time deposit	217,339	2,358	4.35%	162,420	1,278	3.16%
Subordinated debt	11,000	200	7.29%	2,000	34	6.82%
FHLB Advances	13,220	178	5.40%	341	3	3.53%

Total interest-bearing liabilities	$505,265	4,521	3.59%	$356,921	2,117	2.38%

Noninterest-bearing deposits	89,078			72,832
Other liabilities	3,138			9,147
Stockholders’ equity	88,934			52,351

Total Liabilities & Stockholders’ Equity	$686,415			$491,251

Net interest income		$7,337			$4,554

Interest-rate spread			3.85%			3.46%
Net interest margin			4.60%			3.99%
Ratio of average interest-bearing liabilities to average earning assets		79.0%			77.9%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$3,696	$1,293	$4,989
Securities[1]	5	60	65
Federal funds sold	(153)	269	116
Interest-bearing deposits	12	5	17

Total interest income	3,560	1,627	5,187

Increase (decrease) in interest expense:
NOW and Money market deposits	594	399	993
Savings deposits	(6)	(4)	(10)
Time deposits	596	484	1,080
Subordinated debt	164	2	166
FHLB Advances	173	2	175

Total interest expense	1,521	883	2,404

Total change in net interest income	$2,039	$744	$2,783

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest income

Noninterest income was $1.0 million in the second quarter, a $187,000 or 23% increase over the second quarter 2005. This increase was primarily the result of a steady improvement in trust revenues and increased fees from selling mortgages into the secondary market. Second quarter 2006 trust fees climbed $301,000 or 82% over second quarter 2005 to $666,000, while the gain on sale of mortgage loans into the secondary market rose to $100,000 in the second quarter, up $17,000 or 20% from the comparable quarter of 2005. The Company has implemented a business strategy to actively address the needs of its high net worth clientele by placing experienced originators in each of its markets. These improvements more than offset the $131,000 reduction in service charges and fees on deposit accounts, primarily in NSF fees.

Noninterest expense

Noninterest expense totaled $6.8 million for the second quarter of 2006. Although this increase reflected a 46% or $2.1 million increase compared to second quarter 2005, the Company’s efficiency ratio has improved a substantial 541 basis points to 81%, reflecting significant positive operating leverage.

Slightly more than half or $1.3 million of the increase in second quarter 2006 expense over second quarter 2005 occurred in personnel expense, caused by additions to staff and greater incentive compensation expense. Approximately $340,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease and utilities costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases, which are attributable to the fast growth of the Company, occurred in the areas of data processing expense ($113,000), stationary, postage and office supplies ($47,000), seminars, travel and entertainment ($111,000), and advertising, marketing and public relations ($68,000).

Provision and Allowance for Loan Losses

The second quarter provision for loan losses was $656,000, up $257,000 (64%) from second quarter 2005. The increase reflects loan growth as well as continuing assessment of losses inherent in the portfolio based on a variety of client-specific factors, including the Company’s historic, as well as peer bank experience, and industry and economic trends. At June 30, 2006, the loan loss allowance was 0.93% of total loans. While there were no nonperforming loans as of June 30, there were $44,000 in net charge-offs during the second quarter, resulting in a ratio of net charge-offs to average loans of 0.03%. All the above asset quality measures are consistent with the Company’s historic experience and compare very favorably to national peer bank levels. Following is the allocation of the allowance for loan losses by type of loan (dollars in thousands):

	June 30, 2006		December 31, 2005		June 30, 2005
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Commercial real estate	$1,707	33.7%	$1,516	36.9%	$1,147	35.7%
Construction	2,486	36.3%	1,675	29.0%	934	20.5%
Multifamily	175	2.7%	248	5.2%	202	5.4%
One-to-four family residential	328	11.9%	286	13.6%	285	17.8%
Commercial	609	9.3%	480	7.6%	555	11.0%
Lines of credit	176	4.0%	241	5.4%	221	6.4%
Consumer	185	2.1%	157	2.3%	169	3.2%

Total	$5,666	100.0%	$4,603	100.0%	$3,513	100.0%

Six-months Ended June 30, 2006 Compared to Six-months Ended June 30, 2005

Consolidated net income for the first half of 2006 totaled $953,000. Income before income tax was $1.6 million, a 100% improvement compared to the first six months of 2005. Top-line revenue climbed $6.0 million or 62%, primarily driven by $5.4 million greater net interest income, a result of $173 million or 40% growth in earning assets and a 71 basis point increase in the net interest margin to 4.52%. Approximately $1.4 million of the top-line revenue increase reflects expansion in the net interest margin.

The strong $6.0 million increase in top-line revenue against a $3.8 million or 42% increase in noninterest expense produced continued favorable operating leverage. The bulk of the expense increase relates to personnel costs. The provision for loan losses rose $567,000, consistent with 54% growth in loans and continued strong asset quality.

The following tables summarize the major components of the Statements Operations and key ratios for the six months ending June 30, 2006 and 2005, respectively.

	FOR THE SIX MONTHS ENDED		INCREASE/(DECREASE)
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	JUNE 30, 2006	JUNE 30, 2005	$	%
Total interest income	$21,804	$12,111	$9,693	80.0%
Total interest expense	8,249	3,937	4,312	109.5%

Net interest income before provision	13,555	8,174	5,381	65.8%
Provision for loan losses	1,262	695	567	81.6%

Net interest income after provision	12,293	7,479	4,814	64.4%
Noninterest income	2,105	1,516	589	38.9%
Noninterest expense	12,805	9,042	3,763	41.6%

Net income (loss) before income tax expense	1,593	(47)	1,640	3489.4%
Income tax expense	640	—	640	100.0%

Net income (loss)	953	(47)	1,000	2127.7%

Basic Income (loss) per share	$0.14	$(0.06)	$0.20	333.3%
Diluted Income (loss) per share	0.14	(0.06)	0.20	333.3%
Weighted average shares outstanding - basic	6,671,212	5,263,602	1,407,610	26.7%
Weighted average shares outstanding - diluted	6,928,726	5,263,602	1,665,124	31.6%

Return on average assets	0.29%	(0.02)%	0.31	1550.0%
Return on average common stockholders’ equity	2.55%	(0.18)%	2.73	1516.7%

Top-line revenue	$15,660	$9,690	$5,970	61.6%
Net interest margin	4.52%	3.81%	0.71	18.6%
Efficiency ratio	81.77%	93.31%	(11.54)	(12.4)%

Net interest income

Net interest income for the first half of 2006 totaled $13.6 million, up $5.4 million or 66% greater than the first six months of 2005. Approximately $1.4 million of the increase in net interest income was due to an improved net interest margin, with $4.0 million a result of $31.4 million growth in net interest earning assets. The yield on interest earning assets for the first six months of 2006 was 7.27%, a 162 basis point increase over the same period last year, while the cost of funds increased 112 basis points to 3.46%. This resulted in a 50 basis point increase in the interest-rate spread primarily due to a 200 basis point increase in the prime rate since June 2005.

In addition, total average interest earning assets increased $172.6 million to $604.7 million for the first half of 2006 and total average interest bearing liabilities increased $141.2 million to $480.9 million. This positive growth in net earning assets of $31.4 million was reflective of the companies campaign to grow average noninterest bearing deposits which were $88.3 million for the first six months of 2006, an increase of $22.3 million compared to the same period last year.

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

	For the Six-Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans	$545,430	$20,430	7.55%	$361,738	$11,105	6.19%
Securities[1]	21,929	494	4.54%	17,013	292	3.46%
Federal funds sold	35,942	849	4.76%	52,974	707	2.69%
Interest-bearing deposits [2]	1,383	31	4.52%	363	7	3.89%

Total interest-earning assets	604,684	21,804	7.27%	432,088	12,111	5.65%

Noninterest-earning assets	41,493			29,551

Total Assets	$646,177			$461,639

Liabilities:
Interest-bearing liabilities:

Interest bearing checking	$52,115	164	0.63%	$43,646	71	0.33%
Money market accounts	189,417	2,911	3.10%	121,723	1,234	2.04%
Savings	4,075	23	1.14%	5,494	40	1.47%
Time deposit	215,688	4,545	4.25%	166,571	2,522	3.05%
Subordinated debt	11,000	386	7.08%	2,000	66	6.65%
FHLB Advances	8,564	220	5.18%	221	4	3.65%

Total interest-bearing liabilities	$480,859	8,249	3.46%	$339,655	3,937	2.34%

Noninterest-bearing deposits	88,304			66,036
Other liabilities	2,345			126
Stockholders’ equity	74,669			55,822

Total Liabilities & Stockholders’ Equity	$646,177			$461,639

Net interest income		$13,555			$8,174

Interest-rate spread			3.81%			3.31%
Net interest margin			4.52%			3.81%
Ratio of average interest-bearing liabilities to average earning assets		79.5%			78.6%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$6,880	$2,445	$9,325
Securities[1]	111	91	202
Federal funds sold	(402)	544	142
Interest-bearing deposits	23	1	24

Total interest income	6,612	3,081	9,693

Increase (decrease) in interest expense:
NOW and Money market deposits	1,067	703	1,770
Savings deposits	(8)	(9)	(17)
Time deposits	1,035	988	2,023
Subordinated debt	316	4	320
FHLB Advances	214	2	216

Total interest expense	2,624	1,688	4,312

Total change in net interest income	$3,988	$1,393	$5,381

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest income

Noninterest income was $2.1 million in the first six months of 2006, a $589,000 or 39% increase over the comparable period of 2005. This increase was primarily the result of a steady improvement in trust revenues and increased fees from selling mortgages into the secondary market. For the first half of 2006 trust fees climbed $589,000 or 86% over the first six months of 2005 to $1.3 million, while the gain on sale of mortgage loans into the secondary market rose to $282,000 in the first six months of 2006, up $187,000 or 197% from the comparable period of 2005. In the first half of this year, $53.7 million of residential loans were sold into the secondary market versus $21.3 million in the first six months of 2005. These improvements more than offset the $292,000 reduction in NSF fees between the two periods.

Noninterest expense

Noninterest expense totaled $12.8 million for the six months of 2006. Although this increase reflected a 42% or $3.8 million increase compared to the same period of 2005, the Company’s efficiency ratio has improved a substantial 1,154 basis points to 82%, reflecting significant positive operating leverage.

A total of $2.4 million of the increase in noninterest expense between the two periods occurred in personnel expense, caused by additions to staff and greater incentive compensation expense. During the first six months of 2006 there were 29 additions to staff, bringing total full-time equivalent employees to 184 (including commissioned mortgage loan originators). The majority of these hires, reflective of the Company’s primary expansion initiatives, have been in secondary mortgage market origination and support (8), deposit and cash management related (7), lending and credit (7), and two new branches (7). In addition, a key manager and additional specialist joined our Human Resources area in the second quarter. Approximately $571,000 of the increase is explained by higher occupancy and equipment-related expense. As discussed earlier, occupancy costs rose due to additional space required for business expansion. Other increases that are attributable to the fast growth of the Company occurred in the areas of data processing expense ($255,000), seminars, travel and entertainment ($162,000), and advertising, marketing and public relations ($179,000).

Provision and Allowance for Loan Losses

The provision for loan losses for the first six months of 2006 was $1.3 million, up $567,000 (82%) from the same period last year. The increase reflects loan growth as well as continuing assessment of losses inherent in the portfolio based on a variety of client-specific factors. There were $198,000 in net charge-offs during the first six months of 2006, resulting in a ratio of net charge-offs to average loans of 0.07% compared to zero net charge-offs for the first half of 2005. There were no nonperforming loans at June 30, 2006 compared to $469,000 at June 30, 2005 and loans thirty to eighty-nine days delinquent have been reduced from $1.1 million at June 30, 2005 to $623,000 at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management

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

In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from Bancshares. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

At June 30, 2006, the Company had $31.0 million in outstanding borrowings from the FHLB of its present $61.9 million line, and there was $29.8 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified for the FHLB line, total borrowings from the FHLB could be as high as $111.9 million based on a maximum of 20% of the Bank of Florida—Southwest bank’s assets, 10% of the Ft. Lauderdale bank’s assets and 10% of Bank of Florida – Tampa Bay bank’s assets as of June 30, 2006.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. At June 30, 2006, the Banks exceeded their regulatory liquidity requirements.

Capital

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

The Company was considered well capitalized as of June 30, 2006. The following table reflects the actual capital levels and minimum required levels at June 30, 2006 ($ in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$133,038	19.29%	$55,174	8.00%	$—	N/A
Bank of Florida - Southwest	$37,796	10.42%	$29,014	8.00%	$36,268	10.00%
Bank of Florida	$25,648	10.66%	$19,242	8.00%	$24,053	10.00%
Bank of Florida – Tampa Bay	$18,655	21.54%	$6,927	8.00%	$8,659	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$116,371	16.87%	$27,587	4.00%	$—	N/A
Bank of Florida - Southwest	$29,870	8.24%	$14,507	4.00%	$21,761	6.00%
Bank of Florida	$17,646	7.34%	$9,621	4.00%	$14,432	6.00%
Bank of Florida – Tampa Bay	$17,917	20.69%	$3,464	4.00%	$5,195	6.00%
Tier 1 capital (to average assets)
Consolidated	$116,371	17.01%	$27,362	4.00%	$—	N/A
Bank of Florida - Southwest	$29,870	8.65%	$13,815	4.00%	$17,269	5.00%
Bank of Florida	$17,646	7.01%	$10,062	4.00%	$12,578	5.00%
Bank of Florida – Tampa Bay	$17,917	21.54%	$3,328	4.00%	$4,160	5.00%

Off-Balance Sheet Financial Instruments

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2006, follows (In thousands):

Contract Amount
Standby letters of credit	$5,306
Undisbursed lines of credit	$143,309
Commitments to extend credit	$96,064

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

At June 30, 2006, the Company had $448.3 million in interest sensitive assets compared to $326.7 million in interest sensitive liabilities that will mature or reprice within a year, resulting in a positive gap position of $121.6 million or 16.7%. Within the first 90 days of a rate change, the Company is positively gapped by $334.6 million, reflecting, among other factors, that 48% of the portfolio (including cash flow) will reprice with a prime rate change.

The following is a consolidated maturity and repricing analysis of rate sensitive assets and liabilities as of June 30, 2006.

	0-90 DAYS	91-180 DAYS	181-365 DAYS	OVER 1 YEAR	TOTAL
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$74,127	$—	$—	$—	$74,127
Due from banks and investment securities (including required investments in FHLB and FRB stock)	1,455	—	1,535	43,335	46,325
Loans	340,366	15,248	15,544	235,406	606,564

Total interest-earning assets	415,948	15,248	17,079	278,741	727,016

Interest-bearing deposits (Non CDs)	26,296	59,403	73,484	128,706	287,889
Certificates of deposit	55,032	57,783	48,649	50,987	212,451
Other borrowings	—	—	6,000	36,000	42,000

Total interest-bearing liabilities	81,328	117,186	128,133	215,693	542,340

Interest Sensitivity Gap:
Rate-sensitive assets less rate-sensitive liabilities	$334,620	$(101,938)	$(111,054)	$63,048	$184,676

Cumulative interest sensitivity gap	$334,620	$232,682	$121,628	$184,676

Interest sensitivity gap ratio	46.0%	(14.0)%	(15.3)%	8.7%

Cumulative interest sensitivity gap ratio	46.0%	32.0%	16.7%	25.4%

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bancshares of Florida, Inc., its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bancshares of Florida, Inc.’s financial performance and could cause actual results for fiscal 2006 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bancshares of Florida, Inc. does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2005.

(c) Changes in Internal Controls

Bancshares of Florida, Inc. has made no significant changes in its internal controls over financial reporting during the six months ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2006, the Company held its Annual Meeting of shareholders at which the following proposals were considered and acted upon:

PROPOSAL I – To elect fourteen directors as follows:

Director	Votes For:	Votes Withheld:
Donald R. Barber	4,751,584	269,397
Joe B. Cox	5,012,506	8,475
Earl L. Frye	4,791,316	229,665
H. Wayne Huizenga, Jr.	4,798,616	222,365
John B. James	4,760,284	260,697
LaVonne Johnson	4,749,884	271,097
Edward Kaloust	5,011,106	9,875
Martin P. Mahan	4,750,584	270,397
Michael L. McMullan	4,750,584	270,397
Harry K. Moon, M.D.	5,013,106	7,875
Michael T. Putziger	5,012,106	8,875
Richard Rochon	4,793,416	227,565
Ramon A. Rodriguez	4,793,416	227,565
Terry W. Stiles	5,013,106	7,875

PROPOSAL II – To approve the Company’s 2006 Stock Compensation and the suspension of the Company’s 1999 Stock Option Plan;

For	Against	Abstain
3,077,477	430,988	13,025

PROPOSAL III – To approve the ratification of the appointment of Hacker, Johnson & Smith, P.A. as the independent auditors for Bancshares of Florida, Inc. and its subsidiaries;

For	Against	Abstain
4,994,210	22,321	4,450

ITEM 6. EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of an exhibit to Form 10-QSB/A-1 filed on December 3, 2001. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. (g.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2003. The exhibits which are denominated by an (h.) were previously filed as part of a Form 10-QSB/A filed on August 12, 2003. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits that are denominated by an (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Form 10-K filed with the SEC on March 13,2006. The exhibits that are denominated by a (n.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on May 4,,2006. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
m.2.1	Agreement and Plan of Merger to acquire Bristol Bank dated March 7, 2006

k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

b.4.1	Specimen Common Stock Certificate

n.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan, dated February 1, 2005

l.10.1.1	Amendment to Employment Agreement of Martin P. Mahan dated February 1, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.8	Employment Agreement of John B. James, dated as of October 1, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.13	Employee Severance Agreement of John S. Chaperon, dated as of March 1, 2003

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002

m.10.15	Change in Control Agreement of Jim Goehler, dated November 30, 2005

m.10.16	Change in Control Agreement of Daniel Taylor, dated March 18, 2005

o.10.17	Change in Control Agreement of Sharon I. Hill, dated March 21, 2006

10.18	Change in Control Agreement of Tracy L. Keegan, dated July 24, 2006

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: August 1, 2006	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2006	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial and Accounting Officer)