Form 10-Q
period 2006-09-30
BANCSHARES OF FLORIDA INC
filed 2006-11-01
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock, as of October 31, 2006 was 9,563,703 shares of $.01 par value common stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(In Thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$31,331	$18,976
Interest-bearing deposits due from other banks	2,903	2,402
Federal funds sold	14,223	28,739

TOTAL CASH AND CASH EQUIVALENTS	48,457	50,117
Securities held to maturity	25	25
Securities available for sale	41,970	18,597
Loans held for sale	2,364	1,323
Loans held for investment	726,246	485,399
Less: Allowance for loan losses	7,094	4,603

NET LOANS HELD FOR INVESTMENT	719,152	480,796
Restricted securities, Federal Home Loan Bank stock, at cost	3,117	918
Premises and equipment	7,301	6,716
Accrued interest receivable	3,916	2,196
Cash surrender value of life insurance	3,217	3,128
Deferred tax asset	4,454	3,951
Goodwill	10,597	—
Intangible assets	2,628	925
Other assets	2,898	1,090

TOTAL ASSETS	$850,096	$569,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$660,443	$495,080
Subordinated debt	11,000	11,000
Federal home loan bank advances	39,500	3,000
Accrued interest payable	749	352
Accrued expenses and other liabilities	3,941	1,289

TOTAL LIABILITIES	715,633	510,721

Stockholders’ Equity:
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 9,563,703 and 5,943,783 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	96	59
Additional paid-in capital	139,713	66,066
Accumulated deficit	(5,227)	(6,870)
Accumulated other comprehensive loss	(119)	(194)

TOTAL STOCKHOLDERS’ EQUITY	134,463	59,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$850,096	$569,782

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Months Ended September 30, 2006 and 2005

(In Thousands, except share and per share data, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$13,151	$6,967	$33,582	$18,071
Interest on securities and other	622	203	1,147	504
Interest on federal funds sold	526	390	1,374	1,096

TOTAL INTEREST INCOME	14,299	7,560	36,103	19,671

INTEREST EXPENSE
Interest on deposits	5,277	2,277	12,921	6,143
Interest on subordinated debt	213	60	597	127
Interest on Federal Home Loan Bank advances	477	34	698	38

TOTAL INTEREST EXPENSE	5,967	2,371	14,216	6,308

NET INTEREST INCOME	8,332	5,189	21,887	13,363
PROVISION FOR LOAN LOSSES	840	614	2,102	1,309

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,492	4,575	19,785	12,054

NONINTEREST INCOME
Service charges and fees	331	363	878	1,096
Trust fees	659	401	1,936	1,089
Gain on sale of loans, net	72	101	354	196

TOTAL NONINTEREST INCOME	1,062	865	3,168	2,381

NONINTEREST EXPENSES
Salaries and employee benefits	4,236	2,660	11,266	7,316
Occupancy	1,032	729	2,863	2,180
Equipment rental, depreciation and maintenance	421	331	1,163	881
Data processing	495	347	1,408	1,005
Stationary, postage and office supplies	176	129	478	389
Professional fees	145	251	559	846
Advertising, marketing and public relations	190	124	592	347
Other	723	282	1,894	931

TOTAL NONINTEREST EXPENSES	7,418	4,853	20,223	13,895

INCOME BEFORE INCOME TAX EXPENSE	1,136	587	2,730	540
Income tax expense	447	—	1,087	—

NET INCOME	$689	$587	$1,643	$540

NET INCOME PER SHARE: BASIC	$0.08	$0.10	$0.22	$0.05

NET INCOME PER SHARE: DILUTED	$0.07	$0.10	$0.21	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	9,149,185	5,917,630	7,506,280	5,484,007

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	9,397,872	6,168,208	7,763,654	5,671,788

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2005 and the Nine-Months Ended September 30, 2006 (Unaudited)

(In Thousands, except share and per share data;)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total
Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954
Net income	—	—	—	—	—	4,883	—	4,883
Exercise of stock options & warrants	—	—	27,797	—	277	—	—	277
Tax benefit from stock options exercised	—	—	—	—	107	—	—	107
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	280	—	—	280
Common stock issued, net of offering cost of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104.00 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	(152)	(152)

Balance as of December 31, 2005	—	—	5,943,783	59	66,066	(6,870)	(194)	59,061
Net income	—	—	—	—	—	1,643	—	1,643
Exercise of stock options & warrants	—	—	56,702	1	634	—	—	635
Tax benefit from stock options exercised	—	—	—	—	159	—	—	159
Adjustments to additional paid-in-capital from stock compensation expense	—	—	—	—	221	—	—	221
Common stock issued, net of offering cost of $3,941	—	—	2,875,000	29	57,843	—	—	57,872
Common stock issued in acquisition	—	—	688,218	7	14,790	—	—	14,797
Changes in fair value on available for sale securities, net of tax of $45	—	—	—	—	—	—	75	75

Balance as of September 30, 2006	—	$—	9,563,703	$96	$139,713	$(5,227)	$(119)	$134,463

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, unaudited)	Three-months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$689	$587	$1,643	$540
Other comprehensive income :
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of income tax of $104 and $45 in 2006, respectively.	173	(69)	75	(91)

Comprehensive income	$862	$518	$1,718	$449

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2006 and 2005

(In Thousands)

	(Unaudited)
	Nine-Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,643	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	905
Provision for loan losses	2,102	1,309
Accretion of deferred loan fees and costs, net	(656)	(252)
Accretion of premiums and discounts on investments, net	(13)	(47)
Gain on sale of loans held for sale, net	(354)	—
Proceeds from sale of loans held for sale	70,202	—
Originations of loans held for sale	(70,889)	—
Amortization of intangible assets	29	29
Increase in accrued interest receivable	(970)	(893)
Deferred income tax expense	1,087	—
Increase in bank-owned life insurance	(89)	(76)
(Increase) Decrease in other assets	(2,181)	66
Stock compensation expense	221	134
Increase in accrued interest payable	397	46
Increase in accrued expenses and other liabilities	1,903	654

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,493	2,415

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(179,786)	(118,925)
Excess of assets acquired over liabilities assumed, net of cash acquired in Business acquisition	670	—
Proceeds from maturing securities and principal payments on available-for-sale securities	23,442	332,886
Purchase of securities available-for-sale	(23,691)	(326,079)
Purchase of restricted securities, net	(1,634)	(239)
Purchase of premises and equipment, net	(1,379)	(866)

NET CASH USED IN INVESTING ACTIVITIES	(182,378)	(113,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	90,718	67,244
Takedown of Advances	86,000	11,000
Repayment of Advances	(58,000)	6,000
Redemption of Series A preferred stock	—	(1,275)
Net proceeds from issuance of common stock	58,507	13,023

NET CASH PROVIDED BY FINANCING ACTIVITIES	177,225	95,992

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,660)	(14,816)
CASH AND CASH EQUIVALENTS:
Beginning of period	50,117	57,897

End of period	$48,457	$43,081

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2006 and 2005

(In Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$13,819	$6,262

Taxes	$100	$—

Noncash Transactions:
Unrealized holding loss on securities available-for-sale	$75	$(91)

Increase in preferred stock for dividends paid	$—	$125

Tax benefit from exercise of common stock options	$159	$—

Preferred stock exchanged for common stock	$—	$2,509

Acquisition of Financial Institution:
Fair value of investment securities acquired	23,556	—

Fair value of premises and equipment acquired	$267	—

Fair value of loans acquired	$60,602	—

Core deposit intangible	$1,732	—

Goodwill	$10,597	—

Fair value of other assets acquired	2,439	—

Fair value of deposit liabilities assumed	$74,645	—

Fair value of FHLB advances assumed	$8,500	—

Fair value of other liabilities assumed	749	—

See accompanying notes to condensed consolidated financial statements.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—General

The consolidated financial statements of Bancshares of Florida, Inc. (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay (collectively, the Banks), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated.

Bancshares of Florida, Inc, incorporated in Florida in September 1998, is a multi-bank holding company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our trust company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of September 30, 2006 and December 31, 2005, and the results of operations for the three and nine-month periods ended September 30, 2006 and 2005, the cash flows for the nine months ended September 30, 2006 and 2005, and the stockholders’ equity for the nine and twelve months ended September 30, 2006 and December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2006 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2006 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Stock-based Compensation

In 2000, the Company adopted the 1999 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares. In no event, however, would the number of reserved shares ever exceed 1,000,000 shares. The 2006 Stock compensation Plan authorized 12% of common shares issued after April 3, 2006 plus 58,154 shares which were available for grant under the 2005 plan and was approved by shareholders on June 8, 2006.

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

terminate on June 8, 2016. At September 30, 2006, there were 465,955 shares available for grant under the Plan.

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As of December 31, 2005, only 10,551 stock options were not fully vested.

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

In 2005, the Company’s Board of Directors approved the acceleration of vesting of virtually all outstanding stock options that existed as of December 14, 2005 (the “Acceleration”). In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123R.

As a result of adopting SFAS 123R on January 1, 2006, the total fair value of shares vested and recognized as compensation expense was approximately $100,500 and $123,900, respectively, for the three and nine-months ended September 30, 2006. There was no associated tax benefit recognized in connection with these incentive stock options. As of September 30, 2006, the Company had 36,050 nonvested options outstanding and there was $380,100 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through June 30, 2011.

As part of the adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s stock.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

The fair value of each option granted during the three months ended September 30, 2006 and 2005 was $11.68 and $8.86, respectively, and for the nine months ended September 30, 2006 and 2005 was $11.28 and $7.48, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	47.00%	40.00%	47.00%	37.00%
Risk-free interest rate	5.06%	4.05%	4.80%	3.86%
Expected life	7 years	7 years	7 years	7 years

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine-months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data):

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net income as reported	$587	$540
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(94)	(631)

Proforma net income (loss)	$493	$(91)

Earnings per share as reported:
Earnings per share – basic	$0.10	$0.05

Earnings per common and common equivalent share – diluted	$0.10	$0.05

Proforma earnings ( loss) per share:
Earnings (loss) per share – basic	$0.08	$(0.07)

Earnings (loss) per common and common equivalent share - diluted share – diluted	$0.08	$(0.06)

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At September 30, 2006 and December 31, 2005 warrants to purchase 241,879 and 288,190 common shares, respectively, at an average exercise price of $11.06 and $11.09, respectively, were outstanding. Of that amount, 226,679 and 265,390, respectively, were fully vested. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. Compensation expense totaling $97,000 and $133,600 was recognized during the nine months ended September 30, 2006 and 2005, respectively in connection with certain of these warrants and options.

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $6,700 and $35,700, respectively. Stock option activity during the period was as follows:

Stock Option Plan	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICEPER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2005	655,189	$14.61
Granted	26,499	20.88
Exercised	(10,391)	11.04
Forfeited	(2,050)	17.57

Balance, September 30, 2006	669,247	$15.12	7.3 years	$5,317

Exercisable, September 30, 2006	637,748	$15.07	7.2 years	$5,017

Stock Warrants Outstanding
Balance December 31, 2005	288,190	$11.09
Granted	—	—
Exercised	(46,311)	11.24
Forfeited	—	—

Balance September 30, 2006	241,879	$11.06

NOTE 3—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and; (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for financial statements as of the fiscal year ended December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 157, “Fair Value Measurements”, (“FAS 157”). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Early adoption is permitted. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements (cont’d)

recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement is effective for fiscal years beginning after December 15, 2006. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

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

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Income Per Common Share

Basic income per share represents net income available to common shareholders minus preferred stock dividends divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing income per share for the three and nine-months ended September 30, 2006 and 2005, are summarized as follows (in thousands, except share data):

	For the three months ended September 30,
	2006			2005
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Net income	$689	9,149,185	$0.08	$587	5,917,630	$0.10
Dilutive effect of stock options outstanding		175,955			168,201
Dilutive effect of warrants outstanding		72,732			82,377

Income available to common shareholders – diluted	$689	9,397,872	$0.07	$587	6,168,208	$0.10

	For the nine months ended September 30,
	2006			2005
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Net income	$1,643			$540
Less premium paid on preferred stock	—			(149)
Less preferred stock dividends	—			(125)

Income available to common shareholders – basic	1,643	7,506,280	$0.22	266	5,484,007	$0.05
Dilutive effect of stock options outstanding		184,394			122,188
Dilutive effect of warrants outstanding		72,980			65,593

Income available to common shareholders – diluted	$1,643	7,763,654	$0.21	$266	5,671,788	$0.05

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—Business Combination

On August 25, 2006, the Company completed the acquisition of Bristol Bank (“Bristol”) in Coral Gables, Florida, by merging Bristol into the Company’s wholly-owned subsidiary, Bank of Florida – Southeast. The acquisition of Bristol Bank provides the Company entry into the dynamic Coral Gables market. The Coral Gables/Miami-Dade County demographics are a perfect fit for the Company’s premium private-banking brand and entrepreneurial business model. The Company issued a total of 688,218 shares of common stock and cash consideration of approximately $6.2 million representing total consideration of $21.0 million.

The Company recorded $12.3 million in intangible assets, of which $1.7 million was allocated to the core deposit intangible. The principal factors considered when valuing the core deposit intangible consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The remaining intangible created of $10.6 million, was allocated to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Bristol Bank
Cash and due from banks	$2,329
Securities	23,556
Federal funds sold	4,522
Net loans	60,016
Other assets	2,439
Goodwill	10,597
Core deposit intangible	1,732

Total assets acquired	$105,191

Deposits	74,645
Federal Home Loan Bank advances	8,500
Other liabilities	749

Total liabilities assumed	83,894

Net assets acquired	$21,297

The Company’s results of operations includes the operations of the acquired banks since the acquisition date. The following table presents unaudited proforma results for the three and nine-months ended September 30, 2006 and 2005. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred on January 1, for the periods presented (in thousands, except per share amount).

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Total revenue	$16,279	$9,808	$43,204	$25,928
Net income	$120	$591	$745	$405
Basic income per share	$0.01	$0.09	$0.09	$0.02
Diluted income per share	$0.01	$0.09	$0.09	$0.02

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Segment Information

The Company has five reportable segments: Bank of Florida—Southwest, based in Naples, Florida; Bank of Florida—Southeast, based in Fort Lauderdale, Florida; Bank of Florida—Tampa Bay, based in Tampa, Florida; Bank of Florida Trust Company, based in Naples, Florida; and Bancshares of Florida, Inc., the parent corporation. The following presents financial information of reportable segments as of and for the three-month periods ended September 30, 2006 and 2005 and June 30, 2006. The “Other” column includes bank holding company financial results and inter-company elimination entries. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (in thousands).

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida - Southeast	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.- Consolidated
September 30, 2006
Net interest income	$3,576	$3,353	$1,094	$21	$288	$8,332
Provision for loan losses	380	201	259	—	—	840
Noninterest income	197	178	29	658	—	1,062
Noninterest expense	1,479	2,088	916	527	2,408	7,418
Holding company servicing costs	649	468	177	26	(1,320)	—

Net income (loss) before income tax	1,265	774	(229)	126	(800)	1,136
Income tax expense (benefit)	512	78	28	112	(283)	447

Net income (loss)	$753	$696	$(257)	$14	$(517)	$689

End of period assets	$367,417	$405,457	$114,477	$3,020	$40,275	$850,096

Assets under advice	$—	$—	$—	$381,371	$—	$381,371

June 30, 2006
Net interest income	$3,328	$3,001	$806	$20	$182	$7,337
Provision for loan losses	330	249	77	—	—	656
Noninterest income	172	142	26	666	—	1,006
Noninterest expense	1,486	1,849	733	515	2,181	6,764
Holding company servicing costs	617	436	164	25	(1,242)	—

Net income (loss) before income tax	1,067	609	(142)	146	(757)	923
Income tax expense (benefit)	401	229	(48)	58	(270)	370

Net income (loss)	$666	$380	$(94)	$88	$(487)	$553

End of period assets	$390,062	$284,511	$92,149	$2,882	$(13,337)	$756,267

Assets under advice	$—	$—	$—	$384,154	$—	$384,154

September 30, 2005
Net interest income	$2,452	$2,234	$486	$17	$—	$5,189
Provision for loan losses	279	227	108	—	—	614
Noninterest income	323	121	20	401	—	865
Noninterest expense	1,140	1,316	484	345	1,568	4,853
Holding company servicing costs	479	233	68	21	(801)	—

Net income (loss) before income tax	877	579	(154)	52	(767)	587
Income tax expense (benefit)	—	—	—	—	—	—

Net income (loss)	$877	$579	$(154)	$52	$(767)	$587

End of period assets	$268,369	$195,067	$63,215	$2,467	$(11,035)	$518,083

Assets under advice	$—	$—	$—	$340,753	$—	$340,753

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Segment Information (cont’d)

The following presents financial information of reportable segments as of and for the nine-month periods ended September 30, 2006 and 2005. The “Other” column includes bank holding company financial results and inter-company elimination entries. When performance of these segments is reported in the text of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in similar texts, figures are stated before the latter eliminating entries (in thousands).

For the Nine Months Ended:	Bank of Florida - Southwest	Bank of Florida - Southeast	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bancshares of Florida, Inc.- Consolidated
September 30, 2006
Net interest income	$9,770	$9,025	$2,544	$60	$488	$21,887
Provision for loan losses	945	710	447	—	—	2,102
Noninterest income	667	484	81	1,936	—	3,168
Noninterest expense	4,382	5,625	2,226	1,543	6,447	20,223
Holding company servicing costs	1,873	1,328	487	77	(3,765)	—

Net income (loss) before income tax	3,237	1,846	(535)	376	(2,194)	2,730
Income tax expense (benefit)	1,256	484	(79)	211	(785)	1,087

Net income (loss)	$1,981	$1,362	$(456)	$165	$(1,409)	$1,643

End of period assets	$367,417	$405,457	$114,477	$3,020	$40,275	$850,096

Assets under advice	$—	$—	$—	$381,371	$—	$381,371

September 30, 2005
Net interest income	$6,638	$5,553	$1,122	$50	$—	$13,363
Provision for loan losses	612	344	353	—	—	1,309
Noninterest income	939	316	37	1,089	—	2,381
Noninterest expense	3,371	3,693	1,367	994	4,470	13,895
Holding company servicing costs	1,421	690	196	63	(2,370)	—

Net income (loss) before income tax	2,173	1,142	(757)	82	(2,100)	540
Income tax expense (benefit)	—	—	—	—	—	—

Net income (loss)	$2,173	$1,142	$(757)	$82	$(2,100)	$540

End of period assets	$268,369	$195,067	$63,215	$2,467	$(11,035)	$518,083

Assets under advice	$—	$—	$—	$340,753	$—	$340,753

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Loans

The following table sets forth the composition of the loan portfolio at September 30, 2006 and December 31, 2005 (in thousands).

	September 30, 2006	December 31, 2005
Real estate:
Commercial real estate	$235,988	$180,039
Real estate - construction	258,363	141,534
One-to-four family residential	102,613	64,805
Multi-family	21,254	25,255

Total Real Estate Loans	618,218	411,633
Commercial Loans	59,196	36,834
Lines of credit	35,893	26,393
Consumer loans	14,151	11,391

Total Gross loans held for investment	727,458	486,251
Less: allowance for loan losses	(7,094)	(4,603)
Less: unamortized loan fees, net	(1,212)	(852)

Total loans held for investment, net	$719,152	$480,796

Residential one-to-four family – loans held for sale	$2,364	$1,323

At September 30, 2006, the Company had two loans totaling $3.8 million which were classified as impaired under SFAS 114. A loan is considered impaired when, based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. A specific allowance was not required on these loan as the value of the underlying collateral exceeds the current book value. At December 31, 2005, the Company had one loan totaling $500,000 which was classified as impaired under SFAS No. 114. The average recorded investment in impaired loans during the nine-months ended September 30, 2006 and 2005, was $732,000 and $266,000, respectively. The amount of the interest recognized on impaired loans during the nine-month periods was not significant.

At September 30, 2006 and December 31, 2005, the Company had nonaccrual loans with a balance of $743,000 and $321,000, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2006 and December 31, 2005, respectively. The following table represents the activity in the allowance for loan losses during the nine months ended September 30, 2006 and 2005 (in thousands).

	September 30,
	2006	2005
Beginning balance	$4,603	$2,817
Reserves related to acquisition	586	—
Provision for loan losses	2,102	1,309
Charge-offs	(200)	(45)
Recoveries	3	3

Ending balance	$7,094	$4,084

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—Goodwill and Other Intangible Assets

The Company has intangible assets totaling $13.2 million. Of that amount, $12.3 million was acquired through the purchase of Bristol Bank in August 2006 as discussed in Note 2 – Business Combinations. The remaining $896,000 resulted from the purchase of Bank of Florida – Tampa Bay.

In connection with the acquisition of Bristol Bank, the Company recorded $10.6 million in goodwill and $1.7 million of core deposit intangible. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31st is $113,000, $296,000, $242,000, $198,000 and $162,000, respectively.

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida – Tampa Bay that had not yet been incorporated or commenced its planned principal operations. The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. The balance of the intangible asset was $896,000 ($974,000 gross carrying amount less $78,000 accumulated amortization) and $925,000 ($974,000 gross carrying amount less $49,000 accumulated amortization) at September 30, 2006 and December 31, 2005, respectively. This intangible is being amortized on a straight-line basis over 25 years. The estimated amortization expense for each of the five succeeding years ending December 31st is $38,955 per year.

NOTE 9–Federal Home Loan Bank Advances

At September 30, 2006, the Company had $39.5 million in advances from the Federal Home Loan Bank (FHLB), at an average rate of 5.33%, with varying maturities. The Company had $3.0 million in FHLB advances at December 31, 2005 at a rate of 4.26%, maturing on June 24, 2008. At September 30, 2006 and December 31, 2005, the Company had an unused credit line with the FHLB of $21.4 million and $32.1 million, respectively. Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by the Company’s FHLB stock and a blanket lien on one-to-four family residential loans and certain loans secured by multifamily dwellings totaling $60.7 million as of September 30, 2006. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at September 30, 2006 and December 31, 2005, respectively (in thousands):

	At September 30, 2006		At December 31, 2005
	Amount	Rate	Amount	Rate
Fixed Rate; Matures 6/24/2008	$3,000	4.26%	$3,000	4.26%
Fixed Rate; Matures 6/24/ 2008	3,000	4.26	—	—
Variable Rate; Matures 6/13/2011	15,000	5.90	—	—
Variable Rate; Matures 6/13/2011	10,000	5.90	—	—
Variable Rate; Matures 7/21/2012	3,500	4.83
Variable Rate; Matures 7/21/2015	5,000	4.13	—	—

Total FHLB Advances	$39,500	5.33%	$3,000	4.26

BANCSHARES OF FLORIDA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 10–Proposed Merger and Acquisition

On August 29, 2006 the Company announced the execution of a definitive agreement with Old Florida Bankshares, Inc., a $326 million-asset bank holding company based in Fort Myers, Florida (“Old Florida”), by which Bancshares of Florida, Inc. will acquire Old Florida by merging it into Bancshares of Florida, Inc. and Old Florida’s subsidiary, Old Florida Bank, will be combined with those of Bancshares’ wholly-owned subsidiary Bank of Florida—Southwest. Under the terms of the definitive agreement, Old Florida’s shareholders may elect to receive either 1.7915 shares of the Company’s common stock, $38.50 per share in cash, or a combination of stock and cash. The value of the merger consideration will be approximately $82.6 million, consisting of approximately 3.1 million shares of the Company’s common stock and $16.5 million in cash, reflecting a mix of consideration of 80% common stock and 20% in cash. The merger is subject to customary closing conditions, including approval from the shareholders of the Company and Old Florida and the banking regulators.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$14,299	$11,858	$9,945	$8,820	$7,560
Total interest expense	5,967	4,521	3,727	3,040	2,371

Net interest income before provision for loan losses	8,332	7,337	6,218	5,780	5,189
Provision for loan losses	840	656	606	594	614

Net interest income after provision for loan losses	7,492	6,681	5,612	5,186	4,575
Noninterest income	1,062	1,006	1,099	878	865
Noninterest expense	7,418	6,764	6,041	5,448	4,853

Net income before tax	1,136	923	670	616	587
Income tax expense (benefit)	447	370	270	(3,728)	—

Net income	$689	553	400	4,344	587

Share Data:
Basic income per share	$0.08	$0.07	$0.07	$0.73	$0.10
Diluted income per share	0.07	0.07	0.06	0.70	0.10
Book value per common share (period end)	14.06	13.35	10.01	9.94	9.17
Weighted-average shares outstanding —basic	9,149,185	7,390,499	5,943,933	5,923,862	5,917,630
Weighted-average shares outstanding —diluted	9,397,872	7,648,394	6,213,178	6,224,724	6,168,208
Total shares outstanding	9,563,703	8,871,444	5,944,533	5,943,783	5,919,385
Balance Sheet Data:
Total assets	$850,096	756,267	$620,136	$569,782	$518,083
Total cash and cash equivalents	48,457	91,040	36,320	50,117	43,081
Interest-earning assets	789,695	728,062	588,641	538,255	494,945
Investment securities	41,995	42,316	18,319	18,622	19,094
Loans	728,610	607,612	551,078	487,574	445,494
Allowance for loan losses	7,094	5,666	5,055	4,603	4,084
Deposit accounts	660,443	593,561	535,192	495,080	443,308
Other borrowings	50,500	42,000	24,000	14,000	19,000
Stockholders’ equity	134,463	118,444	59,485	59,061	54,285
Performance Ratios:
Return on average assets	0.35	0.32%	0.26%	3.14%	0.46%
Return on average common stockholders’ equity	2.20	2.48	2.77	31.50	4.27
Interest-rate spread during the period	3.47	3.85	3.77	3.77	3.71
Net interest margin	4.46	4.60	4.43	4.42	4.31
Efficiency ratio [1]	78.97	81.08	82.57	81.83	80.16
Asset Quality Ratios:
Allowance for loan losses to period end loans	0.97%	0.93%	0.92%	0.94%	0.92%
Allowance for loan losses to nonperforming loans	954.12	—	11121.59	1435.40	1350.37
Net charge-offs to average loans	0.00	0.03	0.12	0.06	0.04
Nonperforming assets to period end total assets	0.09	—	0.01	0.06	0.06
Capital and Liquidity Ratios:
Average equity to average assets	16.05%	12.96%	9.53%	9.97%	10.74%
Leverage (4.00% required minimum)	15.58	17.01	9.46	10.28	10.46
Risk-based capital:
Tier 1	15.09%	16.87%	9.35%	10.48%	10.88%
Total	17.38	19.29	11.97	13.37	13.34
Average loans held for investment to average deposits	108.00	100.35	97.65	97.44	93.32
Trust Assets Under Advice:
Total assets under advice	$381,371	384,154	$409,092	$390,002	$340,753
Trust fee income	659	666	612	457	401
Trust fees as a % of average assets under advice (annualized)	0.69%	0.69%	0.60%	0.47%	0.47%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bancshares of Florida, Inc, incorporated in Florida in September 1998, is an $850.1 million financial services company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

Our corporate vision is to be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with state-of-the-art products and services and to focus lending on commercial real estate properties in the $1 million to $10 million size range.

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest) and Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida—Southeast). With the opening of a de novo bank in the Tampa Bay market in November 2004, Hillsborough and Pinellas Counties became another primary market area to be served on the west coast of Florida. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

Total Assets grew to $850.1 million at September 30, 2006, up $280.3 million or 49% from December 31, 2005. During the most recent quarter, the Company completed the acquisition of Bristol Bank which contributed $105.2 million of asset growth, including goodwill and the core deposit intangible, and firmly positioned us in the Miami-Dade county, while during the second quarter 2006, the Company completed its fifth and largest common stock offering, issuing 2.875 million shares at $21.50 per share, with net proceeds totaling $57.7 million. Book value per share at September 30, 2006 rose to $14.06, up 41% from the end of last year. Loans climbed $241.9 million or 50% during the last 9 months, of which $60.6 million was attributable to the Bristol Bank acquisition.

The Company realized third quarter net income of $689,000, or $0.07 per diluted share. On a pretax basis, earnings were $1.1 million, nearly twice the $587,000 level in third quarter 2005, when the Company was not in a taxable position. Top-line revenue, which the Company defines as net interest income plus noninterest income (excluding net securities gains/losses), increased over $3.3 million or 55%. This improvement was primarily driven by $3.1 million greater net interest income, a result of $263 million or 55% growth in average earning assets and a 14 basis point climb in net interest margin to 4.46%. Noninterest income increased 23% due to growth in trust fees. Noninterest expense rose $2.6 million or 53%, $775,000 less than the increase in top-line revenue, indicating positive operating leverage and driving the Company’s efficiency ratio down to 79%. The bulk of this expense increase reflects addition to personnel in the Company’s areas of strategic focus, including residential mortgage origination and sales, deposit growth/cash management services, and lending and credit administration. For the first nine months of this year, net income was $1.6 million; a $2.2 million pretax improvement from the comparable 2005 period, and earnings per diluted share was $0.21 versus $0.05 one year earlier.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $56.2 million at September 30, 2006, an increase of $8.9 million or 19% over the levels at December 31, 2005. Securities available for sale totaled $42.0 million, an increase of $23.4 million compared to those held at December 31, 2005. The purchase of additional securities during the quarter was part of an asset and liability strategy to position the balance sheet for volatility in interest rates. The Company holds one bond for $25,000 that was classified as held to maturity at September 30, 2006 and December 31, 2005. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at September 30, 2006 or December 31, 2005.

Federal Funds sold totaled $14.2 million at September 30, 2006, a decrease of $14.5 million from December 31, 2005. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first nine months of 2006 was 5.02%, up 211 basis points compared to the first nine months of 2005 and averaged 5.52% during most recent quarter.

Loans

Total gross loans, including loans held for sale, totaled $728.6 million at September 30, up $122.2 million or 20% during the last 90 days for a total of $241.9 million or 50% since the beginning of the year. This increase includes $60.6 million from the acquisition of Bristol Bank with the remaining $181.3 million from strong loan demand in our markets.

Construction loans, largely secured by commercial real estate, totaled $258.4 million (36% of total loans) at September 30, 2006, up $116.8 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $51.9 million and also total 35% of total loans outstanding, while commercial and industrial loans climbed $22.4 million to approximately 8% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $105.0 million (14% of total loans), up $38.8 million from year-end, while consumer lines of credit and installment and other loans increased to $35.9 million (5% of total loans) and $14.2 million (2% of total loans), respectively.

Asset quality

The Company’s asset quality continues to be strong, with nonperforming loans (nonaccruals and 90+ days past due) totaling $743,000 at September 30, 2006. Of that amount, $647,000 were attributable to two loans acquired in the Bristol Bank transaction. Consequently, nonperformers as a percent of loans outstanding increased from 0.07% at December 31, 2005, to 0.10% as of September 30, 2006. Thirty-to-ninety day delinquent loans were $1.1 million or 0.15% of loans outstanding at September 30, 2006. There were $1,280 in net recoveries during the third quarter for a total of $197,000 in net charge-offs for the first nine months of 2006, resulting in net charge-offs to average loans of 0.07%. These levels compare to 0.02% in net charge-offs for the first nine months of 2005.

Deposits

Total deposits rose $66.9 million during the third quarter for a total increase since the beginning of the year of $165.4 million or 33%. Included in the $165.4 million is an increase of $97.5 million in money market accounts which represents a 60% increase over the first nine months of the year for that deposit category. Average deposits for the first nine months of 2006 totaled $564.7 million, up $146.4 million or 35% compared to the same period last year. Average noninterest-bearing checking (DDA) accounts comprised 15% of total average deposits for the first nine months of 2006, slightly below 17% for the same period last year.

The annualized average rate paid on total interest bearing deposits during the first nine months of 2006 was 3.62%, an increase of 124 basis points compared to the same period last year. For the third quarter of 2006, the annualized average rate paid on total interest bearing deposits was 4.02%, an increase of 152 basis points compared to the third quarter of 2005. These increases resulted primarily from the higher interest rate environment under which we currently operate and in competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At September 30, 2006, borrowings totaled $50.5 million, an increase of $36.5 million compared to December 31, 2005. Total borrowings at September 30, 2006, consisted of $11.0 million in subordinated debt and $39.5 million in Federal Home Loan Bank (“FHLB”) Advances compared to $11.0 million and $3.0 million, respectively, at the end of 2005. During the third quarter of 2006, the Company took down $25.0 million in floating rate FHLB advances with an interest rate floor contract and purchased mortgage-backed securities, as a partial hedge against the potential future impact of falling interest rates. Additionally, there were $8.5 million in FHLB Advances obtained through the Bristol Bank acquisition. All of the Company’s borrowings are long-term with maturities ranging from June 2008 through July 2015.

Stockholders’ equity

Total stockholders’ equity was $134.5 million at September 30, 2006, a $75.4 million increase since December 31, 2005. This increase was primarily the result of $14.8 million in common stock issued in connection with the Bristol Bank acquisition and the Company’s 2,875,000 share common stock offering in May 2006, which netted proceeds of $57.7 million. The Company intends to use the proceeds from the secondary offering to capitalize our Palm Beach County banking location, making it the fourth bank in our multi-bank structure, expected in 2007; and support our continued rapid earning asset growth throughout South Florida and Tampa Bay, which has exceeded our initial growth projections. In addition $6.2 million was used to finance the cash portion of our purchase of Bristol Bank in August, 2006.

As a result of the common stock offering and stock issued in the Bristol Bank acquisition, coupled with record earnings growth, the Company’s Tier 1 leverage ratio increased to 15.58% at September 30, 2006, up from 10.28% at December 31, 2005.

ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2006 Compared to Third Quarter 2005

Consolidated net income for the third quarter of 2006 totaled $689,000. Income before income tax was $1.1 million, an increase of $549,000 or 94% compared to third quarter 2005. Top-line revenue climbed $3.3 million or 55%, primarily driven by $3.1 million greater net interest income, resulting from $263 million or 55% growth in earning assets and a 15 basis point increase in the net interest margin to 4.46%.

The strong $3.1 million increase in top-line revenue against a $2.6 million or 53% increase in noninterest expense produced continued favorable operating leverage resulting in an efficiency ratio for the quarter of 79%. The bulk of the expense increase relates to personnel costs. Since year-end 2005, there have been 29 additions to staff across the Company’s areas of strategic focus, including residential mortgage origination and sales; deposit growth/cash management services; lending and credit administration; and selected branch expansion. The provision for loan losses rose $226,000, consistent with 64% growth in loans and continued strong asset quality.

Net interest income

Net interest income in the third quarter totaled $8.3 million, up $3.1 million or 61% greater than the third quarter of 2005. Approximately $420,000 of the increase in net interest income was due to an improved net interest margin, which rose to 4.46%. The spread between the yield on earning assets and cost of interest-bearing liabilities also narrowed when comparing third quarter 2006 versus third quarter 2005. However, the greater portion of equity supporting earning assets reflecting the full quarter’s impact of the May secondary offering more than offset the 24 basis point spread compression, resulting in a 15 basis point expansion in net interest margin. The remaining $2.7 million increase in third quarter net interest income was due to higher earning asset volumes, up $263 million (55%) compared to the same period last year. The tables on the following page represent, for the three-month periods indicated, certain information related to our average interest earning assets and interest bearing liabilities and the annualized average yields on assets and annualized average costs of liabilities.

Noninterest income

Noninterest income was $1.1 million in the third quarter, a $197,000 or 23% increase over the same quarter last year. This increase was primarily the result of a steady improvement in trust revenues. Third quarter 2006 trust fees were $659,000. Over the past twelve months, assets under advice have grown $41 million or 12% to $381 million, which generated a $258,000 or 64% increase in fee income based on a more profitable mix of business. Three individuals with private banking experience have joined the Company’s banking affiliates in the past six months with a focus of driving additional business to Bank of Florida Trust Company. This improvement more than offset the $29,000 reduction in gain on sale of loans in the secondary market and a $32,000 reduction in service charges and fees on deposit accounts, primarily in NSF fees.

Average Balance Sheet and Rate and Volume Variance Analysis

	For the Three-Months Ended September 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans	$655,091	$13,151	7.96%	$411,961	$6,967	6.71%
Securities[1]	47,272	601	5.04%	20,347	201	3.92%
Federal funds sold	37,814	526	5.52%	45,458	390	3.40%
Interest-bearing deposits [2]	905	21	9.21%	410	2	1.94%

Total interest-earning assets	741,082	14,299	7.65%	478,176	7,560	6.27%

Noninterest-earning assets	39,238			34,075

Total Assets	$780,320			$512,251

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$43,490	71	0.65%	$53,119	50	0.37%
Money market accounts	252,295	2,623	4.12%	144,166	856	2.36%
Savings	3,683	10	1.08%	5,222	17	1.29%
Time deposit	221,188	2,573	4.62%	158,526	1,354	3.39%

Total Deposits	520,656	5,277	4.02%	361,033	2,277	2.50%
Subordinated debt	11,000	213	7.68%	3,957	60	6.02%
FHLB Advances	34,418	477	5.50%	3,128	34	4.31%

Total interest-bearing liabilities	$566,074	5,967	4.18%	$368,118	2,371	2.56%

Noninterest-bearing deposits	85,930			80,405
Other liabilities	3,054			8,691
Stockholders’ equity	125,262			55,037

Total Liabilities & Stockholders’ Equity	$780,320			$512,251

Net interest income		$8,332			$5,189

Interest-rate spread			3.47%			3.71%
Net interest margin			4.46%			4.31%
Ratio of average interest-bearing liabilities to average earning assets		76.4%			77.0%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$4,881	$1,303	$6,184
Securities[1]	342	58	400
Federal funds sold	(106)	242	136
Interest-bearing deposits	9	10	19

Total interest income	5,126	1,613	6,739

Increase (decrease) in interest expense:
Interest bearing checking	(16)	37	21
Money market accounts	1,124	643	1,767
Savings deposits	(4)	(3)	(7)
Time deposits	729	490	1,219
Subordinated debt	136	17	153
FHLB Advances	434	9	443

Total interest expense	2,403	1,193	3,596

Total change in net interest income	$2,723	$420	$3,143

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest expense

Noninterest expense totaled $7.4 million for the third quarter of 2006. Although this increase reflected a 53% or $2.6 million increase compared to third quarter 2005, the Company’s efficiency ratio has improved a substantial 119 basis points to 79%, reflecting significant positive operating leverage.

Slightly more than half or $1.6 million of the increase over the same period last year occurred in personnel expense, caused by additions to staff in support of the Company’s rapid growth. Approximately $393,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease and utilities costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases, which are attributable to the fast growth of the Company, occurred in the areas of data processing expense ($148,000), stationary, postage and office supplies ($47,000), seminars, travel and entertainment ($94,000), director’s fees ($90,000) and advertising, marketing and public relations ($66,000), while professional fees for legal, accounting and consulting fees have declined by $106,000.

Provision and Allowance for Loan Losses

The third quarter provision for loan losses was $840,000, up $226,000 (37%) from third quarter 2005. The increase reflects loan growth as well as continuing assessment of losses inherent in the portfolio based on a variety of client-specific factors, including the Company’s historic, as well as peer bank experience, and industry and economic trends. At September 30, 2006, the loan loss allowance was 0.97% of total loans and 9.5 times the level of nonperforming loans. There was $1,280 in net recoveries during the third quarter. All the above asset quality measures are consistent with the Company’s historic experience and compare very favorably to national peer bank levels.

Nine-months Ended September 30, 2006 Compared to Nine-months Ended September 30, 2005

Consolidated net income for the first nine months of 2006 totaled $1.6 million. Income before income tax was $2.7 million, a 406% improvement compared to the same period of 2005. Top-line revenue climbed $9.3 million or 59%, primarily driven by $8.5 million greater net interest income, a result of $203 million or 45% growth in earning assets and a 51 basis point increase in the net interest margin to 4.50%.

The strong $6.0 million increase in top-line revenue against a $6.3 million or 46% increase in noninterest expense resulted in an efficiency ratio for the nine month period of 80.71%, an improvement of 755 basis points over the first nine months of 2005. The bulk of the expense increase relates to personnel costs. The provision for loan losses rose $793,000, consistent with 64% growth in loans over the twelve month period.

Net interest income

Net interest income for the first nine months of 2006 totaled $21.9 million, up $8.5 million or 64% greater than the same period in the prior year. Approximately $1.7 million of the increase in net interest income was due to an improved net interest margin, with $6.8 million a result of $46.8 million growth in net interest earning assets. The yield on interest earning assets for the first nine months of 2006 was 7.42%, a 154 basis point increase over the same period last year, while the cost of funds increased 135 basis points to 3.76%. This resulted in a 21 basis point increase in the interest-rate spread primarily due to a 150 basis point increase in the prime rate since September 2005.

In addition, total average interest earning assets increased $203.0 million to $650.7 million over the first nine months of 2006 and total average interest bearing liabilities increased $156.3 million to $505.5 million. This positive growth in net earning assets of $46.8 million was reflective of the Company’s campaign to grow average noninterest bearing deposits which averaged $87.5 million for the first nine months of 2006, an increase of $14.5 million compared to the same period last year.

The tables on the following page represent, for the nine-month periods indicated, certain information related to our average interest earning assets and interest bearing liabilities and the annualized average yields on assets and annualized average costs of liabilities.

Average Balance Sheet and Rate and Volume Variance Analysis

	For the Nine-Months Ended September 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans	$582,385	$33,582	7.71%	$378,663	$18,071	6.38%
Securities[1]	30,470	1,095	4.80%	18,136	494	3.64%
Federal funds sold	36,573	1,374	5.02%	50,441	1,096	2.91%
Interest-bearing deposits [2]	1,222	52	5.69%	379	10	3.53%

Total interest-earning assets	650,650	36,103	7.42%	447,619	19,671	5.88%

Noninterest-earning assets	36,454			31,076

Total Assets	$687,104			$478,695

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$49,208	235	0.64%	$46,838	121	0.35%
Money market accounts	206,536	5,534	3.58%	129,286	2,090	2.16%
Savings	3,943	33	1.12%	5,403	57	1.41%
Time deposit	217,542	7,119	4.38%	163,860	3,875	3.16%

Total Deposits	477,229	12,921	3.62%	345,387	6,143	2.38%
Subordinated debt	11,000	597	7.26%	2,659	127	6.39%
FHLB Advances	17,277	698	5.40%	1,201	38	4.23%

Total interest-bearing liabilities	$505,506	14,216	3.76%	$349,247	6,308	2.41%

Noninterest-bearing deposits	87,454			72,906
Other liabilities	2,423			6,031
Stockholders’ equity	91,721			50,511

Total Liabilities & Stockholders’ Equity	$687,104			$478,695

Net interest income		$21,887			$13,363

Interest-rate spread			3.66%			3.47%
Net interest margin			4.50%			3.99%
Ratio of average interest-bearing liabilities to average earning assets		77.7%			78.0%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$11,747	$3,764	$15,511
Securities[1]	443	158	601
Federal funds sold	(521)	799	278
Interest-bearing deposits	36	6	42

Total interest income	11,705	4,727	16,432

Increase (decrease) in interest expense:
Interest bearing checking	11	103	114
Money market accounts	2,070	1,374	3,444
Savings deposits	(12)	(12)	(24)
Time deposits	1,757	1,487	3,244
Subordinated debt	453	17	470
FHLB Advances	649	11	660

Total interest expense	4,928	2,980	7,908

Total change in net interest income	$6,777	$1,747	$8,524

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest income

Noninterest income was $3.2 million in the first nine months of 2006, a $787,000 or 33% increase over the comparable period of 2005. This increase was primarily the result of a steady improvement in trust revenues and increased fees from selling mortgages into the secondary market. For the first nine months of 2006 trust fees climbed $847,000 or 78% over the first nine months of 2005 to $1.9 million, while the gain on sale of mortgage loans into the secondary market rose to $354,000 in the first nine months of 2006, up $158,000 or 81% from the comparable period of 2005. These improvements more than offset the $357,000 reduction in NSF fees between the two periods.

Noninterest expense

Noninterest expense totaled $20.2 million for the nine months of 2006, reflecting a 46% or $6.3 million increase compared to the same period of 2005. A total of $4.0 million of the increase in noninterest expense between the two periods occurred in personnel expense, caused by additions to staff to support the Company’s growth. During the first nine months of 2006 there were 42 additions to staff, bringing total full-time equivalent employees to 195 (including commissioned mortgage loan originators). Nearly half of these hires reflect market expansion activities through the Bristol acquisition, new branches in Miami-Dade and South Lee counties, and a loan production office in Pinellas county as a precursor to a full-service branch expected to open there in late first quarter 2007.

Approximately $965,000 of the increase is explained by higher occupancy and equipment-related expense. As discussed earlier, occupancy costs rose due to additional space required for business expansion. Other increases that are attributable to the fast growth of the Company occurred in the areas of data processing expense ($403,000), seminars, travel and entertainment ($255,000), director’s fees ($256,000) and advertising, marketing and public relations ($245,000).

Provision and Allowance for Loan Losses

The provision for loan losses for the first nine months of 2006 was $2.1 million, up $793,000 (61%) from the same period last year. The increase reflects loan growth as well as continuing assessment of losses inherent in the portfolio based on a variety of client-specific factors. There were $197,000 in net charge-offs during the first nine months of 2006, resulting in a ratio of net charge-offs to average loans of 0.07% compared to $42,000 net charge-offs for the first nine months of 2005. Nonperforming loans at September 30, 2006 totaled $743,000 of which $647,000 were acquired through the Bristol transaction, compared to $302,000 at September 30, 2005. The ratio of loan loss allowance to total loans was 0.97% at September 30, 2006 compared to 0.92% one year ago.

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

In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from the holding company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

At September 30, 2006, the Company had $39.5 million in outstanding borrowings from the FHLB of its present $60.9 million line, and there was $29.8 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified for the FHLB line, total borrowings from the FHLB could be as high as $110.2 million based on a maximum of 20% of the Bank of

Florida -Southwest bank’s assets, 10% of the Ft. Lauderdale bank’s assets and 10% of Bank of Florida – Tampa Bay bank’s assets as of September 30, 2006.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. At September 30, 2006, the Banks exceeded their regulatory liquidity requirements.

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

The Company and subsidiary Banks were all considered well capitalized as of September 30, 2006. The Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio was 15.58%, 15.09% and 17.38%, respectively as of September 30, 2006.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2006, follows (in thousands):

Contract Amount
Standby letters of credit	$5,262
Undisbursed lines of credit	$168,669
Commitments to extend credit	$109,020

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company has not engaged in, and accordingly has no risk related to, trading accounts, commodities, foreign exchange, hedging activities, interest rate derivatives or interest rate swaps. Our market risk arises primarily from interest rate risk inherent in its lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2005, which reflect changes in market prices and rates, can be found in note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe there have been no significant changes in our market risk exposure since December 31, 2005.

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

(a)	Evaluation of Disclosure Controls and Procedures

Bancshares of Florida, Inc. maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancshares of Florida, Inc. files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bancshares of Florida, Inc. concluded that, subject to the limitations noted below, Bancshares of Florida, Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management as appropriate to allow such persons to make timely decisions regarding required disclosures.

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

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibit numbers correspond to the exhibit numbers in the referenced document. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Form 8-K filed with the SEC on August 29, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on May 4, 2006. The exhibits that are denominated by a (p.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2006. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit

m.2.1	Agreement and Plan of Merger to acquire Old Florida Bank dated August 28, 2006

k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

b.4.1	Specimen Common Stock Certificate

n.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan, dated February 1, 2005

10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

j.10.14	Employment Agreement of Julie W. Husler, dated as of May 1, 2002

d.10.15	Change in Control Agreement of Jim Goehler, dated November 30, 2005

o.10.17	Change in Control Agreement of Sharon I. Hill, dated March 21, 2006

p.10.18	Change in Control Agreement of Tracy L. Keegan, dated July 24, 2006

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCSHARES OF FLORIDA, INC.

Dated: October 31, 2006	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2006	By:	/s/ Tracy L. Keegan
Tracy L. Keegan Chief Financial Officer (Principal Financial and Accounting Officer)