Form 10-K
period 2006-12-31
BANK OF FLORIDA CORP
filed 2007-03-08
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 333-74997

BANK OF FLORIDA CORPORATION

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34103

(239) 254-2100

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934:  NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange

Act of 1934:  Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(D) of the Exchange Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $18.98, as quoted on the NASDAQ National Market, on February 28, 2007 was approximately $161,526,000. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2007: 9,588,886 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2007, are incorporated by reference into Part III of this report.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance. It is possible that our actual results could differ, possibly materially, from those expressed or implied in such forward-looking statements.

We caution our readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings in future periods, including those factors listed above, are beyond our ability to control or estimate precisely. While Bank of Florida Corporation periodically reassesses material trends and uncertainties affecting our results of operations and financial condition, the Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

BACKGROUND AND PRIOR OPERATING HISTORY

On December 20, 2006, the shareholders approved changing the name of the Company from Bancshares of Florida, Inc. to Bank of Florida Corporation to further the Company’s brand strategy and name recognition. Bank of Florida Corporation was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida – Southwest. (Bank of Florida Corporation and its subsidiaries are collectively referred to in this report as the “Company”).

On August 24, 1999, Bank of Florida – Southwest commenced operations in Naples, Florida. On July 16, 2002, Bank of Florida – Southeast opened for business in Ft. Lauderdale, Florida and on November 5, 2004, Bank of Florida – Tampa Bay opened for business in Tampa, Florida. (Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay are collectively referred to in this report as the “Banks”).

On April 18, 2000, Bank of Florida Trust Company (the “Trust Company”), was incorporated under the laws of the State of Florida. Bank of Florida Trust Company was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. As a subsidiary of Bank of Florida Corporation, Bank of Florida Trust Company offers non-proprietary, third-party investment consulting services and access to an extensive, nationwide network of independent money managers.

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

The holding company structure provides flexibility for expansion of our banking business through possible acquisition of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Bank of Florida – Southwest, Bank of Florida – Southeast or Bank of Florida – Tampa Bay’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Banks, and otherwise raise capital in a manner that is unavailable to the Banks under existing banking regulations. In addition, the Banks may participate loans with each other such that the excess of an individual bank’s loan limit may be shared with another bank, resulting in greater retention within the holding company of the customer relationship, given acceptable credit risk and industry concentration.

The Trust Company offers and provides its customers wealth management services, including fiduciary services, as a trustee, personal representative, administrator, guardian, custodian of funds, asset manager (with and without discretion) and investment advisor. It provides all of the Banks with these services, generally having a representative situated in the markets that the Company serves with a link to the centralized administrative and support services in the Trust Company’s home office location in Naples, Florida.

MARKET AREA AND COMPETITION

The primary market areas of the Company are Collier and southern Lee Counties on the southwest coast of Florida (served by Bank of Florida – Southwest), Broward, Palm Beach, and parts of Miami-Dade Counties on the southeast coast of Florida (served by Bank of Florida – Southeast) and Hillsborough and Pinellas Counties on the west central coast of Florida (served by Bank of Florida – Tampa Bay).

Bank of Florida – Southwest has two locations in Naples (Collier County) and established a third location in 2006 in Bonita Springs (southern Lee County). Bank of Florida – Southeast is headquartered in downtown Fort Lauderdale (Broward County) with two additional branch locations in Ft. Lauderdale (Broward County), one in Boca Raton (Palm Beach County) and established a fourth location in Aventura (Miami-Dade County) in 2006. With the acquisition of Bristol Bank during 2006, Bank of Florida – Southeast expanded its presence in Miami-Dade County. Bank of Florida – Tampa Bay opened in the Harbor Island area of Tampa (Hillsborough County). Pinellas County is also being served by the Tampa location.

The Trust Company maintains its headquarters in Naples and has offices at all of the affiliate bank locations. In addition to independent investment consulting and wealth management expertise, the Trust Company offers trust and estate planning, full trust powers, custodial services, and private family office fiduciary and advisory services.

Collier and Lee Counties have approximately $21.5 billion in deposits as of June 30, 2006. Collier County is the 10th largest deposit market in the State of Florida, with 2.9% of all deposits statewide, while Lee County is the 9th largest with a 3.0% statewide market share. Bank of Florida – Southwest had 3.0% of all deposits in the Naples and Marco Island metropolitan statistical area as of June 30, 2006.

With deposits of $145.8 billion as of June 30, 2006, the Miami-Dade/Broward/Palm Beach County markets are much larger than the Collier/Lee County market. Miami-Dade, Broward and Palm Beach Counties are the number one, two and three deposit markets in the State of Florida, respectively, and combined account for 40.1% of Florida’s deposits. Bank of Florida – Southeast, together with the deposits of Bristol Bank, had 0.21% of all deposits in the Miami, Ft. Lauderdale and Miami Beach metropolitan statistical area as of June 30, 2006.

Hillsborough County’s total deposits are $18.1 billion as of June 2006, making it the 7th largest deposit market in Florida with 5.0% of the state’s deposits. Bank of Florida – Tampa Bay has acquired 0.16% of Hillsborough County’s deposits after just two years of operations.

The demographics of Miami-Dade, Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough County support our plans to grow assets and deposits with limited, highly selective, full-service locations. The banking locations that we have targeted have been among the fastest growing deposit markets in the state.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the five years ended December 31, 2006. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (In Thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
ASSETS
Cash and due from banks	$20,319	$16,621	$15,527	$8,926	$3,247

Federal funds sold	31,263	45,849	17,576	6,682	7,975
Investment securities & interest earning deposits	35,684	18,934	9,079	13,549	2,539
Loans	627,440	400,897	260,385	145,113	84,199

Total interest-earning assets	694,387	465,680	287,040	165,344	94,713

Other assets	17,884	15,201	7,367	4,291	4,931

Total assets	$732,590	$497,502	$309,934	$178,561	$102,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$3,961	$5,185	$2,842	$1,072	$873
Time deposits	227,944	168,065	132,514	71,170	55,066
Other interest bearing deposits	270,424	183,835	96,776	64,092	20,263
Other borrowings	34,578	6,594	2,250	2,020	611

Total interest bearing liabilities	536,907	363,679	234,382	138,354	76,813

Non-interest bearing deposits	90,345	74,847	41,305	18,107	12,320
Other liabilities	2,614	7,523	1,350	291	212

Total liabilities	629,866	446,049	277,037	156,752	89,345
Stockholders’ equity	102,724	51,453	32,897	21,809	13,546

Total liabilities and stockholders’ equity	$732,590	$497,502	$309,934	$178,561	$102,891

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the three years ended December 31, 2006 were as follows:

	2006	2005	2004
Return on average assets	0.32%	0.98%	(0.93)%
Return on average common stockholders’ equity	2.26%	9.79%	(9.57)%
Average equity to average assets ratio	14.02%	10.34%	10.61%
Dividend payout ratio	0.00%	0.00%	0.00%

LE NDING ACTIVITIES

The Company engages in a large complement of lending activities, including commercial, consumer, installment, and real estate loans. The majority of the Company’s lending activities is conducted principally with customers located in the Naples, Ft. Lauderdale, Miami-Dade, Palm Beach and Tampa, Florida areas. Construction loans are comprised of commercial real estate and residential one to four family loans. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Banks’ loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Banks could be susceptible to economic downturns and natural disasters.

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

	DECEMBER 31,
TYPE OF LOAN	2006	2005	2004	2003	2002
Loans held for sale – One-to-four family residential	$1,103	$1,323	$—	$—	$—

One-to-four family residential	$93,298	$64,805	$60,124	$37,294	$33,454
Commercial real estate	241,931	180,039	103,597	66,746	21,022
Real estate – construction	303,950	141,534	65,172	27,779	18,056
Multifamily	26,530	25,255	14,627	3,624	1,699

Total real estate loans	665,709	411,633	243,520	135,443	74,231
Commercial loans	66,087	36,834	42,721	34,217	12,597
Lines of credit	39,127	26,393	23,871	20,748	13,930
Consumer loans	12,835	11,391	15,869	10,082	5,131

Total loans held for investment	783,758	486,251	325,981	200,490	105,889
Allowance for loan losses	(7,833)	(4,603)	(2,817)	(1,568)	(907)
Deferred loan fees, net	(1,251)	(852)	(202)	(115)	(47)

Net loans held for investment	$774,674	$480,796	$322,962	$198,807	$104,935

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

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. At December 31, 2006, approximately 85.0% of the Company’s loan portfolio is concentrated in real estate loans. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

The following is an analysis of maturities of loans as of December 31, 2006 (In Thousands):

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Residential one-to-four family	$19,924	$12,742	$61,735	$94,401
Commercial real estate	24,656	74,857	142,418	241,931
Real estate – construction	145,024	90,706	68,220	303,950
Multifamily	9,533	12,675	4,322	26,530

Total real estate loans	199,137	190,980	276,695	666,812
Commercial	37,239	21,048	7,800	66,087
Lines of Credit	2,912	4,754	31,461	39,127
Consumer loans	5,991	5,379	1,465	12,835

Total loans held for investment and sale	$245,279	$222,161	$317,421	$784,861

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Fixed rate loans	$23,789	$62,149	$68,456	$154,394
Floating rate loans	221,490	160,012	248,965	630,467

Total loans held for investment and sale	$245,279	$222,161	$317,421	$784,861

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

The Company had non-accrual loans totaling $213,000 and $321,000 at December 31, 2006 and 2005, respectively. At December 31, 2006, there were four loans totaling $462,000 that were contractually past due 90 days or more as to principal or interest payments and still accruing. At December 31, 2005, there were no loans outstanding that were contractually 90 days or more and still accruing interest. The Company did not have any loans that would be defined as troubled debt restructuring at December 31, 2006 or 2005.

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical peer bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category. The allowance for loan losses was allocated by category for each of the years indicated as follows (In Thousands):

	2006		2005		2004		2003		2002
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Residential one-to-four family	$424	12.0%	$286	13.6%	$218	18.4%	$107	18.6%	$144	31.6%
Commercial real estate	2,080	30.8%	1,516	36.9%	541	31.8%	401	33.3%	121	19.8%
Real estate – construction	3,648	38.8%	1,675	29.0%	326	20.0%	139	13.9%	90	17.1%
Multifamily	266	3.4%	248	5.2%	133	4.5%	30	1.8%	16	1.6%

Total real estate	6,418	85.0%	3,725	84.7%	1,218	74.7%	677	67.6%	371	70.1%
Commercial	872	8.4%	480	7.6%	829	13.1%	468	17.1%	213	11.9%
Lines of credit	364	5.0%	241	5.4%	463	7.3%	284	10.3%	236	13.2%
Consumer	179	1.6%	157	2.3%	307	4.9%	139	5.0%	87	4.8%

Total	$7,833	100.0%	$4,603	100.0%	$2,817	100.0%	$1,568	100.0%	$907	100.0%

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the most recent five years ended December 31, as indicated (In Thousands):

Type of Loan	2006	2005	2004	2003	2002
Balance at beginning of year	$4,603	$2,817	$1,568	$907	$494

Charge-offs:
Consumer	(99)	(47)	(26)	(20)	(18)
Commercial	(100)	(77)	(14)	(153)	(56)
Real estate mortgage	(5)	—	—	(3)	—

Recoveries:
Consumer	3	7	—	—	—
Commercial	3	—	10	4	—
Real Estate Loans	6	—	—	—	—

Net charge-offs	(192)	(117)	(30)	(172)	(74)
Reserves related to acquisition	586	—	—	—	—
Provision for loan losses charged to operations	2,836	1,903	1,279	833	487

Balance at end of year	$7,833	$4,603	$2,817	$1,568	$907

Asset Quality Ratios
Net charge-offs during the year to average loans outstanding during the year	0.03%	0.03%	0.01%	0.16%	0.09%
Allowance for loan losses to total loans	1.00%	0.94%	0.86%	0.78%	0.86%
Allowance for loan losses to non-performing assets	1160.26%	1435.40%	480.70%	3336.17%	352.82%
Nonperforming loans to total loans	0.09%	0.07%	0.18%	0.02%	0.24%
Nonperforming assets to total assets	0.08%	0.06%	0.14%	0.02%	0.18%

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

For further detailed information as to the amortized cost, fair value, respective maturities and weighted average yields of the Company’s investments, please see “Note 5-Securities” of the “Notes to Consolidated Financial Statements”.

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

In addition to deposits, another principal source of funds is loan repayments. If necessary, additional funding is available to the Banks by borrowing from the Federal Home Loan Bank (“FHLB”). Our FHLB lending capacity provides a line of credit up to 20% of total assets for the Bank of Florida – Southwest and Bank of Florida – Southeast and 10% of total assets for Bank of Florida – Tampa Bay. Bank of Florida – Southwest and Bank of Florida – Southeast also issued subordinated debt during 2005 to assist in their capital funding needs. See “Note-10 Deposits”, “Note 11-Subordinated Debt” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

The following table presents, for the three years ended December 31, 2006, the average amount of and average rate paid on each of the following funding categories:

FUNDING CATEGORY	AVERAGE AMOUNT (IN THOUSANDS)			AVERAGE RATE PAID
	2006	2005	2004	2006	2005	2004
Non-interest-bearing demand deposits	$90,345	74,847	$41,305	—	—	—
Savings deposits	3,961	5,185	2,842	1.09%	1.37%	1.41%
Time deposits	227,944	168,065	132,514	4.52%	3.31%	2.75%
Other interest-bearing deposits	270,424	183,835	96,776	3.25%	1.82%	1.24%
Other borrowings	34,578	6,594	2,250	6.06%	5.79%	3.02%

Total Funding	$627,252	438,526	$275,687	3.38%	2.57%	2.10%

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

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks have established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Busey Bank, FSB Florida, Columbus Bank & Trust (a Synovus member bank), and The Bankers Bank (Georgia). At December 31, 2006, available lines of credit with correspondent banks amounted to $29,800,000.

EMPLOYEES

At December 31, 2006, the Company employed 200 full-time-equivalent employees, none of whom were represented by a union or collective bargaining agreement. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and; (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s financial statements as of December 31, 2006. There was no impact on the Company’s financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (“FAS 157”). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Early adoption is permitted. Management believes this statement will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 state that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the fiscal years ended after November 15, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement was effective January 1, 2007 and did not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, (“FAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FAS 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after January 1, 2007. This Statement did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued as of January 1, 2007. This Statement did not have a material effect on the Company’s consolidated financial statements.

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

Bank Holding Company Regulation. The Company is a bank holding company and a member of the Federal Reserve System under the Bank Holding Company (“BHC”) Act of 1956. As such, the Company is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The Company is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before: (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (ii) taking any action that causes a bank to become a subsidiary of the bank holding company; (iii) merging or consolidating with any other bank holding company; or (iv) acquiring most other operating subsidiaries.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues, including the party’s performance under the Community Reinvestment Act of 1977 (the “CRA”) and anti-money laundering laws, which are both discussed below.

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

Gramm-Leach-Bliley Act. This act permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure as a financial subsidiary of a national bank. The law reserves the role of the Federal Reserve as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

Bank Regulation. Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay are state chartered banks, subject to the supervision and regulation of the Florida Department of Financial Services (the “Department”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC serves as the primary federal regulator and the administrator of the fund that insures the deposits of the Banks. The Banks are subject to comprehensive regulation, examination and supervision by the Department and the FDIC and are subject to other laws and regulations applicable to banks. Among the statutes and regulations to which the Banks are subject are limitations on loans to a single borrower and to their directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. The Banks are examined periodically by the FDIC and the Department, to which the Banks submit periodic reports regarding their financial condition and other matters. The FDIC and the Department have a broad range of powers to enforce regulations under their jurisdiction, and to take discretionary actions determined to be for the protection, safety and soundness of banks, including the institution of cease and desist orders and the removal of directors and officers. The FDIC and the Department also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

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

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHC Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts. Over the past few years, enforcement, and compliance monitoring, of anti-money laundering laws has dramatically increased. Because of this, the Company and the Banks have increased the attention and resources they dedicate to IMLA compliance, including the retention of specialized IMLA officers, dedicated solely to IMLA compliance.

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

Bank Branching. Banks in Florida are permitted to branch statewide. A State bank’s expansion is subject to the Department and FDIC approval. Any such approval would take into consideration several factors, including the banks’ level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant for purposes of determining whether approval should be granted to open a branch office. For information regarding legislation on interstate branching in Florida, see “Interstate Banking” below.

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

The Company has incurred cumulative losses since it commenced operations and may incur losses in the future.

Since the Company commenced operations on August 24, 1999, it has incurred an accumulated deficit as of December 31, 2006, of approximately $4.6 million. This deficit is primarily due to the costs of establishing its business strategy, which included opening Bank of Florida – Southwest, Bank of Florida Trust Company, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay, and the continuing expansion of banking activities in its markets, as well as the impact of historically low interest rates and other factors. Bank of Florida Corporation may charter additional banks in the future. A newly formed bank is typically expected to incur operating losses in its early periods of operations because of an inability to generate sufficient net interest income to cover operating expenses. Those operating losses can be significant and can occur for longer periods than planned, depending on the new bank’s ability to control operating expenses and generate net interest income. There is a risk that losses at any new subsidiaries of Bancshares of Florida may exceed profits at its existing subsidiaries.

The Company may encounter unexpected financial and operating problems due to its rapid growth.

The Company has grown significantly since it opened its first bank subsidiary, Bank of Florida – Southwest, in 1999. Total assets have grown to approximately $883.1 million as of December 31, 2006, including approximately $105.5 million in connection with the Bristol Bank acquisition on August 25, 2006. This rapid growth may result in unexpected financial and operating problems, including problems in the loan portfolio due to its unseasoned nature, and turnover or rapid increases in members of management and staff, which may affect the value of the Company’s common stock. The recent addition of Bristol Bank in August 2006, Bank of Florida – Tampa Bay in November 2004, and the proposed Boca Raton-based de novo bank to replace the current branch office of Bank of Florida – Southeast, may add additional pressures to internal control systems, and financial and operating success will depend in large part on the success in integrating these operations. In addition, if loan and asset growth continues at its current pace, it may be difficult for the Company and its subsidiaries to retain their “well capitalized” designations with the Federal Deposit Insurance Corporation. If the Company or one of its subsidiary banks falls below being “well capitalized” to “adequately capitalized,” we may sell participations in some loans in order to decrease the amount of its assets. This could result in lower earnings due to retaining a lower level of earning assets.

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

If we lose key employees, our business may suffer

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including, but not limited to, our President and Chief Executive Officer Michael L. McMullan and the Presidents and Chief Executive Officers of our subsidiaries. We have entered into employment contracts with certain of our key executive officers which contain standard non-competition provisions to help alleviate some of this risk.

Our subsidiary banks face strong competition in their market areas that may limit their asset growth and profitability

Our primary market areas are the urban areas on the East and West Coasts of South Florida, as well as the Tampa Bay area of Florida. The banking business in these areas is extremely competitive, and the level of competition may increase further, which may limit our asset growth and profitability. Each of our subsidiary banks experiences competition in both lending and attracting funds from other banks, savings institutions, and non-bank financial institutions located within their market area, many of which are significantly larger institutions. Non-bank competitors competing for deposits and deposit type accounts include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

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

Bank of Florida Corporation and its subsidiaries operate in an environment highly regulated by state and federal government; changes in federal and state banking laws and regulations could have a negative impact on Bank of Florida Corporation’s business.

As a bank holding company, Bank of Florida Corporation is regulated primarily by the Federal Reserve Board. Our current subsidiaries are regulated primarily by the Florida Office of Financial Regulation and the Federal Deposit Insurance Corporation. Federal and various state laws and regulations govern numerous aspects of the banks’ operations, including:

•	Adequate capital and financial condition;

•	Permissible types and amounts of extensions of credit and investments;

•	Permissible non-banking activities; and

•	Restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. Bank of Florida Corporation and its subsidiaries also undergo periodic examinations by one or more regulatory agencies. Following such examinations, Bank of Florida Corporation may be required, among other things, to change its asset valuations or the amounts of required loan loss allowances or to restrict its operations. Those actions would result from the banking regulators’ judgments, based on information available to them at the time of their examination.

Regulatory action could severely limit future expansion plans

To carry out some of our expansion plans, Bank of Florida Corporation is required to obtain permission from the Federal Reserve Board, the FDIC and the Florida Office of Financial Regulation. Applications for the formation of new banks and the acquisition of existing banks are submitted to the state and appropriate federal bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict the expansion plans of the Company, its current subsidiaries and future new start-up banks, which could limit our ability to increase revenue. Furthermore, recent amendments to anti-money laundering laws require the regulatory agencies to evaluate our compliance with such laws when processing certain applications for permission to engage in expansionary activities. In addition, the regulatory agencies have recently increased their monitoring of banks’ compliance with such laws. Therefore, if our anti-money laundering law compliance efforts are not successful, the increased oversight by our regulators in that area could hinder our ability to successfully pursue merger or other expansion activities.

Investors may face dilution resulting from the issuance of common stock in the future

The Company can issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed by Nasdaq and the Federal Reserve Board. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

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

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the Nasdaq Global Market, and our price may fluctuate in the future

Although our common stock is listed for trading on the Nasdaq Global Market, the trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on the Nasdaq National Market. The average daily trading volume of Bank of Florida Corporation common stock in 2006 was 20,199 shares. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Bank of Florida Corporation’s corporate headquarters and Bank of Florida – Southwest’s main offices are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34110. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida – Southwest leases one-half of the first floor, consisting of 12,324 square feet, from Citizens Reserve, LLC. The first floor houses a banking center with a Board Room, dining room, conference rooms, a drive-through, and ATM/night deposit access. Private banking offices and a conference room are also located on the ground floor. Bank of Florida Corporation leases 8,246 square feet on the second floor, with offices and work areas for finance, advertising, executive offices, and holding company administrative personnel. The Company leased the third floor of this facility in 2006 to allow for expansion of corporate offices. These leases expire in 2012 with options for two five-year renewals at then market rates. The monthly lease payment as of December 2006 was $92,000.

Bank of Florida Corporation also leases space for its Customer Service Operations (“CSO”) center, including temporary quarters for Executive management, located at 3364 Woods Edge Circle, Bonita Springs, FL 34134. The lease is for a three year period ending in 2007 with an option for two one-year renewals at then market rates. The monthly lease payment as of December 31, 2006 is $16,000.

Bank of Florida – Southwest’s former main office at 3401 Tamiami Trail North, Naples, Florida, now serves as a full-service branch office. This branch office, which is owned by Bank of Florida – Southwest, is contained in a two-story modern office building located on approximately one acre of land. The bank also has leased a facility in 2006 at 23471 Walden Center, Bonita Springs, Florida, which now serves as the Banks’ third full-service branch office. The monthly lease payment for the Bonita Springs location as of December 31, 2006 is $17,000.

Bank of Florida – Southeast operates in approximately 8,100 square feet of first floor space of the Corporate Center office building located at 110 East Broward Boulevard, in downtown Fort Lauderdale. This space is sub-leased from Wachovia Bank, N.A. The space includes executive offices, a conference room, and full service branch facilities. The site does not have drive-in facilities, but does contain an ATM facility. The lease is for eight years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2006 is $23,000. In addition, the Bank leased office space located at 5200 N. Federal Highway, Suite 1 in Ft. Lauderdale to operate as a branch office in the second half of 2004. The monthly lease payment for this facility as of December 2006 is $2,900. Beginning in 2006, another full-service branch was opened in Aventura, Florida. As of December 31, 2006 the monthly lease payment for the Aventura location was $8,200.

Bank of Florida – Southeast has also leased office space in Palm Beach County, located at 595 South Federal Highway, in downtown Boca Raton. The space consists of 6,460 square feet on the first floor, 2,500 square feet on the second floor, the garage, all common areas located on the property and the exclusive use of two (2) remote drive-thru lanes for banking purposes, located on the west side of 555 South Federal Highway. The lease is for fifteen years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2006 is $38,000.

In connection with the acquisition of Bristol Bank in 2006, Bank of Florida – Southeast now operates a fifth-full service branch in Coral Gables, Florida. This facility was leased in 1998 for a three and one-half years term with options for two five-year renewals at then market rates. The monthly lease payment as of December 2006 was $11,000.

Bank of Florida – Tampa Bay leases office space located in the Harbour Island area of downtown Tampa at 777 South Harbour Island Boulevard. The space consists of 2,718 square feet on the ground floor lobby which is operated as the main branch and banking facility. Additional space is located on the ninth floor and serves as the corporate and lending offices of the bank. The monthly lease payment as of December 31, 2006 is $24,000. During 2006, additional space was leased in Winter Park, Florida to serve as a lending production office (“LPO”) for Bank of Florida – Tampa Bay. The lease for the LPO is for a term of three years with a monthly lease payment, as of December 31, 2006, of $5,500. Bank of Florida – Tampa Bay has subleased space located on the first and ninth floors of the downtown Tampa facility, including space to Medi-Weight Loss Clinics, of which Edward Kaloust, a director of Bank of Florida Corporation is a managing member. See “Note 15-Related Party Transactions” of the Notes To Consolidated Financial Statements” for further information.

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

On December 20, 2006, the Company held a special meeting of shareholders. At the special meeting, the Company received shareholder approval to change its name to Bank of Florida Corporation with 5,927,559 shares voting in favor of the name change, 28,600 shares voting against, and 6,400 share abstaining. Also at the special meeting, Company shareholders approved the issuance of Bank of Florida Corporation common stock in connection with the pending acquisition of Old Florida Bankshares, Inc. with 5,927,127 shares voting in favor of the issuance, 73,832 shares voting against, and 6,600 shares abstaining.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by approximately 1,390 holders registered or in street name as of December 31, 2006. The Company is listed on the Nasdaq Global Market under the symbol “BOFL”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

The table below shows the high, low and closing bid prices on the NASDAQ National Market for the periods indicated.

Calendar Quarter Ended	High	Low	Closing
December 31, 2004	$16.21	$13.80	$16.11
March 31, 2005	$16.05	$15.73	$16.00
June 30, 2005	$17.09	$16.50	$17.00
September 30, 2005	$22.19	$21.92	$22.12
December 31, 2005	$22.70	$22.15	$22.70
March 31, 2006	$22.00	$21.80	$21.96
June 30, 2006	$22.00	$21.89	$22.00
September 30, 2006	$21.42	$20.67	$21.08
December 31, 2006	$20.50	$20.18	$20.49

The following graph compares Bank of Florida Corporation’s cumulative stockholder return on our common stock with: (i) SNL Financial LC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from February 11, 2003 (the date of our initial public offering) to December 31, 2006, inclusive. The graph assumes an initial investment of $100 on February 11, 2003.

	Period Ending
Index	02/11/03	12/31/03	12/31/04	06/30/05	12/31/05	12/31/06
Bank of Florida Corporation	100.00	144.71	158.16	166.90	222.85	201.16
Russell 3000	100.00	138.59	155.15	155.13	164.64	190.52
SNL Southeast Bank	100.00	129.23	153.25	150.42	156.87	183.94

To date, Bank of Florida Corporation has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Banks’ earnings, capital requirements, financial condition, and other factors. A description of the regulatory restrictions on Bank of Florida Corporation’s ability to pay dividends is contained on page 13 under the heading “Dividends” in the section on Supervision and Regulation.

See “Note 3-Stock-Based Compensation” of the Notes To Consolidated Financial Statements” for information on stock options and warrants outstanding.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2006	2005	2004	2003	2002
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$52,330	$28,491	$14,767	$8,856	$5,884
Total interest expense	21,221	9,348	4,962	3,278	2,438

Net interest income before provision for loan losses	31,109	19,143	9,805	5,578	3,446
Provision for loan losses	2,836	1,903	1,279	833	487

Net interest income after provision for loan losses	28,273	17,240	8,526	4,745	2,959
Noninterest income	4,242	3,259	2,176	1,335	808
Noninterest expense	28,585	19,344	13,582	8,789	6,407

Income (loss) before tax	3,930	1,155	(2,880)	(2,709)	(2,640)
Income taxes (benefit)	1,611	(3,728)	—	—	—

Net income (loss)	$2,319	$4,883	$(2,880)	$(2,709)	$(2,640)

Balance Sheet Data:
Total assets	$883,102	$569,782	$420,808	$222,610	$144,535
Total cash and cash equivalents	27,744	50,117	57,897	8,424	26,373
Interest-earning assets	838,626	538,255	394,851	209,426	134,447
Investment securities	41,724	18,622	25,945	8,072	6,664
Loans, net	783,610	486,722	325,779	200,375	105,842
Allowance for loan losses	7,833	4,603	2,817	1,568	907
Deposits	691,180	495,080	376,064	201,154	129,327
Other borrowings	53,500	14,000	2,000	—	—
Stockholders’ equity	135,505	59,061	41,954	21,220	15,006

Share Data:
Basic income (loss) per share	$0.29	$0.82	$(0.81)	$(0.92)	$(1.48)
Diluted income (loss) per share	0.28	0.79	(0.81)	(0.92)	(1.48)
Book value per common share	14.15	9.94	7.93	6.89	7.22
Tangible book value per common share	12.71	9.78	7.73	6.89	7.22
Weighted average shares outstanding—basic	8,026,312	5,595,233	3,811,270	2,948,514	1,784,892
Weighted average shares outstanding—diluted	8,278,210	5,813,230	3,811,270	2,948,514	1,784,892
Total shares outstanding	9,575,153	5,943,783	4,835,632	3,079,199	2,079,199

Performance Ratios:
Return on average assets	0.32%	0.98%	(0.93)%	(1.52)%	(2.57)%
Return on average common stockholders’ equity	2.26	9.79	(9.57)	(12.42)	(19.49)
Interest-rate spread during the period	3.59	3.55	3.02	2.99	2.89
Net interest margin	4.48	4.11	3.42	3.37	3.64
Efficiency ratio[1]	80.86	86.35	113.36	127.12	150.61

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.00	0.94%	0.86%	0.78%	0.86%
Net charge-offs to average loans	0.03	0.03	0.02	0.16	0.09
Nonperforming assets to period end total assets	0.08	0.06	0.14	0.02	0.15

Capital and Liquidity Ratios:
Average equity to average assets	14.02%	10.34%	10.61%	12.21%	13.17%
Leverage (4.00% required minimum)	13.95	10.28	11.07	10.32	10.99

Risk-based capital:
Tier 1	13.97%	10.48%	11.85%	11.66%	15.40%
Total	16.19	13.37	13.24	12.52	16.33
Average loans to average deposits	105.87	92.81	95.23	93.96	96.03

Trust Assets Under Advice:
Total assets under advice	$415,318	$390,002	$202,138	$131,000	$72,000
Trust fees	2,589	1,546	1,063	492	297
Trust fees as a % of average assets under advice	0.64%	0.52%	0.64%	0.48%	0.46%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bank of Florida Corporation is a multi-bank holding company with $883.1 million in assets as of December 31, 2006 and was incorporated in Florida in September 1998. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

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

Acquisitions:

The Company accounts for business combinations based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Year Ended December 31, 2006 Compared to

Year Ended December 31, 2005

FINANCIAL CONDITION

The Company’s balance sheet continued to grow in 2006 with a strong emphasis on credit quality and loan growth, reaching $883.1 million in total assets, up $313.3 million or 55.0% over the prior year end. Total earning assets, which the Company defines as any asset that earns interest, climbed $300.4 million or 55.8% to $838.6 million. This compares with $149.0 million or 35.4% growth in 2005. Bank of Florida – Southwest contributed $74.8 million of this growth, reaching $378.9 million, while Bank of Florida—Southeast contributed $182.1 million, including the acquisition of Bristol Bank, for a total of $396.2 million in assets. Bank of Florida-Tampa Bay, which has been opened for slightly over two years, contributed $56.4 million for a total of $124.9 million in total assets.

Investment Securities and Overnight Investments

Total investment securities and federal funds sold were $48.2 million at December 31, 2006, an increase of $846,000 over the levels at December 31, 2005. Securities available for sale totaled $41.7 million, an increase of $23.1 million compared to those held at December 31, 2005. The purchase of additional securities during the third quarter of this year was part of an asset and liability strategy to position the balance sheet for volatility in interest rates. The Company holds one bond for $25,000 that was classified as held to maturity at December 31, 2006 and 2005, respectively. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at December 31, 2006 and 2005.

Federal Funds sold totaled $6.5 million at December 31, 2006, a decrease of $22.3 million from December 31, 2005. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for 2006 was 5.06%, up 196 basis points compared to that earned for 2005.

Loan Portfolio

Total gross loans outstanding (including loans held for sale) were $783.6 million at December 31, 2006. Loans climbed $296.9 million or 61.0% for the year. Excluding the Bristol acquisition, loans increased $236.2 million or 48.5%. Bank of Florida – Southwest accounted for $67.0 million (25.3%) of the increase. Bank of Florida – Southeast, excluding the Bristol transaction, accounted for $106.3 million (63.6%) and Bank of Florida – Tampa Bay contributed the remaining $62.9 million (114.7%).

Real estate construction loans increased $162.4 million to $303.9 million (38.8% of total loans) at December 31, 2006, while commercial loans secured by real estate increased $61.9 million to $241.9 million (30.8% of total loans). Making up the rest of the loan portfolio were multi-family and residential loans at $120.9 million (15.4% of total loans), up $29.5 million from the end of 2005, followed by commercial business loans at $66.1 million (8.4% of total loans), consumer lines of credit at $39.1 million (5.0% of total loans) and other consumer loans at $12.8million (1.6% of total loans).

Asset Quality

The Company’s asset quality continues to be strong, with nonperforming loans (nonaccruals and 90+ days past due) totaling $675,000 at December 31, 2006. Of that amount, $450,000 were attributable to two loans acquired in the Bristol Bank transaction. Consequently, nonperformers as a percent of loans outstanding increased from 0.07% at December 31, 2005, to 0.09% as of December 31, 2006. Thirty-to-ninety day delinquent loans were $1.7 million or 0.21% of loans outstanding at December 31st. There were $192,000 in net charge-offs during 2006, resulting in net charge-offs to average loans of 0.03% level with that for 2005.

Deposits

Total deposits increased $196.1 million or 39.6% in 2006 to end the year at $691.2 million. Deposit growth in the Bank of Florida – Southwest comprised $48.9 million of this increase, up 18.0% to $319.2 million in deposits at December 31, 2006, while deposits at Bank of Florida – Southeast climbed $125.3 million (including $74.6 million acquired from Bristol) or 66.6% to $313.3 million. Bank of Florida – Tampa Bay ended the year with $100.7 million in deposits, up $40.7 million or 67.8%.

Deposit growth consisted primarily of increases in money market deposits (up $117.1 million), certificates of deposit (up $77.1 million) and demand deposit (DDA) and low-cost NOW accounts (up $3.0 million). As of year end 2006, these accounts comprised 40.4%, 39.2%, and 19.8/%, respectively, of total deposits.

The average rate paid on total interest bearing deposits 2006 was 3.95%, an increase of 138 basis points compared to 2005. The increase resulted primarily from the higher interest rate environment under which we currently operate and in competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At December 31, 2006, borrowings totaled $53.5 million, an increase of $39.5 million compared to December 31, 2005. Total borrowings at December 31, 2006, consisted of $11.0 million in subordinated debt and $42.5 million in Federal Home Loan Bank (“FHLB”) Advances compared to $11.0 million and $3.0 million, respectively, at the end of 2005. During 2006, the Company took down $25.0 million in floating rate FHLB advances with an interest rate floor contract and purchased mortgage-backed securities, as a partial hedge against the potential future impact of falling interest rates. Additionally, there were $8.5 million in FHLB Advances obtained through the Bristol Bank acquisition.

See “Note 11-Subordinated Debt” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (In Thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Real estate operating leases	$2,787	$4,536	$3,537	$7,210	$18,070
Equipment operating leases	343	625	393	—	1,361
Certificates of Deposit	217,617	43,633	9,592	—	270,842
Subordinated Debt	—	—	3,000	8,000	11,000
Federal Home Loan Bank advances	3,000	6,000	25,000	8,500	42,500

Total	$223,747	$54,794	$41,522	$23,710	$343,773

Further discussion of the nature of each obligation is included in “Note 10-Deposits”, “Note 11-Subordinated Debt”, Note 12-Federal Home Loan Bank Advances” and “Note 13-Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

RESULTS OF OPERATIONS

The Company’s net income for 2006 was $2.3 million or $0.29 per diluted share, $2.6 million less than in 2005 due to the $3.7 million income tax benefit from reversing the valuation allowance on its deferred tax assets at December 31, 2005. Pretax net income climbed $2.8 million to $3.9 million, 2.4 times 2005’s results. The primary factors explaining the improvement was a $12.9 million or 57.8% increase in top-line revenue, which the Company defines as net interest income plus noninterest income (excluding net securities gains/losses).

Net Interest Income

Net interest income increased $12.0 million or 62.5% in 2006 to $31.1 million. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.59% on average in 2006, only slightly above that of the prior year, while, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 4.48% in 2006, a 37 basis points increase over 2005. This improvement was primarily the result of a $15.5 million increase in average outstanding noninterest-bearing deposits.

Interest income increased $23.8 million or 83.7% to $52.3 million in 2006, reflective of continued strong loan growth coupled with the impact of a 142 basis point increase in the average yield earned on interest earning assets. Total average interest-earning assets increased $228.7 million during the year that resulted in $17.8 million of the increase in interest income while the average yield on interest-earning assets increased to 7.54%, accounting for the remainder of the improvement. Approximately 80% of loans outstanding are floating rate loans.

Interest expense totaled $21.2 million in 2006, an increase of $11.9 million or 127.0%. The overall cost on interest-bearing liabilities was 3.95% compared to 2.57% one year ago. Noninterest-bearing deposits averaged $90.3 million for 2006 compared to $74.8 million last year. Money market rates were 149 basis points higher on average, while the average cost of certificates of deposit increased 122 basis points. During the year, the Company increased its use of FHLB advances as an alternative funding source. The average outstanding amount of FHLB advances for 2006 were $23.6 million at an average cost of 5.44% compared to $1.9 million at a cost of 4.25% for 2005.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (In Thousands).

	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning assets:
Loans [2]	$627,440	$48,958	7.80%	$400,897	$26,370	6.58%
Interest earning deposits	1,457	91	6.25%	350	12	3.43%
Securities [1]	34,227	1,699	4.96%	18,584	689	3.71%
Federal funds sold	31,263	1,582	5.06%	45,849	1,420	3.10%

Total interest-earning assets	694,387	52,330	7.54%	465,680	28,491	6.12%

Non interest-earning assets	38,203			31,822
Total Assets	$732,590			$497,502

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$48,694	330	0.68%	$47,551	178	0.37%
Money market accounts	221,730	8,441	3.81%	136,284	3,162	2.32%
Savings	3,961	43	1.09%	5,185	71	1.37%
Time deposits	227,944	10,313	4.52%	168,065	5,555	3.31%
Other borrowings	34,578	2,094	6.06%	6,594	382	5.79%

Total interest-bearing liabilities	$536,907	21,221	3.95%	$363,679	9,348	2.57%
Non-interest bearing deposits	90,345			74,847
Other liabilities	2,614			7,523
Stockholders’ equity	102,724			51,453

Total Liabilities & Stockholders’ Equity	$732,590			$497,502

Net interest income		$31,109			$19,143

Interest-rate spread			3.59%			3.55%
Net interest margin			4.48%			4.11%
Ratio of average interest-bearing liabilities to average earning assets		77.3%			78.1%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans [2]	$17,677	$4,911	$22,588
Other investments [1]	845	244	1,089
Federal funds sold	(738)	900	162

Total interest income	17,784	6,055	23,839

Increase (decrease) in interest expense:
NOW and Money Market deposits	3,261	2,170	5,431
Savings deposits	(13)	(15)	(28)
Time deposits	2,709	2,049	4,758
Other borrowings	1,644	68	1,712

Total interest expense	7,601	4,272	11,873

Total change in net interest income	$10,183	$1,783	$11,966

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest Income

Noninterest income climbed $983,000 or 30.2% over 2005, primarily due to increases in trust fees of $1.0 million (up 67.5%), and, to a lesser extent, mortgage banking fees of $110,000 (up 33.1%). The increase in fee income earned by the Trust Company, which totaled $2.6 million in 2006, was primarily the result of growth in the average outstanding of assets under advice during the year. The improvement in fees from the origination and sale of mortgages in the secondary market from the prior year were attributable to $87.7 million in residential loan production during 2006.

Noninterest Expenses

Noninterest expenses rose $9.2 million or 47.8% over 2005, $3.7 million less than the increase in top-line revenue, indicating positive operating leverage. Consequently, the efficiency ratio decreased over 5 percentage points to 80.9% on average for the year. Approximately 9.2% or $848,000 of this increase in Noninterest expenses, represents the addition of the former Bristol Bank expenses, which have been significantly reduced from pre-acquisition levels, and branch expansion in Miami-Dade county beginning in August 2006. There are now 19 individuals assigned to this new market. The bulk of the balance of the increase ($8.3 million) is comprised of higher personnel expense ($5.3 million or 50.2%), reflecting 31 net additions to staff, management reorganization expense, and higher benefit costs.

Increased costs in other areas, excluding those in the Miami-Dade market, include additional occupancy and equipment expense ($1.2 million or 28.9%), related to Pinellas county expansion, a facility in Orlando used for mortgage origination for a short time, and additional parent company headquarters space; higher data processing expense ($532,000 or 39.5%), driven by upgrade of the Company’s management information and customer cash management systems; and higher seminar, travel, and entertainment expense ($376,000 or 96.4%), including costs related to the May 2006 2.875 million-share equity capital raise. These costs were partially offset by savings in professional fees, including external auditor expense following the initial-year costs of compliance with the Sarbanes-Oxley Act (a $372,000 reduction or 34.4%).

Asset Quality and Provision for Loan Losses

Asset quality continued to be strong in 2006, with nonperforming loans (90+ days past due and non-accruals) at $675,000, or 0.09% of loans outstanding. The ratio of net charge-offs to average loans for 2006 remained at 0.03%. The Company’s asset quality can be further measured by strong coverage of the loan loss allowance to nonperforming loans (11.6 times). These measures are consistent with the Company’s historic norm and very favorable to national peer bank levels.

The provision for loan losses rose $933,000 or 49.0%, as a result of a 60.7% growth in loans. The allowance for loan losses, which is established through a charge to provision expense as losses are estimated, totaled $7.8 million or 1.0% of loans outstanding at December 31, 2005. In comparison, the allowance for loan losses totaled $4.6 million or 0.94% of loans outstanding at December 31, 2005. Actual loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Company recorded net charge-offs during 2006 of $192,000, compared to $117,000 in 2005.

Quarterly Operating Results

The following table presents condensed information relating to quarterly periods in the years ended December 31, 2006 and 2005 (In Thousands, except per share data).

	Quarter Ended:
2006	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
Total interest income	$16,227	$14,299	$11,858	$9,945
Total interest expense	7,005	5,967	4,521	3,727

Net interest income before provision for loan losses	9,222	8,332	7,337	6,218
Provision for loan losses	734	840	656	606

Net interest income after provision for loan losses	8,488	7,492	6,681	5,612
Non-interest income	1,074	1,062	1,006	1,099
Non-interest expense	8,361	7,418	6,764	6,041

Income before taxes	1,201	1,136	923	670
Income taxes	524	447	370	270

Net income	$677	$689	$553	$400

Basic income per share	$0.07	$0.08	$0.07	$0.07
Diluted income per share	$0.07	$0.07	$0.07	$0.06

Weighted average shares – basic	9,569,452	9,149,185	7,390,499	5,943,933
Weighted average shares – diluted	9,804,949	9,397,872	7,648,394	6,213,178

Return on average assets	0.31%	0.35%	0.32%	0.26%
Return on average common equity	2.01%	2.20%	2.48%	2.77%

Net interest margin	4.44%	4.46%	4.60%	4.43%
Efficiency ratio	81.21%	78.98%	81.08%	82.57%

Total assets	$883,102	$850,096	$756,267	$620,136
Total shares outstanding	9,575,153	9,563,703	8,871,444	5,944,533
Book value per share	$14.15	$14.06	$13.35	$10.01
2005
Total interest income	$8,819	$7,560	$6,671	$5,440
Total interest expense	3,040	2,371	2,117	1,820

Net interest income before provision for loan losses	5,779	5,189	4,554	3,620
Provision for loan losses	594	614	399	296

Net interest income after provision for loan losses	5,185	4,575	4,155	3,324
Non-interest income	879	865	819	698
Non-interest expense	5,448	4,853	4,647	4,397

Income (loss) before income tax benefit	616	587	327	(375)
Income tax benefit	(3,728)	—	—	—

Net income (loss)	$4,344	$587	$327	$(375)

Basic income (loss) per share	$0.73	$0.10	$0.02	$(0.09)
Diluted income (loss) per share	$0.70	$0.10	$0.02	$(0.09)

Weighted average shares – basic	5,923,862	5,917,630	5,686,208	4,836,300
Weighted average shares – diluted	6,224,724	6,168,208	5,836,987	4,836,300

Return on average assets	3.14%	0.46%	0.27%	(0.35)%
Return on average common equity	31.50%	4.27%	2.63%	(3.87)%

Net interest margin	4.42%	4.31%	3.99%	3.61%
Efficiency ratio	81.83%	80.16%	86.49%	101.83%

Total assets	$569,782	$518,083	$504,727	$442,053
Total shares outstanding	5,943,783	5,919,385	5,916,685	4,836,331
Book value per share	$9.94	$9.17	$9.07	$7.82

Year Ended December 31, 2005 Compared to

Year Ended December 31, 2004

FINANCIAL CONDITION

The Company’s growth continued to be very strong in 2005, up $149.0 million in total assets or 35.4% over the last twelve months to $569.8 million. This compares with $198 million or 89% growth in 2004. Bank of Florida – Southwest contributed $57.3 million of this growth, reaching $304.2 million, while Bank of Florida, Ft. Lauderdale contributed $66.7 million for a total of $211.5 million in assets. Bank of Florida – Tampa Bay, which opened in early November 2004, contributed $31.1 million for a total of $68.5 million in total assets.

Loan Portfolio

Total gross loans outstanding (including loans held for sale) were $487.6 million as of year-end 2005, an increase of $161.6 million or 49.6% over the prior year. Bank of Florida – Southwest accounted for $54.8 million (33.9%) of the increase. Bank of Florida, Ft. Lauderdale accounted for $64.0 million (39.6%) and Bank of Florida – Tampa Bay contributed the remaining $42.8 million (26.5%). Loan pipelines at all the bank affiliates remain strong.

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

Deposits

Total deposits increased $119.0 million or 31.6% in 2005 to end the year at $495.1 million. Deposit growth in the Bank of Florida – Southwest comprised $45.0 million of this increase, up 20.0% to $270.3 million in deposits at December 31, 2005, while deposits at Bank of Florida, Ft. Lauderdale climbed $54.3 million or 40.6% to $188.0 million. Bank of Florida – Tampa Bay ended the year with $60.0 million in deposits, up $34.5 million or 135.1% .

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

	For the Years Ended December 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning assets:
Interest earning deposits	$350	$12	3.43%	$—	$—	—%
Securities [1]	18,584	689	3.71%	9,079	322	3.55%
Federal funds sold	45,849	1,420	3.10%	17,576	294	1.67%
Loans [2]	400,897	26,370	6.58%	260,385	14,151	5.43%

Total interest-earning assets	465,680	28,491	6.12%	287,040	14,767	5.14%

Non interest-earning assets	31,822			22,894

Total Assets	$497,502			$309,934

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$47,551	178	0.37%	$23,129	74	0.32%
Money market accounts	136,284	3,162	2.32%	73,647	1,129	1.53%
Savings	5,185	71	1.37%	2,842	40	1.41%
Time deposit	168,065	5,555	3.31%	132,514	3,650	2.75%
Other borrowings	6,594	382	5.79%	2,250	69	3.02%

Total interest-bearing liabilities	$363,679	9,348	2.57%	$234,382	4,962	2.12%
Non-interest bearing deposits	74,847			41,305
Other liabilities	7,523			1,350
Stockholders’ equity	51,453			32,897

Total Liabilities & Stockholders’ Equity	$497,502			$309,934

Net interest income		$19,143			$9,805

Interest-rate spread			3.55%			3.02%
Net interest margin			4.11%			3.42%
Ratio of average interest-bearing liabilities to average earning assets		78.1%			81.7%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Federal funds sold	$876	$250	$1,126
Other investments [1]	364	15	379
Loans [2]	9,243	2,976	12,219

Total interest income	10,483	3,241	13,724

Increase (decrease) in interest expense:
NOW and Money Market deposits	1,544	593	2,137
Savings deposits	32	(1)	31
Time deposits	1,175	730	1,905
Other borrowings	264	49	313

Total interest expense	3,015	1,371	4,386

Total change in net interest income	$7,468	$1,870	$9,338

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

Asset Quality and Provision for Loan Losses

Asset quality continued to be strong in 2005, with nonperforming loans (90+ days past due and non-accruals) at $321,000, or 0.07% of loans outstanding. In comparison, nonperforming loans totaled $586,000 or 0.18% of loans outstanding at year-end 2004. The ratio of net charge-offs to average loans for 2005 was 0.03% compared to 0.01% for 2004. The Company’s asset quality can be further measured by strong coverage of the loan loss allowance to nonperforming loans (14.4 times) and minimal past due loans (30 – 89 days were 0.09% of loans outstanding). These measures are consistent with the Company’s historic norm and very favorable to national peer bank levels as of September 30, 2005.

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

CAPITAL RESOURCES AND LIQUIDITY

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. As of December 31, 2006, there were no material commitments for capital expenditures, though such expenditures may be incurred in 2007 related to utilization of additional space at the Company’s headquarters location in Naples.

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

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the State of Florida Department of Financial Services, the FDIC and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets. At December 31, 2006, the Company’s Tier 1 risk-based capital ratio was 13.97%, total risk-based capital ratio was 16.19%, and the Tier 1 leverage ratio was 13.95%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it monthly with the subsidiary bank management and board of director Asset/Liability Management Committees (ALCO). As of December 31, 2006, consolidated Company liquid assets were $45.5 million or 6.7% of consolidated deposits. It is the policy of the Banks to manage the latter ratio between 5% and 15%. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks amounting to $29.8 million, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay may borrow up to 20%, 10%+ and 10%, respectively, of their outstanding assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Companys’ market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. The measure of market risk associated with financial instruments is meaningful only when all related and offsetting on and off balance sheet transactions are aggregated, and the resulting net positions are identified.

The Company does not currently engage in trading or hedging activities and has not invested in interest-rate derivatives or entered into interest rate swaps. However, in support of its asset-liability management process the Company may implement derivatives hedging strategies in the future with the intent of reducing interest rate risk. Bank of Florida Corporation’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in “Note 19 – Fair Values of Financial Instruments” in the “Notes to Consolidated Financial Statements”.

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

The following is a consolidated maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2006 (In Thousands).

	0 - 90 DAYS	91 - 365 DAYS	1 - 3 YEARS	OVER 3 YEARS	TOTAL
Interest-earning assets:
Federal funds sold	$6,483	$—	$—	$—	$6,483
Interest-bearing deposits	3,491	—	—	—	3,491
Investment securities	1,725	1,982	8,685	29,332	41,724
Restricted securities	—	—	—	3,319	3,319
Loans	441,159	31,979	100,557	211,166	784,861

Total interest-earning assets	452,858	33,961	109,242	243,817	839,878

Interest-bearing demand deposits	48,946	58,736	107,682	110,945	326,309
Savings	602	723	1,325	1,366	4,016
Certificates of Deposit	72,128	144,838	43,633	10,243	270,842
Other borrowings	3,000	—	6,000	44,500	53,500

Total interest-bearing liabilities	124,676	204,297	158,640	167,054	654,667

Interest Sensitivity Gap (rate-sensitive assets less rate-sensitive liabilities):
Interest sensitivity gap	$328,182	$(170,336)	$(49,398)	$76,763	$185,211

Cumulative interest sensitivity gap	328,182	157,846	108,448	185,211

Interest sensitivity gap ratio as a percent of total assets	37.2%	(19.3)%	(5.6)%	8.7%

Cumulative interest sensitivity gap ratio as a percent of total assets	37.2%	17.9%	12.3%	21.0%

At December 31, 2006, the Company had $486.8 million in interest sensitive assets compared to $329.0 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a positive gap position of $157.8 million (or 17.9%, expressed as a percentage of total assets). Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference. All other information required by this item is included in Item 15 of Part IV of this report and is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bank of Florida Corporation did not have any disagreements with accountants on accounting and financial disclosures during 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bank of Florida Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bank of Florida Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bank of Florida Corporation concluded that, subject to the limitations noted below, Bank of Florida Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company acquired Bristol Bank on August 24, 2006, and excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Bristol’s internal control over financial reporting, with associated assets of $92.6 million and total revenue of $1.9 million generated by Bristol that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bank of Florida Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference.

Bank of Florida Corporation has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is posted on our website at www.bankofflorida.com and a copy will be provided free of charge, upon request to Arlette Yassa, Corporate Secretary, 110 E. Broward Boulevard, Suite 100, Ft. Lauderdale, Florida 33301, (954) 653-2000.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item appears in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Executive Compensation” and “Compensation Committee Report”, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item appears in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees which will be billed for professional services by Hacker Johnson & Smith P.A. in connection with the audit of the annual financial statements and internal controls over financial reporting for the fiscal years ended December 31, 2006 and 2005 and the reviews of the financial statements included in the Company’s 2006 quarterly filings and the September 2005 and December 2005 quarterly filings with the Securities and Exchange Commission was $196,000 and $173,000, respectively. Hacker, Johnson & Smith P.A. also billed the Company $7,500 in connection with the annual audit of the Company’s 401K plan in 2006. The aggregate fees billed for professional services by KPMG LLP in 2005 and 2004 in connection with the audit of the 2004 annual financial statements and the reviews of the financial statements related to the quarterly filings ended March 31, 2005 and June 30, 2005 and all of 2004 quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2005 and 2004 were $136,000 and $95,000, respectively.

Audit-Related and Other Fees: In 2006, Hacker, Johnson & Smith P. A. and KPMG LLP also billed Bank of Florida Corporation approximately $100,000 and $57,500, respectively in connection with the common stock offering and Proxies in connection with the acquisition of Bristol Bank and planned acquisition of Old Florida Bank Corporation. In 2005, KPMG LLP also billed Bank of Florida Corporation approximately $9,000, and Hill, Barth & King, LLC billed $9,800, for fees related to the common stock offering and conversion of preferred stock into common stock in the quarter ended June 30, 2005. In 2004, KPMG LLP also billed Bank of Florida Corporation approximately $5,077 for fees reasonably related to the performance of its audit and reviews of financial statements. Such fees included travel and miscellaneous related fees. In 2004, KPMG LLP also billed Bank of Florida Corporation approximately $85,325, and Hill, Barth & King, LLC billed $18,758, for fees related to the common stock offering in the quarter ended September 30, 2004.

Tax Fees: The fees billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Bank of Florida Corporation’s 2006 and 2005 corporate consolidated tax returns is $16,000 and $14,000, respectively. Hacker, Johnson & Smith P.A. will also be paid $8,500 for preparation of the final 2006 corporate tax return for Bristol Bank. In 2005, KPMG LLP also billed Bank of Florida Corporation $15,450 for tax compliance and advice, including the preparation of Bank of Florida Corporation’s corporate tax returns. In 2004, KPMG LLP also billed Bank of Florida Corporation $14,000 for tax compliance and advice, including the preparation of Bank of Florida Corporation’s corporate tax returns.

In all instances, Hacker, Johnson, & Smith P.A.’s, KPMG LLP’s or Hill, Barth & King, LLC’s performance of those services was pre-approved by Bank of Florida Corporation’s Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 43 through 81.

•	Consolidated Financial Statements of Bank of Florida Corporation (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2006 and 2005;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2006, 2005 and 2004.

4.	Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-K. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Form 8-K filed with the SEC on August 29, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on May 4, 2006. The exhibits that are denominated by a (p.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2006. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
m.2.1	Agreement and Plan of Merger to acquire Old Florida Bank dated August 28, 2006

k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

n.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant – 1999 Offering

e.4.4	Form of Stock Purchase Warrant – 2002 Offering

i.4.5	Form of Stock Purchase Warrant A – 2004 Offering

i.4.6	Form of Stock Purchase Warrant B – 2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan, dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

10.15	Change in Control Agreement of Roberto Pelaez, dated January 2007

o.10.17	Change in Control Agreement of Sharon I. Hill, dated March 21, 2006

p.10.18	Change in Control Agreement of Tracy L. Keegan, dated July 24, 2006

j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Reports of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of Florida Corporation:

We have audited management’s assessment, included in the accompanying Management’s Assessment as to the Effectiveness of Internal Control over Financial Reporting, that Bank of Florida Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Bristol Bank (“Bristol”) on August 25, 2006, and management excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2006, Bristol’s internal control over financial reporting, with associated assets of $92.6 million and total revenue of $1.9 million generated by Bristol that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the years ended December 31, 2006 and 2005 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

February 28, 2007

The Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida:

We have audited the accompanying consolidated balance sheets of Bank of Florida Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors

Bank of Florida Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows of Bank of Florida Corporation and subsidiaries (formerly known as Bancshares of Florida, Inc.) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Bank of Florida Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Bank of Florida Corporation and subsidiaries for the year ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

March 8, 2005

KPMG LLP

Fort Lauderdale, Florida

Certified Public Accountants

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In Thousands, except share and per share data)

	2006	2005
ASSETS
Cash and due from banks	$17,770	$18,976
Interest-bearing deposits due from other banks	3,491	2,402
Federal funds sold	6,483	28,739

TOTAL CASH AND CASH EQUIVALENTS	27,744	50,117

Securities held to maturity	25	25
Securities available for sale	41,699	18,597
Loans held for sale	1,103	1,323

Loans held for investment	782,507	485,399
Less – Allowance for loan losses	7,833	4,603

Net loans held for investment	774,674	480,796

Federal Home Loan Bank (“FHLB”) stock, at cost	3,319	918
Premises and equipment, net	7,304	6,716
Accrued interest receivable	4,416	2,196
Cash Surrender Value of Life Insurance	3,249	3,128
Deferred Tax Asset	3,589	3,951
Goodwill	11,325	—
Intangible assets, net	2,506	925
Other assets	2,149	1,090

TOTAL ASSETS	$883,102	$569,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$691,180	$495,080
Subordinated debt	11,000	11,000
FHLB Advances	42,500	3,000
Accrued interest payable	972	352
Accrued expenses and other liabilities	1,945	1,289

TOTAL LIABILITIES	747,597	510,721

Stockholders’ Equity
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at December 31, 2006 or 2005, respectively.	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 9,575,153 and 5,943,783 shares issued and outstanding at December 31, 2006 and 2005, respectively	96	59
Additional paid-in capital	139,854	66,066
Accumulated deficit	(4,551)	(6,870)
Accumulated other comprehensive income (loss)	106	(194)

TOTAL STOCKHOLDERS’ EQUITY	135,505	59,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$883,102	$569,782

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004

(In Thousands, except share and per share data)

	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$48,958	$26,370	$14,151
Interest on securities and other	1,790	701	322
Interest on federal funds sold	1,582	1,420	294

TOTAL INTEREST INCOME	52,330	28,491	14,767

INTEREST EXPENSE
Interest on deposits	19,127	8,966	4,893
Interest on subordinated debt	812	302	54
Interest on other borrowings	1,282	80	15

TOTAL INTEREST EXPENSE	21,221	9,348	4,962

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	31,109	19,143	9,805
PROVISION FOR LOAN LOSSES	2,836	1,903	1,279

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,273	17,240	8,526

NONINTEREST INCOME
Service charges and fees	1,210	1,380	867
Trust fees	2,589	1,546	1,063
Gain on sale of loans, net	443	333	242
Gain on sale of securities-available for sale	—	—	4

TOTAL NONINTEREST INCOME	4,242	3,259	2,176

NONINTEREST EXPENSES
Salaries and employee benefits	16,037	10,513	6,702
Occupancy	4,008	2,910	2,226
Equipment, depreciation and maintenance	1,573	1,216	803
Data processing	2,007	1,349	842
Stationary, postage and office supplies	667	532	350
Professional fees	694	1,081	758
Advertising, marketing and public relations	713	497	326
Other	2,886	1,246	1,575

TOTAL NONINTEREST EXPENSES	28,585	19,344	13,582

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	3,930	1,155	(2,880)
Income taxes (benefit)	1,611	(3,728)	—

NET INCOME (LOSS)	$2,319	$4,883	$(2,880)

NET INCOME (LOSS) PER SHARE: BASIC	$0.29	$0.82	$(0.81)

NET INCOME (LOSS) PER SHARE: DILUTED	$0.28	$0.79	$(0.81)

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	8,026,312	5,595,233	3,811,270

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	8,278,210	5,813,230	3,811,270

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	—	—	3,079,199	31	29,634	$(8,389)	(56)	21,220
Net loss	—	—	—	—	—	(2,880)	—	(2,880)
Preferred stock issued	34,000	3,400	—	—	—	—	—	3,400
Exercise of stock options and warrants	—	—	31,433	—	314	—	—	314
Paid-in-capital from stock compensation expense	—	—	—	—	119	—	—	119
Common stock issued, net of offering costs of $1,698	—	—	1,725,000	17	19,750	—	—	19,767
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	2,097	210	—	—	—	(210)	—	—
Changes in fair value on available-for-sale securities	—	—	—	—	—	—	14	14

Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954
Net income						4,883		4,883
Exercise of stock options, warrants and other	—	—	27,797	—	384	—	—	384
Paid-in-capital from stock compensation expense	—	—	—	—	280	—	—	280
Common stock issued, net of offering costs of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104.00 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(152)	(152)

Balance, December 31, 2005	—	$—	5,943,783	$59	$66,066	$(6,870)	$(194)	$59,061
Net income	—	—				2,319		2,319
Exercise of stock options, warrants and other	—	—	68,152	1	803	—	—	804
Paid-in-capital from stock compensation expense	—	—	—	—	291	—	—	291
Tax benefit from stock options exercised	—	—	—	—	191	—	—	191
Common stock issued, net of offering costs of $3,970	—	—	2,875,000	29	57,814	—	—	57,843
Common stock issued in acquisition	—	—	688,218	7	14,689	—	—	14,696
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	300	300

Balance, December 31, 2006	—	$—	9,575,153	$96	$139,854	$(4,551)	$106	$135,505

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
(In Thousands)	2006	2005	2004
Net income (loss)	$2,319	$4,883	$(2,880)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the year, net of income taxes (benefit) of $181 and $(117) in 2006 and 2005, respectively	300	(152)	18
Less reclassification adjustment for gain realized in net loss	—	—	4

Net unrealized gains (losses)	300	(152)	14

Comprehensive income (loss)	$2,619	$4,731	$(2,866)

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,319	$4,883	$(2,880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,442	1,227	770
Provision for loan losses	2,836	1,903	1,279
Accretion of deferred loan fees and costs, net	(990)	(419)	(103)
(Accretion) amortization of premiums and discounts on investments, net	(36)	(42)	1
Gain on sale of securities available for sale	—	—	(4)
Gain on sale of loans held for sale, net	(443)	(333)	—
Originations of loans held for sale	(87,707)	(80,999)	—
Proceeds from sale of loans held for sale	88,370	80,009	—
Amortization of intangible assets	151	39	10
Increase in accrued interest receivable	(1,470)	(1,077)	(331)
Deferred income taxes (benefit)	1,089	(3,728)	—
Increase in cash surrender value of bank-owned life insurance	(121)	(107)	(25)
(Increase) decrease in other assets	(987)	(57)	117
Stock compensation expense	291	280	119
Increase in accrued interest payable	620	165	146
(Decrease) increase in accrued expenses and other liabilities	(139)	686	305

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,225	2,430	(596)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(235,708)	(159,318)	(125,331)
Acquisition of net assets, net of cash acquired	21	—	561
Proceeds from the sale of securities available for sale	22,299	—	504
Proceeds from maturing securities and principal payments on available-for-sale securities	1,797	333,175	53,007
Purchase of securities available for sale	(23,690)	(326,079)	(71,367)
(Purchase) repayment of restricted securities and bank-owned life insurance, net	(1,836)	121	(3,321)
Purchase of premises and equipment, net	(1,780)	(1,115)	(2,242)

NET CASH USED IN INVESTING ACTIVITIES	(238,897)	(153,216)	(148,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	121,461	119,016	174,910
Proceeds from FHLB Advances	89,000	20,000	—
Repayment of FHLB Advances	(58,000)	(17,000)	—
Repayment of short-term notes	—	—	(2,133)
Proceeds from issuance of subordinated debt, net	—	9,000	2,000
(Redemption) issuance of Series A preferred stock	—	(1,275)	3,400
Tax benefit from exercise of common stock options and warrants	191	—	—
Net proceeds from issuance of common stock	58,647	13,265	20,081

NET CASH PROVIDED BY FINANCING ACTIVITIES	211,299	143,006	198,258

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,373)	(7,780)	49,473

CASH AND CASH EQUIVALENTS
Beginning of year	50,117	57,897	8,424

End of year	$27,744	$50,117	$57,897

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

Years ended December 31, 2006, 2005 and 2004

(In Thousands)

	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for –
Interest	$20,601	$9,183	$4,816

Taxes	$200	$—	$—

Noncash Transactions:
Unrealized holding gain (loss) on securities available for sale, net of taxes (benefit)	$300	$(152)	$14

Increase in preferred stock for dividends paid	$—	$125	$210

Preferred stock exchanged for common stock	$—	$2,609	$—

Tax benefit from exercise of common stock options and warrants	$—	$106	$—

Acquisition of Financial Institution:
Fair value of investment securities available for sale acquired	$23,556	$—	$—

Fair value of premises and equipment acquired	$250	$—	$—

Fair value of loans acquired, net	$60,016	$—	$—

Core deposit intangible	$1,732	$—	$—

Goodwill	$11,325	$—	$—

Fair value of deferred tax assets acquired	$908	$—	$—

Fair value of other assets acquired	$822	$—	$—

Fair value of deposit liabilities assumed	$74,639	$—	$—

Fair value of FHLB advances assumed	$8,500	$—	$—

Fair value of accrued expenses and other liabilities assumed	$795	$—	$—

Common stock issued	$14,696	$—	$—

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

On December 20, 2006, the shareholders approved changing the name of the Company from Bancshares of Florida, Inc. to Bank of Florida Corporation to further the Company’s brand strategy and name recognition. The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay (collectively, the Banks), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated.

The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Company’s primary source of income is from the Banks, which provide a full range of commercial and consumer banking services primarily within the Naples, Ft. Lauderdale, Palm Beach and Tampa Bay areas of Florida. The Banks are subject to regulation of both the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash, demand balances due from banks, interest-bearing deposits due from other banks, and federal funds sold. These assets have original maturities of three months or less and their carrying amount is considered a reasonable estimate of their fair value.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans held for sale:

Loans held for sale, which are composed of residential mortgage loans, are reported at the lower of cost or fair value on an aggregate loan portfolio basis. Gains or losses realized on the sale of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold including any deferred origination fees and costs, adjusted for any servicing asset or liability retained. Net unrealized losses, if any, are recognized through a market adjustment by charges to operations. Gains and losses on sales of residential mortgage loans are included in gain on sale of loans in the consolidated statements of operations.

Loans held for investment:

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

Management has established a policy to discontinue accruing interest (nonaccrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Company is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Interest income on nonaccrual loans is recognized only as received.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

On January 1, 2005, Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over the expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

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

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” , and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical peer bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Transfers of Financial Assets:

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation:

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes stock-based compensation in salaries and employee benefits in the accompanying consolidated statements of operations on a straight-line basis over the vesting periods.

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

Advertising Costs:

Advertising costs are expensed as incurred.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 1— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) Per Common and Common Equivalent Share:

Basic income (loss) per share represents net income (loss) available to common shareholders minus preferred stock dividends divided by the weighted-average number of common shares outstanding during the year. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method. Because the Company reported net losses in 2004, all common stock equivalents were anti-dilutive, diluted loss per share was the same as basic in those periods.

Goodwill and Intangible Assets:

The Company tests goodwill for impairment annually. The test requires us to determine the fair value of our reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2006, (the goodwill impairment testing date) the fair value of our reporting unit was greater than its carrying value. Therefore, goodwill was not impaired. If the fair value of the reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation.

The Company reviews core deposit and other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Acquisitions:

The Company accounts for business combinations based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Off-Balance-Sheet Financial instruments:

In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, standby letters of credit and unfunded commitments under lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the 2006 financial statements presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R”, (“FAS 158”). FAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and; (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company’s financial statements as of December 31, 2006. There was no impact on the Company’s financial statements for December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for financial statements issued for fiscal years ending after December 15, 2008. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (“FAS 157”). FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Early adoption is permitted. Management believes this statement will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the fiscal years ended after November 15, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement was effective January 1, 2007 and did not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, (“FAS 156”) which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like accounting. It also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or servicing liability and requires that those separately recognized assets or liabilities be initially measured at fair value, if practicable. FAS 156 permits an entity to choose either the amortization method or the fair value method for subsequent measurement and also permits a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued):

financial instrument and related servicing asset or liability by using a consistent measurement attribute – fair value. This statement shall be effective for all separately recognized servicing assets and liabilities acquired or issued after January 1, 2007. This Statement did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). This Statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement was effective for all financial instruments acquired or issued as of January 1, 2007. This Statement did not have a material effect on the Company’s consolidated financial statements.

NOTE 2—INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Components used in computing income (loss) per share are summarized as follows (In Thousands, except share data):

	For the three Years ended December 31,
	2006			2005			2004
	Net Income	Weighted Average Shares Outstanding	Income Per Share	Net Income	Weighted Average Shares Outstanding	Income Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
Net income (loss)	$2,319			$4,883			$(2,880)
Less preferred stock dividends and redemption premium	—			(274)			(210)

Income (loss) available to common shareholders – basic	2,319	8,026,312	$0.29	4,609	5,595,233	$0.82	(3,090)	3,811,270	$(0.81)
Dilutive effect of stock options outstanding		179,506	—		153,933	—		—	—
Dilutive effect of warrants outstanding		72,392	—		64,064	—		—	—

Income (loss) available to common shareholders – diluted	$2,319	8,278,210	$0.28	$4,609	5,813,230	$0.79	$(3,090)	3,811,270	$(0.81)

At December 31, 2004, there were 446,949 common stock options and 303,856 warrants, respectively, that were anti-dilutive and therefore not included in the above calculation.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 3—STOCK-BASED COMPENSATION

In 2000, the Company adopted the 1999 Stock Option Plan pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares. The 2006 Stock Compensation Plan (the Plan) authorized 12% of common shares issued after April 3, 2006 plus 58,154 shares which were available for grant under the prior plan and was approved by shareholders on June 8, 2006.

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At December 31, 2006, there were 454,329 shares available for grant under the Plan.

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

The total fair value of shares vested and recognized as compensation expense was approximately $165,000 for the year ended December 31, 2006. There was no associated tax benefit recognized in connection with these incentive stock options. The effect of applying FAS 123R was to reduce 2006 income before taxes and net income by $165,000 or $0.02 per basic and diluted share. The total intrinsic value of options exercised during the year ended December 31, 2006 was $171,000. As of December 31, 2006, the Company had 47,100 nonvested options outstanding and there was $498,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through June 30, 2011.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 3—STOCK-BASED COMPENSATION (Continued)

The Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rates are based on U. S. Treasury notes in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividends payments.

The per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $11.76, $10.19 and $6.30, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected dividend yield	0.00%	0.00%	0.00%

Expected volatility	47.61%	40.00%	34.00%

Risk free interest rate	4.87%	4.20%	3.45%

Expected life	7 years	7 years	10 years

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the fiscal years ending December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and is being amortized to expense over the options’ vesting periods (Dollars In Thousands, except per share data):

	2005	2004
Net income (loss) as reported	$4,883	$(2,880)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,945)	(481)

Proforma net income (loss)	$2,938	$(3,361)

Income (loss) per share as reported:
Net income (loss) per share – basic	$0.82	$(0.81)

Net income (loss) per share – diluted	$0.79	$(0.81)

Proforma Income (loss) per share:
Net income (loss) per share – basic	$0.48	$(0.94)

Net income (loss) per share – diluted	$0.46	$(0.94)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Stock option activity during the periods indicated was as follows (Dollars in Thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2003	311,799	$10.31
Granted	161,500	15.51
Exercised	(18,100)	10.00
Forfeited	(8,250)	11.36

Balance, December 31, 2004	446,949	$12.18	8.1 years
Granted	223,195	19.26
Exercised	(10,131)	10.87
Forfeited	(4,824)	12.76

Balance December 31, 2005	655,189	$14.61	8.0 years
Granted	39,499	20.92
Exercised	(21,841)	12.95
Forfeited	(5,650)	19.83

Balance, December 31, 2006	667,197	$15.40	7.1 years	$3,742

Exercisable, December 31, 2006	620,097	$15.58	7.2 years	$3,725

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 113,330 shares of common stock at an exercise price of $10 per share. These warrants were fully vested as of December 31, 2005 and will expire on August 24, 2009.

In connection with the opening of Bank of Florida – Southeast, the Company granted to certain organizers warrants to purchase 78,526 shares of common stock at an exercise price of $10 per share. The warrants were vesting in equal increments of 20% commencing on the first anniversary of the date of grant (July 31, 2002) and on each anniversary date thereafter until fully vested. The vesting period on these warrants was accelerated in December 2005. Warrants may be exercised in whole or in part for $10 per share beginning on the one year anniversary of the date of grant and expiring on July 31, 2007.

In connection with the opening of a branch of the Bank of Florida – Southeast, in the Palm Beach area of Florida, the Company granted to Advisory Board members warrants to purchase 40,000 shares of common stock at an exercise price of $12.50 per share. The warrants vest in equal increments of 20% commencing on the date operations commenced (October 4, 2004) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $12.50 per share beginning on the commencement date and expiring October 4, 2009. Compensation expense totaling $86,000, $115,000 and $57,000 was recognized during 2006, 2005 and 2004, respectively, in connection with these warrants. In addition, compensation expense totaling $40,000, $51,000 and $6,000 was recognized during 2006, 2005 and 2004, respectively, in connection with certain stock options which were also granted to these Advisory Board members during 2004.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 3—STOCK-BASED COMPENSATION (Continued)

As a result of the acquisition of Bank of Florida – Tampa Bay, the Company named certain individuals of the investor group as directors of Bank of Florida – Tampa Bay. These directors were awarded warrants to purchase 85,333 shares of common stock at an exercise price of $12.50. Twenty percent of the warrants became exercisable on the date that the bank opened for business (November 5, 2004), and twenty percent was scheduled to become exercisable on each of the four succeeding anniversaries of that date. The vesting period on these warrants was accelerated in December 2005. All of the warrants will expire on November 5, 2009. The Company may call the warrants if it or any of its subsidiaries is the subject of a formal capital call by a governmental agency.

Compensation expense totaling $114,000 and $56,000 was recognized during 2005 and 2004, respectively, in connection with these warrants. No compensation expense was incurred on these warrants in 2006.

At December 31, 2006 and December 31, 2005 warrants to purchase 241,879 and 288,190 common shares, respectively, at an average exercise price of $11.06 and $11.09, respectively, were outstanding. Of that amount, 226,679 and 265,390, respectively, were fully vested. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. The following table summarizes information about the stock warrants outstanding for the periods indicated:

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE
Balance December 31, 2003	191,856	$10.00
Granted	125,333	12.50
Exercised	(13,333)	10.00
Forfeited	—	—

Balance, December 31, 2004	303,856	$11.03
Granted	—	—
Exercised	(15,666)	10.00
Forfeited	—	—

Balance December 31, 2005	288,190	$11.09
Granted	—	—
Exercised	(46,311)	11.24
Forfeited	—	—

Balance December 31, 2006	241,879	$11.06

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 4—BUSINESS COMBINATIONS

On August 25, 2006, the Company completed the acquisition of Bristol Bank (“Bristol”) in Coral Gables, Florida, by merging Bristol into the Company’s wholly-owned subsidiary, Bank of Florida – Southeast. The acquisition of Bristol Bank provides the Company entry into the dynamic Coral Gables market. The Coral Gables/Miami-Dade County demographics are expected to compliment the Company’s premium private-banking brand and entrepreneurial business model. The Company issued a total of 688,218 shares of common stock and cash consideration of approximately $6.3 million representing total consideration of $21.5 million.

The Company recorded $13.1 million in intangible assets, of which $1.7 million was allocated to the core deposit intangible. The principal factors considered when valuing the core deposit intangible consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The remaining intangible of $11.3 million, was allocated to goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (In Thousands):

Cash and due from banks	$2,332
Securities	23,556
Federal funds sold	4,522
Net loans	60,016
Other assets	1,980
Goodwill	11,325
Core deposit intangible	1,732

Total assets acquired	$105,463

Deposits	74,639
Federal Home Loan Bank advances	8,500
Other liabilities	795

Total liabilities assumed	83,934

Net assets acquired	$21,529

The Company’s results of operations include the operations of Bristol since the acquisition date. The following table presents unaudited proforma results for the years ended December 31, 2006, 2005 and 2004. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (In Thousands, except per share amount).

	2006	2005	2004
Total revenue	$60,530	$37,078	$21,209
Net income (loss)	$1,363	$4,754	$(2,679)

Basic income (loss) per share	$0.16	$0.71	$(0.64)
Diluted income (loss) per share	$0.15	$0.69	$(0.64)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 5—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (In Thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
At December 31, 2006
Available for sale securities:
Mortgage-backed securities	$27,415	$378	$(96)	27,697
U.S. Treasury securities and other U.S. agency obligations	14,038	8	(120)	13,926
Independent Bankers Bank stock	76	—	—	76

Total Securities available for sale	$41,529	$386	$(216)	41,699

Securities held to maturity – Other Bonds	$25	$—	$—	25

Total Securities	$41,554	$386	$(216)	41,724

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Value
At December 31, 2005
Available for sale securities:
Mortgage-backed securities	$4,827	$—	$(132)	$4,695
U.S. Treasury securities and other U.S. agency obligations	14,030	3	(182)	13,851
Independent Bankers Bank stock	51	—	—	51

Total Securities available for sale	$18,908	$3	$(314)	$18,597

Securities held to maturity – Other Bonds	$25	$—	$—	25

Total Securities	$18,933	$3	$(314)	18,622

Proceeds from sales of securities available for sale for the year ended December 31, 2006 totaled $22,299,000. There were no sales of securities available for sale in 2005. Proceeds from sales of securities available for sale for the year ended December 31, 2004 totaled $504,000. Gross gains recorded on sales of securities available for sale for the years ended December 31, 2006 and 2004 totaled $0 and $4,000, respectively. There were securities pledged with a market value of $22,193,000 as collateral to the Federal Home Loan Bank as of December 31, 2006. There were no securities pledged as of December 31, 2005. The Company did not hold any tax exempt securities and there were no investments in securities from a single issuer which exceeded ten percent of stockholders’ equity as of December 31, 2006 and 2005, respectively.

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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 5—SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (In Thousand):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$(96)	$3,758
U.S. Treasury securities and other U.S. agency obligations	—	—	(120)	11,394

Total securities available for sale	$—	$—	$(216)	$15,152

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the portfolios and analysis servicer. As of December 31, 2006, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (In Thousands):

	Amortized Cost	Fair Value	Average Yield
Due less than one year	$3,779	$3,758	3.97%
Due after one through five years	12,971	12,803	4.25%
Due after five through ten years	19,464	19,707	5.88%
Due after ten years	5,264	5,380	6.02%

Subtotal	41,478	41,648	4.85%
Independent Bankers Bank Stock	76	76

Totals	$41,554	41,724	4.84%

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 6—LOANS HELD FOR INVESTMENT

The composition of the loan portfolio at December 31 is as follows (In Thousands):

	2006	2005
Real estate:
Commercial real estate	$241,931	$180,039
Real estate – construction	303,950	141,534
One-to-four family residential	93,298	64,805
Multi-family	26,530	25,255

Total Real Estate Loans	$665,709	411,633
Commercial Loans	66,087	36,834
Lines of credit	39,127	26,393
Consumer loans	12,835	11,391

Total Gross loans held for investment	783,758	486,251
Less: allowance for loan losses	(7,833)	(4,603)
Less: deferred loan fees, net	(1,251)	(852)

Total loans held for investment, net	$774,674	$480,796

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. The following is a summary of information pertaining to impaired and non-accrual loans (In Thousands):

	2006	2005
Impaired loans without a valuation allowance	$3,824	$500
Impaired loans with a valuation allowance	2,606	—

Total impaired loans	6,430	500

Valuation allowance related to impaired loans	$130	$—
Total nonaccrual loans	$213	$321
Total loans ninety days or more past due and still accruing	$462	$—

	2006	2005	2004
Average investment in impaired loans	$2,491	$260	$—
Interest income recognized on impaired loans	$424	$37	$—
Income that would have been recognized on non-accrual loans in accordance with their original terms	$3	$18	$30

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 6—LOANS HELD FOR INVESTMENT (Continued)

The activity in the allowance for loan losses for the years ended December 31 is as follows (In Thousands):

	2006	2005	2004
Balance at beginning of year	$4,603	$2,817	$1,568
Reserves related to acquisition	586
Provision charged to operations	2,836	1,903	1,279
Charge-offs	(204)	(122)	(40)
Recoveries	12	5	10

Balance at end of year	$7,833	$4,603	$2,817

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (In Thousands):

	2006	2005
Land	$545	$545
Building	1,056	1,056
Leasehold improvements	3,540	2,793
Furniture, fixtures and equipment	3,085	2,534
EDP equipment and software	3,077	2,715
Construction in Progress	219	209

Total premises and equipment	11,522	9,852
Less: accumulated depreciation and amortization	4,218	3,136

Total premises and equipment, net	$7,304	$6,716

NOTE 8—INCOME TAXES

The allocation of federal and state income taxes between current and deferred for the years ending December 31, 2006, 2005 and 2004 are as follows (In Thousands):

	2006	2005	2004
Current income taxes:
Federal	$447	$—	$—
State	75	—	—

Total current	$522	$—	$—

Deferred income taxes (benefit):
Federal	$930	$(3,350)	$—
State	159	(378)	—

Total deferred	$1,089	$(3,728)	$—

Total income taxes (benefit)	$1,611	$(3,728)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

NOTE 8—INCOME TAXES (continued)

At December 31, 2005, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration dates of the net operating loss carryforwards. Based upon that assessment, the Company reversed its valuation allowance on its deferred tax assets at December 31, 2005. No income tax provision was recorded for the year ended December 31, 2004.

Income taxes (benefit) differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2006, 2005 and 2004 due to the following (In Thousand):

	2006		2005		2004
Computed taxes (benefit), at statutory rate	$1,336	34.0%	$393	34.0%	$(979)	(34.0)%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	—	—%	(4,157)	(359.9)%	1,145	39.8%
State income taxes, net of Federal tax benefit	154	3.9%	42	3.6%	(104)	(3.6)%
FAS 123R stock option expense	56	1.4%	—	—	—	—
Non-deductible meals & entertainment	54	1.4%	30	2.6%	—	—
Tax exempt life insurance income	(41)	(1.0)%	(40)	(3.5)%	(9)	(0.3)%
Other disallowed expenses	52	1.3%	4	0.4%	(53)	(1.9)%

Total income taxes (benefit)	$1,611	41.0%	$(3,728)	(322.8)%	$—	0.0%

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (In Thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,927	$1,635
Net operating loss carryforwards	1,098	2,311
Organizational and startup costs	91	137
Stock-based compensation	198	196
Other deferred tax assets	76	5
Alternative minimum tax credits	196	—
Unrealized loss on securities available for sale	—	117

Deferred tax assets	4,586	4,401

Deferred tax liabilities:
Depreciation on premises and equipment	143	439
Fair market value adjustments	771	—
Unrealized gain on securities available for sale	64	—
Other deferred tax liabilities	19	11

Deferred tax liabilities	997	450

Deferred tax assets, net	$3,589	$3,951

At December 31, 2006, the Company had Federal and State tax net operating loss carryforwards of approximately $2,921,000, which was obtained through the Bristol Bank acquisition, expiring during 2020 through 2026. These net operating loss carryforwards have an annual limitation of $948,000 and it is anticipated that they will be utilized in their entirety.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2006, the Company has intangible assets totaling $13.8 million. Of that amount, $12.9 million was acquired through the purchase of Bristol Bank in August 2006 as discussed in Note 2 – Business Combinations. The remaining $886,000 resulted from the purchase of Bank of Florida – Tampa Bay (see below).

In connection with the acquisition of Bristol Bank, the Company recorded $11.3 million in goodwill and $1.7 million of core deposit intangible. The core deposit intangible has a balance of $1.6 million ( $1.7 million gross carrying amount less $113,000 accumulated amortization) at December 31, 2006 and is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31st is $296,000, $242,000, $198,000, $162,000 and $133,000, respectively.

Bank of Florida – Tampa Bay

On July 27, 2004, the Company acquired 100% ownership of Bank of Florida – Tampa Bay that had not yet been incorporated or commenced its planned principal operations. For this acquisition the Company paid $300,000 in cash to an investor group. The acquisition was consummated as a means for Bank of Florida Corporation to expand its business in Florida and provide traditional banking services in the Tampa Bay area.

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

The balance of the intangible asset was $886,000 ($974,000 gross carrying amount less $88,000 accumulated amortization) and $925,000 ($974,000 gross carrying amount less $49,000 accumulated amortization) at December 31, 2006 and 2005, respectively. This intangible is being amortized on a straight-line basis over 25 years. The estimated amortization expense for each of the five succeeding years ending December 31st is $38,955 per year.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 10—DEPOSITS

Deposits at December 31 are comprised of the following (In Thousands):

	2006	2005
Interest-bearing:
Money market	$279,411	$162,346
NOW accounts	46,898	50,114
Savings	4,016	5,148
Certificates of deposit:
Less than $100,000	72,039	50,319
$100,000 or more	198,803	143,391

Total interest-bearing deposits	601,167	411,318
Demand (noninterest bearing)	90,013	83,762

Total deposits	$691,180	$495,080

The maturities on all certificates of deposit as of December 31, 2006 for each of the five successive years are as follows (In Thousands):

2006	$217,617
2007	29,410
2008	14,223
2009	6,909
2010	2,683

Total	$270,842

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2006 (In Thousands):

TIME CERTIFICATES OF DEPOSIT
Three months or less	$52,167
Four – six months	44,603
Seven – 12 months	65,262
Over 12 months	36,771

Total	$198,803

Included in interest expense was $3,689,000, $1,927,000, and $1,477,000, which relates to interest on certificates of deposit of $100,000 or more for 2006, 2005 and 2004, respectively.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 11—SUBORDINATED DEBT

On October 7, 2005, Bank of Florida – Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2006 was 7.27%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida – Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida – Southeast subsidiary.

On September 30, 2005, Bank of Florida – Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2006 was 7.87%. Bank of Florida – Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida – Southeast subsidiary.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2006 was 7.37%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida – Southwest subsidiary.

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by $101.9 million in assets consisting of $3.3 million of the Company’s FHLB stock, $22.2 million of investment securities and a blanket lien on one-to-four family residential loans and certain loans secured by multifamily dwellings as of December 31, 2006. At December 31, 2006 and 2005, the Company had an unused credit line with the FHLB of $59.4 million and $32.1 million, respectively. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at December 31, 2006 and 2005, respectively (in thousands):

	At December 31, 2006		At December 31, 2005
	Amount	Rate	Amount	Rate
Fixed Rate; Matures 6/24/2008	$6,000	4.26%	$3,000	4.26%
Variable Rate; Matures 6/13/2011	25,000	5.87	—	—
Variable Rate; Matures 7/23/2012[2]	3,500	4.85	—	—
Variable Rate; Matures 7/21/2015[3]	5,000	4.13	—	—
Variable Rate; Daily Maturity	3,000	5.49	—	—

Total FHLB Advances	$42,500	5.33%	$3,000	4.26%

[2]	Advance includes a one time call option on July 23, 2007.
[3]	Advance includes a one time call option on July 21, 2010.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating lease agreements for certain bank offices, which expire on various dates through 2021. In addition, the Company has operating leases for office equipment, which expire on various dates through 2011. Certain of these leases require the payment of common area maintenance expenses and may also include renewal options. Rent expense was $2,743,000, $2,005,000 and $1,423,000 for 2006, 2005 and 2004, respectively.

Future minimum lease commitments, net of subleased commitments, as of December 31, 2006 are as follows (In Thousands):

Year ending December 31st:
2007	$3,130
2008	2,805
2009	2,356
2010	2,047
2011	1,883
Thereafter	7,210

Total minimum payments required	$19,431

The Company entered into a multi-bank service agreement with Computer Services, Inc. (“CSI”) for data processing services on October 15, 2004. This agreement has a five year expiration term with an automatic five year renewal options. Data processing expense paid to CSI was $475,000, $345,000 and $126,000 for 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had available $29.8 million in lines of credit with financial institutions, all of which are for variable rate borrowing. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, the Bank of Florida – Southwest may borrow up to 20%, while the Bank of Florida – Southeast and Bank of Florida – Tampa Bay each may borrow up to 10%, of their outstanding assets. Please refer to “Note-12 Federal Home Loan Bank Advances” of the “Notes to the Consolidated Financial Statements” for further information on these borrowings.

From time-to-time, we are involved in litigation arising in the ordinary course of our business. The Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

NOTE 14—RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. The Company contributed to the Plan in the amounts of $349,000, $225,000 and $98,000 during 2006, 2005 and 2004, respectively. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

During 2004, the Company implemented a supplemental executive retirement plan (the “Plan”) to provide supplemental income for certain key executives after their retirement. The Plan, which is unfunded, is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership. The Company has approximately $175,500 and $121,300 accrued at December 31, 2006 and 2005, respectively, towards this plan, which is included in other liabilities in the accompanying consolidated balance sheets.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 14—RETIREMENT PLAN (Continued)

The Company also purchased bank-life insurance (“BOLI”) policies on these plan participants. The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognizes revenue from the investment returns from the BOLI and compensation expense for the amounts accrued toward the participants’ retirement fund. Revenue earned from the BOLI amounted to $121,000 and $107,000 during the years ended December 31, 2006 and 2005, respectively. Such revenue is included in other income in the accompanying consolidated statements of operations. The Company recognized net earnings of $67,000, $8,400 and $2,300, consisting of earnings on bank-owned life insurance policies, net of compensation expenses accrued in connection with the Plan during 2006, 2005 and 2004, respectively.

NOTE 15—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks, Bank of Florida Trust Company, and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans is as follows (In Thousands):

	2006	2005
Loan balances at beginning of year	$22,933	$7,154
New loans	11,297	13,906
Advances (Repayments), net	1,643	1,873

Loan balances at end of year	$35,873	$22,933

The Banks also accept deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits are accepted on substantially the same terms as those of other depositors.

The Company engaged Centuric, LLC of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service primarily includes the purchase of computer hardware and software, telephones, network management services and disaster recovery. Ramon A. Rodriguez, a director of Bank of Florida Corporation, is a member of Centuric Group, LLC, the parent company of Centuric, LLC. Centuric, LLC is a consulting and outsourcing firm specializing in system integration, network management and security, disaster recovery and business contingency planning. The Company paid Centuric, LLC approximately $1,077,000, $632,000 and $690,000 in 2006, 2005, and 2004, respectively. Of the $1,077,000 and $632,000 paid to Centuric, LLC in 2006 and 2005, respectively, $549,000 and $251,000 was for the purchase of computer equipment and software, including set-up fees.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC. Citizens Reserve, LLC is principally owned by several directors of the Company. Monthly lease payments as of December 31, 2006 were $94,500. Total rent charged to operations under this lease was $1,100,000, $720,000 and $734,000 in 2006, 2005 and 2004, respectively. The lease term expires in 2012. Commitments under this lease agreement are included in NOTE 13.

On August 11, 2005, Bank of Florida, Ft. Lauderdale signed a letter of intent for a nonbinding ten year lease of a new office facility in downtown Ft. Lauderdale. A binding lease agreement was signed in September 2006. The lease will commence on or about November 2007 with 200 Brickell Associates, Ltd., of which Terry W. Stiles, a director of Bank of Florida Corporation, is a limited partner. The Company did not incur any cost in connection with this agreement in 2006 and 2005.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

On June 29, 2005, Bank of Florida – Tampa Bay signed a sublease agreement with Florida Financial Advisors, Inc. (“Florida Financial”), whereby Florida Financial would sublease space from Bank of Florida – Tampa Bay for a period of one year. The lease commenced on July 1, 2005 and was terminated in January 2006. Edward Kaloust, a director of Bank of Florida Corporation, is a managing member of Florida Financial Advisors. The Company received $2,600 and $18,000 in sublease income during 2006 and 2005, respectively.

On June 1, 2006, Bank of Florida – Tampa Bay signed a sublease agreement with Medi-Weight Loss Clinics, whereby they would sublease space from Bank of Florida – Tampa Bay for a period of three years. The lease commenced on June 1, 2006. Edward Kaloust, a director of Bank of Florida Corporation, is a managing member of Medi-Weight Loss Clinics. The Company received $26,200 in sublease income during 2006.

NOTE 16—STOCKHOLDERS’ EQUITY

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

On May 23, 2005, certain holders of preferred stock, issued in March of 2004, elected to exchange the redemption value of their shares for common stock. The Company paid a premium on 25,090 shares of Series A Preferred Stock equal to $4 per share or $100,000. The resulting value, after payment of the premium, was exchanged for 165,354 shares of the Company’s common stock at $15.78 per share.

On June 30, 2005, the Company elected to redeem the remaining 12,258 shares of Series A Preferred Stock. The redemption price for the shares of Series A Preferred Stock was based on a declining premium scale. The redemption price at June 30th was $104 per share, which included a premium of $49,000.

In May 2006, the Company completed its fifth and largest common stock raise, issuing 2.875 million shares at $21.50 per share, with net proceeds totaling $57.8 million. The Company used the proceeds from the secondary offering to finance the cash portion of our purchase of $93.0 million-asset Bristol Bank in August 2006 and support our continued rapid earning asset growth throughout South Florida and Tampa Bay.

NOTE 17—REGULATORY MATTERS

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

The Company is subject to regulatory capital requirements administered by federal and state banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulator can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 17—REGULATORY MATTERS (continued)

At December 31 actual capital levels and minimum required levels were as follows (In Thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)
Consolidated	$137,428	16.19%	$67,904	8.00%	$—	N/A
Bank of Florida – Southwest	39,795	10.60%	30,026	8.00%	37,533	10.00%
Bank of Florida – Southeast	36,485	10.60%	27,540	8.00%	34,425	10.00%
Bank of Florida – Tampa Bay	18,881	14.34%	10,535	8.00%	13,169	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$118,596	13.97%	$33,952	4.00%	$—	N/A
Bank of Florida – Southwest	31,331	8.35%	15,013	4.00%	22,520	6.00%
Bank of Florida – Southeast	27,342	7.94%	13,770	4.00%	20,655	6.00%
Bank of Florida – Tampa Bay	17,656	13.41%	5,268	4.00%	7,901	6.00%
Tier 1 leverage (to average assets) – leverage ratio
Consolidated	$118,596	13.95%	$34,014	4.00%	$—	N/A
Bank of Florida – Southwest	31,331	8.26%	15,168	4.00%	18,960	5.00%
Bank of Florida – Southeast	27,342	7.48%	14,620	4.00%	18,276	5.00%
Bank of Florida – Tampa Bay	17,656	15.27%	4,625	4.00%	5,782	5.00%

2005
Total capital (to risk weighted assets)
Consolidated	$72,228	13.37%	$43,206	8.00%	$—	N/A
Bank of Florida – Southwest	32,308	10.96%	23,587	8.00%	$29,483	10.00%
Bank of Florida	24,600	13.49%	14,584	8.00%	$18,229	10.00%
Bank of Florida – Tampa Bay	7,603	11.76%	5,170	8.00%	6,463	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$56,625	10.48%	$21,603	4.00%	$—	N/A
Bank of Florida – Southwest	24,795	8.41%	11,793	4.00%	17,690	6.00%
Bank of Florida	17,060	9.36%	7,292	4.00%	10,938	6.00%
Bank of Florida – Tampa Bay	7,053	10.91%	2,585	4.00%	3,878	6.00%
Tier 1 capital (to average assets) – leverage ratio
Consolidated	$56,625	10.28%	$22,026	4.00%	$—	N/A
Bank of Florida – Southwest	24,795	8.73%	11,364	4.00%	14,205	5.00%
Bank of Florida	17,060	8.35%	8,174	4.00%	10,217	5.00%
Bank of Florida – Tampa Bay	7,053	10.77%	2,620	4.00%	3,275	5.00%

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

The Company was considered well capitalized as of December 31, 2006 and 2005. Management is not aware of any events or circumstances that have occurred since December 31, 2006 that would change the Company’s capital category.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 18—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Companys’ balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In addition, large portions of the commitments are scheduled to be participated to other financial institutions. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. These standby letters of credit are secured by real estate with a fair value of $1,088,000, Lines of Credit totaling $759,000 million and $1,260,000 in DDA and Certificates of Deposits maintained by the Company.

The Companys’ exposure to off-balance sheet financial risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk (In Thousands):

	Contract Amount
	2006	2005
Unfunded commitments under lines of credit	$215,912	$149,380
Standby letters of credit	4,404	2,345
Commitments to extend credit	41,851	99,767

The Company does not currently have any financial guarantees which must be disclosed pursuant to the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 19—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 19—FAIR VALUES OF FINANCIAL INSTRUMENTS (Cont’d)

The following tables present the estimates of fair value of financial instruments as of December 31 (In Thousands):

	2006
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$27,744	$27,744
Securities held to maturity	25	25
Securities available for sale	41,699	41,699
Loans held for sale	1,103	1,103
Net loans held for investment	774,674	772,785
FHLB stock	3,319	3,319
Accrued interest receivable	4,416	4,416
Financial liabilities:
Deposits	691,180	738,725
Subordinated debt	11,000	11,000
Federal Home Loan Bank advances	42,500	42,578
Accrued interest payable	972	972
Off-balance-sheet financial instruments	—	—

	2005
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$50,117	$50,117
Securities held to maturity	25	25
Securities available for sale	18,597	18,597
Loans held for sale	1,323	1,323
Net loans held for investment	480,796	476,997
Restricted securities	918	918
Accrued interest receivable	2,196	2,196
Financial liabilities:
Deposits	495,080	488,464
Subordinated debt	11,000	11,683
Federal Home Loan Bank advances	3,000	2,974
Accrued interest payable	352	352
Off-balance-sheet financial instruments	—	—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 20—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bank of Florida Corporation (parent company only) as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, is as follows (In Thousands):

BALANCE SHEETS

	December 31
	2006	2005
Assets:
Investment in and indebtedness of subsidiaries	$96,096	$53,502
Cash and due from banks	38,030	4,172
Premises and equipment	795	547
Deferred tax asset	340	1,081
Other assets	940	245

TOTAL ASSETS	$136,201	$59,547

Liabilities:
Accrued expenses and other liabilities	$696	$486

Stockholders’ equity:
Preferred stock	—	—
Common stock	96	59
Additional paid-in capital	139,854	66,066
Accumulated deficit	(4,551)	(6,870)
Accumulated other comprehensive income (loss)	106	(194)

TOTAL STOCKHOLDERS’ EQUITY	135,505	59,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,201	$59,547

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2006	2005	2004
Income:
Interest on investment securities and other	$736	$17	$32
Holding Company service fee income	5,199	3,183	—

TOTAL INCOME	5,935	3,200	32

Expenses:
Salaries and employee benefits	5,933	3,926	1,534
Occupancy	1,162	753	439
General operating	2,309	1,642	1,305

TOTAL EXPENSES	9,404	6,321	3,278

LOSS FROM OPERATIONS BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES	(3,469)	(3,121)	(3,246)
Income tax benefit	(1,208)	(974)	—

LOSS BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES	(2,261)	(2,147)	(3,246)
Equity in undistributed net income of subsidiaries	4,580	7,030	366

NET INCOME (LOSS)	2,319	4,883	(2,880)
Accumulated deficit:
Preferred stock dividends	—	(125)	(210)
Premiums paid on redemption/conversion of Preferred stock	—	(149	—
Beginning of year	(6,870)	(11,479)	(8,389)

End of year	$(4,551)	$(6,870)	$(11,479)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 20—CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,319	$4,883	$(2,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(4,580)	(7,030)	(366)
Depreciation and amortization	241	179	29
Accretion of investments, net	—	—	(32)
Amortization of intangible asset	—	—	10
Stock compensation expense	291	280	—
Deferred income taxes (benefit)	741	(975)	—
(Increase) Decrease in other assets	(695)	(80)	205
Increase in accrued expenses and other liabilities	401	200	273

NET CASH USED IN OPERATING ACTIVITIES	(1,282)	(2,543)	(2,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(23,018)	(6,324)	(19,606)
Proceeds from maturing securities	—	—	50,406
Purchase of securities available for sale	—	—	(50,374)
Purchase of premises and equipment	(489)	(270)	(485)

NET CASH USED IN INVESTING ACTIVITIES	(23,507)	(6,594)	(20,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	58,647	13,265	20,081
(Redemption) issuance of Series A preferred stock	—	(1,275)	3,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,647	11,990	23,481

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,858	2,853	661
Cash and cash equivalents:
Beginning of year	4,172	1,319	658

End of year	$38,030	$4,172	$1,319

NOTE 21—PROPOSED ACQUISITION

On August 29, 2006 the Company announced the execution of a definitive agreement with Old Florida Bankshares, Inc., a $287.9 million-asset bank holding company based in Fort Myers, Florida (“Old Florida”), by which Bank of Florida Corporation will acquire Old Florida by merging it into Bank of Florida Corporation’s and Old Florida’s subsidiary, Old Florida Bank, will be combined with those of Bank of Florida Corporation wholly-owned subsidiary Bank of Florida – Southwest. Under the terms of the definitive agreement, Old Florida’s shareholders may elect to receive either 1.7915 shares of the Company’s common stock, $38.50 per share in cash, or a combination of stock and cash. The value of the merger consideration will be approximately $82.6 million, consisting of approximately 3.1 million shares of the Company’s common stock and $16.5 million in cash, reflecting a mix of consideration of 80% common stock and 20% in cash. The pending acquisition of Old Florida Bank by Bank of Florida Corporation was approved at the December 18, 2006 Old Florida Bankshares, Inc. and the December 20, 2006 Bank of Florida Corporation shareholder meetings. Approval from the banking regulators is still pending. The transaction is expected to close in the Spring of 2007.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005 and 2004

NOTE 22—SEGMENT INFORMATION

Segment information for the Company as of and for the years ended December 31, 2006, 2005 and 2004 is as shown below. Other (*) includes consolidating eliminating entries and activity at the holding company level. Segment information is as follows (In Thousands):

For the Year Ended:	Bank of Florida – Southwest	Bank of Florida, Ft. Lauderdale	Bank of Florida – Tampa Bay	Bank of Florida Trust Company	* Other	Consolidated
December 31, 2006
Net interest income	$13,410	$13,122	$3,760	$81	$736	$31,109
Provision for loan losses	1,102	1,059	675	—	—	2,836
Noninterest income	852	696	105	2,589	—	4,242
Noninterest expense	5,868	8,141	3,125	2,046	9,405	28,585
Holding company servicing costs	2,572	1,844	680	103	(5,199)	—

Net income (loss) before income taxes (benefit)	4,720	2,774	(615)	521	(3,470)	3,930
Income taxes (benefit)	1,810	840	(101)	270	(1,208)	1,611

Net income (loss)	$2,910	$1,934	$(514)	$251	$(2,262)	$2,319

End of Year assets	$378,921	$415,121	$124,886	$3,142	$(38,968)	$883,102

Assets under advice	$—	$—	$—	$415,318	$—	$415,318

December 31, 2005
Net interest income	$9,411	$7,947	$1,700	$67	$18	$19,143
Provision for loan losses	961	518	424	—	—	1,903
Noninterest income	1,140	495	78	1,546	—	3,259
Noninterest expense	4,628	5,172	1,866	1,356	6,322	19,344

Holding company servicing costs	1,907	925	266	84	(3,182)	—

Net income (loss) before income tax benefit	3,055	1,827	(778)	173	(3,122)	1,155
Income tax benefit	$(966)	$(1,109)	$(424)	$(255)	$(974)	$(3,728)

Net income (loss)	$4,021	$2,936	$(354)	$428	$(2,148)	$4,883

End of Year assets	$304,156	$211,542	$64,488	$2,787	$(13,191)	$569,782

Assets under advice	$—	$—	$—	$390,002	$—	$390,002

December 31, 2004	—	—
Net interest income	$6,364	$3,304	$38	$67	$32	$9,805
Provision for loan losses	650	503	126	—	—	1,279
Noninterest income	902	211	—	1,063	—	2,176
Noninterest expense	5,433	3,189	605	1,077	3,278	13,582

Net income (loss)	$1,183	$(177)	$(693)	$53	$(3,246)	$(2,880)

End of Year assets	$246,862	$144,853	$33,404	$2,333	$(6,644)	$420,808

Assets under advice	$—	$—	$—	$202,138	$—	$202,138

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Date: March 2, 2007	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer

Date: March 2, 2007	By:	/s/ Tracy L. Keegan
Tracy Keegan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ Michael L. McMullan	President, Chief Executive	March 2, 2007
Michael L. McMullan	Officer, Director

/s/ Donald R. Barber	Director	March 2, 2007
Donald R. Barber

/s/ Joe B. Cox	Director	March 2, 2007
Joe B. Cox

/s/ Earl L. Frye	Chairman and Director	March 2, 2007
Earl L. Frye

/s/ H. Wayne Huizenga Jr.	Director	March 2, 2007
H. Wayne Huizenga, Jr.

/s/ John B. James	Director	March 2, 2007
John B. James

/s/ Edward. Kaloust	Director	March 2, 2007
Edward Kaloust

/s/ LaVonne Johnson	Director	March 2, 2007
LaVonne Johnson

/s/ Patricia L. Frost	Director	March 2, 2007
Patricia L. Frost

Signature	Title	Date

/s/ Harry K. Moon	Director	March 2, 2007
Harry K. Moon, MD

/s/ Michael T. Putziger	Director	March 2, 2007
Michael T. Putziger

/s/ Richard Rochon	Director	March 2, 2007
Richard Rochon

/s/ Ramon Rodriguez	Director	March 2, 2007
Ramon A. Rodriguez

/s/ Terry W. Stiles	Director	March 2, 2007
Terry W. Stiles