Form 10-Q
period 2007-03-31
BANK OF FLORIDA CORP
filed 2007-05-03
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

Commission File Number 000-50091

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

The number of shares outstanding of the Registrant’s common stock, as of April 30, 2007 was 12,676,944 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(In Thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$12,804	$17,770
Interest-bearing deposits due from other banks	310	3,491
Federal funds sold	23,462	6,483

TOTAL CASH AND CASH EQUIVALENTS	36,576	27,744

Securities held to maturity	25	25
Securities available for sale	39,465	41,699
Loans held for sale	755	1,103

Loans held for investment	830,440	782,507
Less: Allowance for loan losses	8,203	7,833

Net loans held for investment	822,237	774,674

Federal Home Loan Bank (“FHLB”) stock, at cost	4,748	3,319
Premises and equipment	7,439	7,304
Accrued interest receivable	4,135	4,416
Cash surrender value of life insurance	3,285	3,249
Deferred tax asset	3,719	3,589
Goodwill	11,392	11,325
Intangible assets, net	2,416	2,506
Other assets	2,547	2,149

TOTAL ASSETS	$938,739	$883,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$718,584	$691,180
Subordinated debt	11,000	11,000
Federal home loan bank advances	69,500	42,500
Accrued interest payable	875	972
Accrued expenses and other liabilities	1,752	1,945

TOTAL LIABILITIES	801,711	747,597

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at March 31, 2007 and December 31, 2006.	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006.	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 9,610,069 and 9,575,153 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	96	96
Additional paid-in capital	140,484	139,854
Accumulated deficit	(3,686)	(4,551)
Accumulated other comprehensive income	134	106

TOTAL STOCKHOLDERS’ EQUITY	137,028	135,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$938,739	$883,102

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(In Thousands, except share and per share data, unaudited)

	Three-months ended March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$16,013	$9,383
Interest on securities and other	616	213
Interest on federal funds sold	102	349

TOTAL INTEREST INCOME	16,731	9,945

INTEREST EXPENSE
Interest on deposits	6,650	3,499
Interest on subordinated debt	207	186
Interest on Federal Home Loan Bank advances	742	42

TOTAL INTEREST EXPENSE	7,599	3,727

NET INTEREST INCOME	9,132	6,218

PROVISION FOR LOAN LOSSES	576	606

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,556	5,612

NONINTEREST INCOME
Service charges and fees	468	306
Trust fees	716	612
Gain on sale of loans, net	76	181

TOTAL NONINTEREST INCOME	1,260	1,099

NONINTEREST EXPENSES
Salaries and employee benefits	4,558	3,322
Occupancy	1,145	865
Equipment rental, depreciation and maintenance	417	361
Data processing	595	431
Stationary, postage and office supplies	178	129
Professional fees	371	195
Advertising, marketing and public relations	239	226
Other	851	512

TOTAL NONINTEREST EXPENSES	8,354	6,041

INCOME BEFORE INCOME TAXES	1,462	670
Income taxes	597	270

NET INCOME	$865	$400

NET INCOME PER SHARE: BASIC	$0.09	$0.07

NET INCOME PER SHARE: DILUTED	$0.09	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	9,588,972	5,943,933

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	9,794,468	6,213,178

DIVIDENDS PER SHARE	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2006 and the Three-Months Ended March 31, 2007 (Unaudited)

(In Thousands, except share and per share data;)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)
	Shares	Amount				Total
Balance, December 31, 2005	5,943,783	$59	$66,066	$(6,870)	$(194)	$59,061

Net income	—	—	—	2,319	—	2,319
Exercise of stock options, warrants and other	68,152	1	803	—	—	804
Paid-in-capital from stock compensation expense	—	—	291	—	—	291
Tax benefit from stock options exercised	—	—	191	—	—	191
Common stock issued, net of offering cost of $3,970	2,875,000	29	57,814	—	—	57,843
Common stock issued in acquisition	688,218	7	14,689	—	—	14,696
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	300	300

Balance as of December 31, 2006	9,575,153	96	139,854	(4,551)	106	135,505
Net income	—	—	—	865	—	865
Exercise of stock options, warrants and other	34,916	—	452	—	—	452
Paid-in-capital from stock compensation expense	—	—	94	—	—	94
Tax benefit from stock options exercised	—	—	84	—	—	84
Changes in fair value on available for sale securities, net of tax	—	—	—	—	28	28

Balance as of March 31, 2007	9,610,069	$96	$140,484	$(3,686)	$134	$137,028

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, unaudited)	Three-months ended March 31,
	2007	2006
Net income	$865	$400
Other comprehensive income :
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of income taxes (benefit) of $17 and $(18) in 2007 and 2006, respectively.	28	(29)

Comprehensive income	$893	$371

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2007 and 2006

(In Thousands)

	(Unaudited) Three-Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$865	$400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	337
Provision for loan losses	576	606
Accretion of deferred loan fees and costs, net	(284)	(137)
Accretion of premiums and discounts on investments, net	(24)	6
Gain on sale of loans held for sale, net	(76)	(181)
Originations of loans held for sale	(14,710)	(35,144)
Proceeds from sale of loans held for sale	15,134	36,025
Amortization of intangible assets	90	10
Decrease (Increase) in accrued interest receivable	281	(329)
Deferred income taxes (benefit)	(147)	270
Increase in cash surrender value of bank-owned life insurance	(36)	(22)
Increase in other assets	(398)	(628)
Stock compensation expense	94	42
Increase in accrued interest payable	(97)	(17)
Increase in accrued expenses and other liabilities	(260)	(169)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,393	1,069

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(47,855)	(64,110)
Proceeds from maturing securities and principal payments on available-for-sale securities	2,303	250
Purchase of FHLB stock, net	(1,429)	(687)
Purchase of premises and equipment, net	(520)	(446)

NET CASH USED IN INVESTING ACTIVITIES	(47,501)	(64,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,404	40,112
Proceeds from FHLB Advances	128,750	21,000
Repayment of FHLB Advances	(101,750)	(11,000)
Tax benefit from exercise of common stock options and warrants	84	4
Net proceeds from issuance of common stock	452	11

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,940	50,127

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,832	(13,797)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,744	50,117

End of period	$36,576	$36,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,696	$3,744

Taxes	$90	$—

Noncash Transactions:
Unrealized holding loss on securities available-for-sale	$28	$(29)

Increase in accrued expense and other liabilities and Goodwill	$67	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—General

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

Bank of Florida Trust Company (the “Trust Company”) was incorporated under the laws of the State of Florida and offers investment management, trust administration, estate planning, and financial planning services. The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of March 31, 2007 and December 31, 2006, and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006, and the stockholders’ equity for the three and twelve months ended March 31, 2007 and December 31, 2006. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2007 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2007 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At March 31, 2007, there were 388,719 shares available for grant under the Plan.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

The total fair value of shares vested and recognized as compensation expense for the three months ended March 31, 2007 and 2006 was $76,000 and $101,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of March 31, 2007, the Company had 117,000 nonvested options outstanding and there was $1,234,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 31, 2011.

The Company has examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rates are based on U. S. Treasury notes in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividends payments.

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2007 was $11.64 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. There were no options granted during the quarter ended March 31, 2006.

	For the three months ended March 31,
	2007	2006
Expected dividend yield	—	—
Expected volatility	49.00%	—
Risk-free interest rate	4.69%	—
Expected life	7 years	—

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $75,000 and $5,600, respectively. Stock option activity during the three months ended March 31, 2007 was as follows (in thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2006	667,197	$15.40
Granted	69,900	20.50
Exercised	(19,183)	15.03
Forfeited	(200)	18.15

Balance, March 31, 2007	717,714	$15.91	7.2 years	$2,884

Exercisable, March 31, 2007	600,714	$15.14	6.7 years	$2,874

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At March 31, 2007 and December 31, 2006 warrants to purchase 226,146 and 241,879 common shares, respectively, at an average exercise price of $11.10 and $11.06, respectively, were outstanding. Of that amount, 210,946 and 226,679, respectively, were fully vested. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. Compensation expense totaling $17,900 and $42,200 was recognized during the three months ended March 31, 2007 and 2006, respectively in connection with certain of these warrants (in thousands, except per share data).

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 2006	241,879	$11.06
Granted	—	—
Exercised	(15,733)	10.38
Forfeited	—	—

Balance March 31, 2007	226,146	$11.10

NOTE 3—Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 provide companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

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

Components used in computing income per share for the three months ended March 31, 2007 and 2006, are summarized as follows (in thousands, except per share data):

	For the three months ended March 31,
	2007			2006
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Net income	$865	9,588,972	$0.09	$400	5,943,933	$0.07
Dilutive effect of stock options outstanding		144,847			182,592
Dilutive effect of warrants outstanding		60,649			86,653

Income available to common shareholders – diluted	$865	9,794,468	$0.09	$400	6,213,178	$0.06

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

The Company recorded $13.1 million in intangible assets, of which $1.7 million was allocated to the core deposit intangible. The principal factors considered when valuing the core deposit intangible consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The remaining intangible of $11.4 million, was allocated to goodwill.

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 and the year ended December 31, 2006, are as follows (in thousands):

Balance, January 1, 2006	$—
Acquired Goodwill, net	11,325

Balance, December 31, 2006	11,325
Adjustments to goodwill	67	*

Balance, March 31, 2007	$11,392

*	The adjustments to goodwill recorded during the first three months of 2007 include $80,000 adjustments in contract termination costs.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—Business Combination (cont’d)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments (in thousands):

Bristol Bank
Cash and due from banks	$2,332
Securities	23,556
Federal funds sold	4,522
Net loans	60,016
Other assets	1,979
Goodwill	11,392
Core deposit intangible	1,732

Total assets acquired	$105,529

Deposits	74,639
Federal Home Loan Bank advances	8,500
Other liabilities	795

Total liabilities assumed	83,934

Net assets acquired	$21,595

The Company’s results of operations includes the operations of Bristol Bank since the acquisition date. The following table presents unaudited proforma results for the Company and Bristol Bank for the three months ended March 31, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (in thousands, except per share amount).

Three months ended March 31, 2006
Total revenue	$12,546
Net income	$382
Basic income per share	$0.06
Diluted income per share	$0.06

For proforma information including the effect of the acquisition consummated after March 31, 2007, please see Note 10, “Subsequent Events – Acquisitions”.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Segment Information

The Company has five reportable segments: Bank of Florida—Southwest; Bank of Florida—Southeast; Bank of Florida—Tampa Bay; Bank of Florida Trust Company; and Bank of Florida Corporation, the parent corporation. The “Other” column includes inter-company elimination entries and activity at the bank holding company level. The following presents financial information of reportable segments as of and for the three-month periods ended March 31, 2007 and 2006 and December 31, 2006 (in thousands).

For the Three Months Ended:	Bank of Florida - Southwest	Bank of Florida - Southeast	Bank of Florida - Tampa Bay	Bank of Florida Trust Company	Other	Bank of Florida Corporation- Consolidated
March 31, 2007
Net interest income	$3,552	$4,035	$1,279	$24	$242	$9,132
Provision for loan losses	223	178	175	—	—	576
Noninterest income	165	346	33	716	—	1,260
Noninterest expense	1,609	2,830	907	475	2,533	8,354
Holding company servicing costs	712	710	210	27	(1,659)	—

Net income (loss) before income tax	1,173	663	20	238	(632)	1,462
Income tax expense (benefit)	438	258	16	94	(209)	597

Net income (loss)	$735	$405	$4	$144	$(423)	$865

End of period assets	$385,543	$423,372	$141,500	$3,277	$(14,953)	$938,739

Assets under advice	$—	$—	$—	$510,980	$—	$510,980

December 31, 2006
Net interest income	$3,641	$4,097	$1,216	$21	$247	$9,222
Provision for loan losses	157	349	228	—	—	734
Noninterest income	186	211	24	653	—	1,074
Noninterest expense	1,487	2,514	900	503	2,957	8,361
Holding company servicing costs	699	516	193	26	(1,434)	—

Net income (loss) before income taxes (benefit)	1,484	929	(81)	145	(1,276)	1,201
Income taxes (benefit)	555	357	(23)	59	(424)	524

Net income (loss)	$929	$572	$(58)	$86	$(852)	$677

End of period assets	$378,921	$415,121	$124,886	$3,142	$(38,968)	$883,102

Assets under advice	$—	$—	$—	$415,318	$—	$415,318

March 31, 2006
Net interest income	$2,865	$2,671	$644	$19	$19	$6,218
Provision for loan losses	235	259	112	—	—	606
Noninterest income	298	163	26	612	—	1,099
Noninterest expense	1,416	1,690	574	503	1,858	6,041
Holding company servicing costs	608	424	147	25	(1,204)	—

Net income (loss) before income taxes (benefit)	904	461	(163)	103	(635)	670
Income taxes (benefit)	342	177	(59)	41	(231)	270

Net income (loss)	$562	$284	$(104)	$62	$(404)	$400

End of period assets	$309,549	$232,978	$75,777	$2,746	$(914)	$620,136

Assets under advice	$—	$—	$—	$415,318	$—	$415,318

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Loans Held For Investment

The following table sets forth the composition of the loan portfolio at March 31, 2007 and December 31, 2006 (in thousands).

	March 31, 2007	December 31, 2006
Real estate:
Commercial real estate	$275,268	$241,931
Real estate—construction	316,602	303,950
One-to-four family residential	90,662	93,298
Multi-family	23,449	26,530

Total Real Estate Loans	705,981	665,709
Commercial Loans	74,843	66,087
Lines of credit	38,841	39,127
Consumer loans	11,984	12,835

Total Gross loans held for investment	831,649	783,758
Less: allowance for loan losses	(8,203)	(7,833)
Less: unamortized loan fees, net	(1,209)	(1,251)

Total loans held for investment, net	$822,237	$774,674

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. The following is a summary of information pertaining to impaired and nonaccrual loans (In Thousands):

	March 31, 2007	December 31, 2006
Impaired loans without a valuation allowance	$1,321	$3,824
Impaired loans with a valuation allowance	2,935	2,606

Total impaired loans	4,256	6,430

Valuation allowance related to impaired loans	$146	$130
Total nonaccrual loans	$1,942	$213
Total loans ninety days or more past due and still accruing	$1,513	$462

	Three Months Ending March 31,
	2006	2005
Average investment in impaired loans	$5,343	$789
Interest income recognized on impaired loans	$100	$6
Income that would have been recognized on non-accrual loans in accordance with their original terms	$23	$2

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Loans Held For Investment (cont’d)

The following table represents the activity in the allowance for loan losses during the three months ended March 31, 2007 and 2006 (in thousands).

	March 31,
	2007	2006
Beginning balance	$7,833	$4,603
Provision for loan losses	576	606
Charge-offs	(213)	(154)
Recoveries	7	—

Ending balance	$8,203	$5,055

NOTE 8—Goodwill and Other Intangible Assets

In connection with the acquisition of Bristol Bank, the Company recorded $11.3 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2011 is $216,000, $242,000, $198,000, $162,000 and $133,000, respectively.

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

The changes in the carrying amount of other intangible assets for the three months ended March 31, 2007 and the year ended December 31, 2006, are as follows (in thousands):

	As of March 31, 2007			As of December 31, 2006
Identifiable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$1,732	$(192)	$1,540	$1,732	$(112)	$1,620
Other Intangibles	974	(98)	876	974	(88)	886

Total	$2,706	$(290)	$2,416	$2,706	$(200)	$2,506

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 10—Subsequent Event – Acquisition

On April 24, 2007, the Company completed the acquisition of Old Florida Bankshares, Inc., (“Old Florida”) in Ft. Myers, Florida, by merging Old Florida into the Company’s wholly-owned subsidiary, Bank of Florida – Southwest. The acquisition of Old Florida meets one of our strategic objectives to expand into the rapidly-growing Lee County marketplace. Old Florida shareholders are entitled to receive either 1.7915 shares of the Company’s common stock for each share of Old Florida held, $38.50 per share in cash, or a combination of stock and cash. The Company issued a total of 3,042,558 shares of common stock and cash consideration of approximately $16.5 million representing total consideration of $72.7 million.

The Company recorded acquired net assets of $26.8 million and is in the process of performing a fair value analysis of all assets acquired and liabilities assumed as of the acquisition date, including the core deposit intangible.

The following table presents unaudited proforma results for the three months ended March 31, 2007 and 2006 and includes the operations of the Company, Bristol Bank and Old Florida Bankshares, Inc. However, the following proforma does not include the fair value amortization adjustments related to the Old Florida Bankshares fair value analysis which has not yet been completed. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (in thousands, except per share data).

	Three months ended March 31, 2007	Three months ended March 31, 2006
Total revenue	$23,313	$18,213
Net income	$1,420	$1,098
Basic income per share	$0.14	$0.15
Diluted income per share	$0.14	$0.14

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$16,731	$16,227	$14,299	$11,858	$9,945
Total interest expense	7,599	7,005	5,967	4,521	3,727

Net interest income before provision for loan losses	9,132	9,222	8,332	7,337	6,218
Provision for loan losses	576	734	840	656	606

Net interest income after provision for loan losses	8,556	8,488	7,492	6,681	5,612
Noninterest income	1,260	1,074	1,062	1,006	1,099
Noninterest expense	8,354	8,361	7,418	6,764	6,041

Net income before income taxes	1,462	1,201	1,136	923	670
Income taxes	597	524	447	370	270

Net income	$865	677	689	553	400

Share Data:
Basic income per share	$0.09	$0.07	$0.08	$0.07	$0.07
Diluted income per share	0.09	0.07	0.07	0.07	0.06
Weighted-average shares outstanding —basic	9,588,972	9,569,452	9,149,185	7,390,499	5,943,933
Weighted-average shares outstanding —diluted	9,794,468	9,804,949	9,397,872	7,648,394	6,213,178
Total shares outstanding	9,610,069	9,575,153	9,563,703	8,871,444	5,944,533
Book value per common share (period end)	14.26	14.15	14.06	13.35	10.01

Balance Sheet Data:
Total assets	$938,739	883,102	$850,096	$756,267	$620,136
Total cash and cash equivalents	36,576	27,744	48,457	91,040	36,320
Interest-earning assets	899,205	838,626	789,695	728,062	588,641
Investment securities	39,490	41,724	41,995	42,316	18,319
Loans, net	831,195	783,610	728,610	607,612	551,078
Allowance for loan losses	8,203	7,833	7,094	5,666	5,055
Intangible assets	13,808	13,831	13,225	906	915
Deposit accounts	718,584	691,180	660,443	593,561	535,192
Other borrowings	80,500	53,500	50,500	42,000	24,000
Stockholders’ equity	137,028	135,505	134,463	118,444	59,485

Performance Ratios:
Return on average assets	0.38%	0.31%	0.35%	0.32%	0.26%
Return on average common stockholders’ equity	2.53	2.01	2.20	2.48	2.77
Interest-rate spread during the period	3.24	3.41	3.47	3.85	3.77
Net interest margin	4.25	4.44	4.46	4.60	4.43
Efficiency ratio[1]	80.39	81.21	78.97	81.08	82.57

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.99%	1.00%	0.97%	0.93%	0.92%
Allowance for loan losses to nonperforming loans	418.28	1160.26	954.12	—	11121.59
Net charge-offs to average loans	0.10	0.00	0.00	0.03	0.12
Nonperforming assets to period end total assets	0.21	0.08	0.09	—	0.01

Capital and Liquidity Ratios:
Average equity to average assets	14.93%	15.53%	16.05%	12.96%	9.53%
Leverage (4.00% required minimum)	13.38	13.95	15.58	17.01	9.46

Risk-based capital:
Tier 1	13.23%	13.97%	15.09%	16.87%	9.35%
Total	15.35	16.19	17.38	19.29	11.97
Average loans held for investment to average deposits	115.63	112.83	108.00	100.35	97.65

Trust Assets Under Advice:
Total assets under advice	$510,980	415,318	$381,371	$384,154	$409,092
Trust fee income	716	653	659	666	612
Trust fees as a % of average assets under advice (annualized)	0.62%	0.66%	0.69%	0.69%	0.60%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bank of Florida Corporation incorporated in Florida in September 1998, is a $938.7 million financial services company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

Our corporate vision is to be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with state-of-the-art products and services and to focus lending on commercial real estate properties in the $1 million to $10 million size range.

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest) and Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida—Southeast). The Bank of Florida—Tampa Bay which opened in November 2004, serves the Hillsborough and Pinellas County market. The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

Total Assets grew to $938.7 million at March 31, 2007, up $55.6 million or 6.3% from December 31, 2006, primarily as a result of loan growth. Loans climbed $47.6 million or 6.1% during the first three months of this year, while total deposits increased $27.4 million to $718.6 million. The excess of loan over deposit growth during the first quarter was largely funded with on-balance sheet liquidity via reduction in average overnight investments and increased borrowings from the Federal Home Loan Bank. Book value per share rose to $14.26, up $0.11 over the last three months.

The Company realized first quarter net income of $865,000, or $0.09 per diluted share, up 116.3% over the same period last year. Earnings per diluted share were $0.09, a 50% increase compared to the same period in 2006 with nearly 3.6 million in higher average shares outstanding. Our net interest margin narrowed 18 basis points from first quarter 2006 to 4.25%, reflective of intense deposit competition and maturing certificates of deposit repricing at higher rates driven by Federal Reserve actions in the first half of last year.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $63.0 million at March 31, 2007, an increase of $14.7 million or 30.6% over that held at December 31, 2006.

Federal Funds sold totaled $23.5 million at March 31, 2007, an increase of $17.0 million from December 31, 2006. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first three months of 2007 was 5.32%, up 83 basis points compared to the first three months of 2006.

Conversely, securities available for sale totaled $39.5 million, a decrease of $2.2 million from the level held at December 31, 2006. The Company holds one bond for $25,000 that was classified as held to maturity at March 31, 2007 and December 31, 2006. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at March 31, 2007 or December 31, 2006.

Loans

Total gross loans, including loans held for sale, totaled $831.2 million at March 31, up $47.6 million or 6.1% for the first three months of 2007. Construction loans, largely secured by commercial real estate, totaled $316.6 million (38.1% of total loans) at March 31, 2007, up $12.7 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $30.3 million and also total 35.9% of total loans outstanding, while commercial and industrial loans climbed $8.8 million to approximately 9.0% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $91.4 million (11.0% of total loans), down $3.0 million from year-end, primarily the result of the sale of $ 15.1 million of residential loans into the secondary market during the first quarter. Consumer lines of credit and installment and other loans declined slightly to $38.8 million (4.7% of total loans) and $12.0 million (1.3% of total loans), respectively.

Asset quality

The Company’s asset quality continues to be strong, with nonperforming loans (nonaccrual and 90+ days past due) totaling $1.9 million at March 31, 2007. Of that amount, $1.5 million was a single loan at our Tampa Bay affiliate and $442,000 was attributable to a loan acquired in the Bristol Bank transaction. Both loans are fully collateralized and no loss is anticipated. Nonperforming loans as a percent of loans outstanding decreased from 0.09% at December 31, 2006, to 0.06% as of March 31, 2007. Thirty-to-ninety day delinquent loans were $796,000 or 0.10% of loans outstanding at March 31, 2007, an improvement of $1.1 million in total loan delinquencies. There were $206,000 in net charge-offs for the first three months of 2007, resulting in net charge-offs to average loans of 0.10%. These levels compare to 0.12% in net charge-offs for the first three months of 2006.

Deposits

Total deposits rose $27.4 million or 4.0% during the first quarter of 2007 to $718.6 million. Average core deposits, which exclude all CDs, rose $15 million or 4% in the past 90 days, with strong growth in money market accounts (up $21 million or 8% on average) more than offsetting a modest decline in demand deposit and NOW accounts. The latter reflects intense competition for business operating accounts and declines in balances of customers whose business reflects reduced real estate closings in the Company’s service areas, including title companies and attorneys.

The annualized average rate paid on total interest bearing deposits during the first three months of 2007 was 4.41%, an increase of 120 basis points compared to the first quarter last year. This increase resulted primarily from the higher interest rate environment under which we currently operate and in competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At March 31, 2007 borrowings totaled $80.5 million, an increase of $27.0 million compared to December 31, 2006. Total borrowings at March 31, 2007, consisted of $11.0 million in subordinated debt and $69.5 million in FHLB Advances compared to $11.0 million and $42.5 million, respectively, at the end of 2006. All of the Company’s borrowings are long-term with maturities ranging from May 2007 through December 2015.

Stockholders’ equity

Total stockholders’ equity was $137.0 million at March 31, 2007, a $1.5 million increase since December 31, 2006. Book value per share was $14.26 at March 31 while the tangible book value per share was $12.82. The Company’s Tier 1 leverage ratio decreased 57 basis points to 13.38% at March 31, 2007, primarily as a result of the rapid loan growth during the quarter, but still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2007 Compared to First Quarter 2006

Consolidated net income for the first quarter of 2007 totaled $865,000, an increase of $465,000 or 116.3% compared to first quarter 2006. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus Noninterest income, excluding net securities gains/losses) climbed $3.1 million or 42%, primarily driven by $2.9 million greater net interest income, resulting from $302.8 million or 53.2% growth in earning assets.

The strong $3.1 million increase in top-line revenue against a $2.3 million or 38.3% increase in noninterest expense produced continued favorable operating leverage resulting in an efficiency ratio for the quarter of 80.4%. The increase in noninterest expense was comprised of $908,000 pertaining to the Miami-Dade market (the majority of which began with the acquisition of Bristol Bank in August 2006), with the remaining attributable to $318.6 million or 51.4% asset growth since March 31, 2006. The provision for loan losses remained fairly level to the same period last year at $576,000, representative of continued strong asset quality despite loan growth during the quarter of $47.6 million.

Net interest income

Net interest income in the first quarter totaled $9.1 million, up $2.9 million or 46.9% greater than the first quarter of 2006. This improvement in net interest income is primarily due to an $80.4 million increase in net interest-earning assets which resulted in a $3.2 million increase in net interest income. Conversely, an 18 basis point decline in the net interest margin to 4.25% resulted in a $281,000 decrease in net interest income. The spread between the yield on earning assets and cost of interest-bearing liabilities also narrowed when comparing first quarter 2007 versus first quarter 2006. Although the yield on earning assets increased 70 basis points over the same period last year to 7.78%, continued pressures from a rising rate environment as interest bearing liabilities repriced during the quarter resulted in a 123 basis point increase in the cost of funds to 4.54%.

The tables on the following page represent, for the three-month periods indicated, certain information related to our average interest earning assets and interest bearing liabilities and the annualized average yields on assets and annualized average costs of liabilities.

Noninterest income

Noninterest income was $1.3 million in the first quarter of 2007, a $161,000 or 14.6% increase over the same quarter last year. This increase was primarily the result of a steady improvement in trust revenues. First quarter 2007 trust fees were $716,000 compared to $612,000 for the first quarter of the prior year. Over the past twelve months, assets under advice have grown $101.9 million or 24.9% to $511.0 million at March 31st. Service charges and other fee income also increased $162,000 over the first quarter of 2006. These improvements more than offset the $105,000 reduction in gain on sale of loans in the secondary market.

Noninterest expense

Noninterest expense totaled $8.4 million for the first quarter of 2007 compared to $6.0 million for the comparable quarter last year. This increase reflected a 38.3% or $2.3 million increase compared to first quarter 2006. Slightly more than half or $1.2 million of the increase over the same period last year occurred in personnel expense, caused by additions to staff in support of the Company’s rapid growth and the additional staff required as a result of the acquisition of Bristol Bank in August 2006. Approximately $336,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease and utilities costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases, which are attributable to the fast growth of the Company, occurred in the areas of data processing expense ($164,000), professional fees for legal, accounting and consulting fees ($176,000), stationary, postage and office supplies ($48,000), seminars, travel and entertainment ($103,000), and amortization of intangible assets ($80,000).

Provision and Allowance for Loan Losses

The first quarter provision for loan losses was $576,000, down $30,000 (5%) from first quarter 2006. At March 31, 2007, the loan loss allowance was 0.99% of total loans and 4.2 times the level of nonperforming loans. The Company experience 0.10% of net charge-offs to average loans totaling $206,000 in during the first quarter of 2007.

Average Balance Sheet and Rate and Volume Variance Analysis

	For the Three-Months Ended March 31,
(dollars in thousands)	2007			2006
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans	$817,302	$16,013	7.95%	$517,854	$9,383	7.35%
Securities[1]	45,295	590	5.28%	19,490	206	4.29%
Federal funds sold	7,775	102	5.32%	31,540	349	4.49%
Interest-bearing deposits [2]	1,987	26	5.31%	722	7	3.93%

Total interest-earning assets	872,359	16,731	7.78%	569,606	9,945	7.08%

Noninterest-earning assets	42,416			37,341

Total Assets	$914,775			$606,947

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$43,185	77	0.72%	$52,070	66	0.51%
Money market accounts	287,962	3,129	4.41%	171,589	1,233	2.91%
Savings	4,040	10	1.00%	4,509	13	1.17%
Time deposit	276,188	3,434	5.04%	214,018	2,187	4.14%

Total Interest-bearing Deposits	611,375	6,650	4.41%	442,186	3,499	3.21%
Subordinated debt	11,000	207	7.63%	11,000	186	6.86%
FHLB Advances	57,010	742	5.28%	3,856	42	4.42%

Total interest-bearing liabilities	$679,385	7,599	4.54%	$457,042	3,727	3.31%

Noninterest-bearing deposits	95,461			88,111
Other liabilities	3,347			3,935
Stockholders’ equity	136,582			57,859

Total Liabilities & Stockholders’ Equity	$914,775			$606,947

Net interest income		$9,132			$6,218

Interest-rate spread			3.24%			3.77%
Net interest margin			4.25%			4.43%
Ratio of average interest-bearing liabilities to average earning assets		77.9%			80.2%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS):

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$5,867	$763	$6,630
Securities[1]	336	48	384
Federal funds sold	(312)	65	(247)
Interest-bearing deposits	17	2	19

Total interest income	5,908	878	6,786

Increase (decrease) in interest expense:
Interest bearing checking	(16)	27	11
Money market accounts	1,265	631	1,896
Savings deposits	(1)	(2)	(3)
Time deposits	773	474	1,247
Subordinated debt	—	21	21
FHLB Advances	692	8	700

Total interest expense	2,713	1,159	3,872

Total change in net interest income	$3,195	$(281)	$2,914

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

At March 31, 2007, the Company had $69.5 million in outstanding borrowings from the FHLB of its present $118.5 million line, and there was $29.8 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified for the FHLB line, total borrowings from the FHLB could be as high as $175.9 million based on a maximum of 20% of the Bank of Florida—Southwest and Bank of Florida – Southeast bank’s assets and 10% of Bank of Florida – Tampa Bay bank’s assets as of March 31, 2007.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. At March 31, 2007, the Banks exceeded their regulatory liquidity requirements.

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

The Company and subsidiary Banks were all considered well capitalized as of March 31, 2007. The Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio was 13.38%, 13.23% and 15.35%, respectively as of March 31, 2007.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2007, follows (in thousands):

Contract Amount
Standby letters of credit	$4,534
Undisbursed lines of credit	$168,669
Commitments to extend credit	$113,944

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company has not engaged in, and accordingly has no risk related to, trading accounts, commodities, foreign exchange, hedging activities, interest rate derivatives or interest rate swaps. Our market risk arises primarily from interest rate risk inherent in its lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflect changes in market prices and rates, can be found in note 19 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe there have been no significant changes in our market risk exposure since December 31, 2006.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance and could cause actual results for fiscal 2006 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bank of Florida Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bank of Florida Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bank of Florida Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bank of Florida Corporation concluded that, subject to the limitations noted below, Bank of Florida Corporation’s disclosure controls and procedures(as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2006. The Company acquired Bristol Bank on August 24, 2006, and excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Bristol’s internal control over financial reporting, with associated assets of $92.6 million and total revenue of $1.9 million generated by Bristol that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bank of Florida Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits which are denominated by an (j.) were previously filed as part of a Form 10-KSB filed with the SEC on March 30, 2005. The exhibits that are denominated by an (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Form 8-K filed with the SEC on August 29, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on May 4, 2006. The exhibits that are denominated by a (p.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2006. The exhibits that are denominated by a (q.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
m.2.1	Agreement and Plan of Merger to acquire Old Florida Bank dated August 28, 2006

k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

q.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

n.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan, dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman, dated as of May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman, dated as of July 30, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

q.10.15	Change in Control Agreement of Roberto Pelaez, dated January 2007

o.10.17	Change in Control Agreement of Sharon I. Hill, dated March 21, 2006

p.10.18	Change in Control Agreement of Tracy L. Keegan, dated July 24, 2006

10.19	Change in Control Agreement of Larry W. Johnson dated April 24, 2007

Exhibit Number	Description of Exhibit
j.14.1	Code of Ethical Conduct

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: May 1, 2007	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2007	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial and Accounting Officer)