Form 10-Q
period 2007-06-30
BANK OF FLORIDA CORP
filed 2007-08-09
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the Registrant’s common stock, as of July 31, 2007 was 12,769,131 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006

(In Thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$24,235	$17,770
Interest-bearing deposits due from other banks	2,847	3,491
Federal funds sold	7,012	6,483

TOTAL CASH AND CASH EQUIVALENTS	34,094	27,744

Securities held to maturity	50	25
Securities available for sale	42,240	41,699
Loans held for sale	1,735	1,103

Loans held for investment	1,104,641	782,507
Less: Allowance for loan losses	11,804	7,833

NET LOANS HELD FOR INVESTMENT	1,092,837	774,674

Restricted securities, Federal Home Loan Bank stock, at cost	6,178	3,319
Premises and equipment	24,118	7,304
Accrued interest receivable	5,686	4,416
Cash surrender value of life insurance	3,315	3,249
Deferred tax asset	5,571	3,589
Goodwill	59,462	11,325
Intangible asset	3,684	2,506
Other assets	2,014	2,149

TOTAL ASSETS	$1,280,984	$883,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$970,296	$691,180
Subordinated debt	16,000	11,000
Federal home loan bank advances	94,798	42,500
Accrued interest payable	1,442	972
Accrued expenses and other liabilities	2,416	1,945

TOTAL LIABILITIES	1,084,952	747,597

Stockholders’ Equity:
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively		—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,726,131 and 9,575,153 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	128	96
Additional paid-in capital	198,858	139,854
Accumulated deficit	(2,446)	(4,551)
Accumulated other comprehensive income (loss)	(508)	106

TOTAL STOCKHOLDERS’ EQUITY	196,032	135,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,280,984	$883,102

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six-Months Ended June 30, 2007 and 2006

(In Thousands, except share and per share data, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2007	2006	2007	2006
INTEREST INCOME

Interest and fees on loans	$20,409	$11,048	$36,422	$20,430
Interest on securities and other	674	310	1,290	525
Interest on federal funds sold	168	500	270	849

TOTAL INTEREST INCOME	21,251	11,858	37,982	21,804

INTEREST EXPENSE
Interest on deposits	8,706	4,143	15,356	7,643
Interest on subordinated debt	277	200	484	386
Interest on Federal Home Loan Bank advances	1,136	178	1,878	220

TOTAL INTEREST EXPENSE	10,119	4,521	17,718	8,249

NET INTEREST INCOME	11,132	7,337	20,264	13,555

PROVISION FOR LOAN LOSSES	624	656	1,200	1,262

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,508	6,681	19,064	12,293

NONINTEREST INCOME
Service charges and fees	524	240	992	546
Trust fees	723	666	1,439	1,277
Gain on sale of loans, net	54	100	130	282

TOTAL NONINTEREST INCOME	1,301	1,006	2,561	2,105

NONINTEREST EXPENSES
Salaries and employee benefits	5,466	3,708	10,024	7,030
Occupancy	1,379	965	2,524	1,830
Equipment rental, depreciation and maintenance	551	381	968	742
Data processing	623	482	1,218	913
Stationary, postage and office supplies	197	172	375	302
Professional fees	390	219	761	414
Advertising, marketing and public relations	151	176	390	402
Other	988	661	1,839	1,172

TOTAL NONINTEREST EXPENSES	9,745	6,764	18,099	12,805

INCOME BEFORE INCOME TAXES	2,064	923	3,526	1,593

Income taxes	824	370	1,421	640

NET INCOME	$1,240	$553	$2,105	$953

NET INCOME PER SHARE: BASIC	$0.10	$0.07	$0.20	$0.14

NET INCOME PER SHARE: DILUTED	$0.10	$0.07	$0.19	$0.14

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six-Months Ended June 30, 2007 (unaudited)

(In Thousands, except share and share data;)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income /(Loss)	Total
	Shares Issued	Amount
Balance as of December 31, 2006	9,575,153	$96	$139,854	$(4,551)	$106	$135,505
Net income	—	—	—	2,105	—	2,105
Exercise of stock options & warrants	107,696	1	1,282	—	—	1,283
Tax benefit from stock options exercised	—	—	89	—	—	89
Adjustments to additional paid-in-capital from stock compensation expense	—	—	188	—	—	188
Common stock issued in acquisition	3,043,282	31	57,445	—	—	57,476
Changes in fair value on available for sale securities, net of tax	—	—	—	—	(614)	(614)

Balance, June 30, 2007	12,726,131	$128	$198,858	$(2,446)	$(508)	$196,032

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2007	2006	2007	2006
Net income	$1,240	$553	$2,105	$953
Other comprehensive income :
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the Period, net of income tax benefit of $393, $42, $370 and $59, respectively	(642)	(69)	(614)	(98)

Comprehensive income	$598	$484	$1,491	$855

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2007 and 2006

(In Thousands)

	(unaudited)
	Six-Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,105	$953
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	886	698
Provision for loan losses	1,200	1,262
Accretion of deferred loan fees and costs, net	(472)	(354)
Amortization of premiums and discounts on investments, net	(54)	8
Gain on sale of loans held for sale, net	(130)	(282)
Proceeds from sale of loans held for sale	41,698	53,714
Originations of loans held for sale	(42,200)	(52,109)
Amortization of intangible assets	222	19
Increase in accrued interest receivable	(235)	(721)
Deferred income taxes (benefit)	—	640
Increase in bank-owned life insurance	(66)	(45)
Decrease (Increase) in other assets	323	(897)
Stock compensation expense	188	95
(Decrease) Increase in accrued interest payable	(27)	268
(Decrease) Increase in accrued expenses and other liabilities	(3,716)	353

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(278)	3,602

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(104,669)	(121,010)
Proceeds from maturing securities and principal payments on available-for-sale securities	4,097	498
Net cash acquired in business acquisition	11,834
Purchase of securities available-for-sale	—	(24,357)
(Purchase) Redemption of restricted securities, net	(2,328)	(1,634)
Sale of securities available-for-sale	16,142	—
Purchase of premises and equipment, net	(2,223)	(931)

NET CASH USED IN INVESTING ACTIVITIES	(77,147)	(147,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,405	98,481
Takedown of Advances	248,750	86,000
Repayment of Advances	(196,752)	(58,000)
Tax benefits from exercise of stock options and warrants	89	159
Net proceeds from issuance of common stock	1,283	58,115

NET CASH PROVIDED BY FINANCING ACTIVITIES	83,775	184,755

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,350	40,923
CASH AND CASH EQUIVALENTS:
Beginning of period	27,744	50,117

End of period	$34,094	$91,040

(Continued)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Six-Months Ended June 30, 2007 and 2006

(In Thousands)

	(unaudited)
	Six-Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17,248	$7,981

Income Taxes	$950	$—

Noncash Transactions:
Unrealized holding loss on securities available-for-sale, net of income tax benefit	$(614)	$(98)

Increase in accrued expenses, other liabilities and goodwill	$75	—

Acquisition of Financial Institution:

Fair value of investment securities acquired	$21,734

Fair value of premises and equipment acquired	$15,477

Fair value of loans acquired	$214,222

Core deposit intangible	$1,400

Goodwill	$48,062

Fair value of other assets acquired	$3,442

Fair value of deposit liabilities assumed	$248,711

Fair value of FHLB advances and subordinated debentures assumed	$5,300

Fair value of other liabilities assumed	$4,684

Common stock issued	$57,476

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Basis of Presentation:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of June 30, 2007 and December 31, 2006, and the results of operations for the three and six-month periods ended June 30, 2007 and 2006, the cash flows for the six months ended June 30, 2007 and 2006, and the stockholders’ equity for the six months ended June 30, 2007.

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida—Southeast, and Bank of Florida – Tampa Bay (collectively referred to as the “Banks”), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated. The Company operates as one reportable segment, Banking and Related Services. Prior period segment disclosures have been reclassified.

The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2006 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2007 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2007 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Stock-based Compensation:

In 2000, the Company adopted the 1999 Stock Option Plan (the Plan) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares. In no event, however, would the number of reserved shares ever exceed 1,000,000 shares. The 2006 Stock compensation Plan authorized 12% of common shares issued after April 3, 2006 plus 58,154 shares, which were available for grant under the 2005 plan and was approved by shareholders on June 8, 2006.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

This plan provides for the grant of the following: options to purchase common stock; restricted shares of common stock (which may be subject to both grant and forfeiture conditions) (“Restricted Stock”); units (which are a contractual right for a recipient to receive shares of Restricted Stock at a certain date or upon the occurrence of a certain event); and stock appreciation rights (entitling the grantee to receive the difference in value between the

NOTE 2—Stock-based Compensation (Cont’d)

underlying common stock on the date of exercise and the value of such stock on the date of grant) (“SARS”), which may be either freestanding or granted in tandem with an option. Options to purchase common stock may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQOs”) which are not intended to satisfy the requirements of Section 422 of the Code.

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At June 30, 2007, there were 759,646 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended June 30, 2007 and 2006 was $94,000 and $20,000, respectively. The total fair value of shares vested and recognized as compensation expense for the six-months ended June 30, 2007 and 2006 was $188,000 and $19,700, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of June 30, 2007, the Company had 117,000 nonvested options outstanding and there was $1,053,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through April 24, 2012.

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

The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2007 was $18.80 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	49.32%	47.00%	49.02%	47.00%
Risk free interest rate	4.54%	4.97%	4.68%	4.97%
Expected life	7 years	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (Cont’d)

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $302,000 and $23,600, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $377,000 and $29,000, respectively. Stock option activity during the period was as follows:

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2006	667,197	$15.40
Granted	73,150	20.43
Exercised	(65,437)	13.06
Forfeited	(2,646)	22.73

Balance, June 30, 2007	672,264	$16.12	7.0	$1,960

Exercisable, June 30, 2007	549,156	$15.17	6.5	$1,957

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At June 30, 2007 and December 31, 2006 warrants to purchase 199,620 and 241,879 common shares, respectively, at an average exercise price of $11.25 and $11.06, respectively, were outstanding. Of that amount, 184,420 and 226,679, respectively, were fully vested. Compensation expense totaling $37,000 and $71,000 was recognized during the six months ended June 30, 2007 and 2006, respectively in connection with certain of these warrants and options.

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE WARRANT PRICE PER SHARE
Balance December 31, 2006	241,879	$11.06
Granted	—	—
Exercised	(42,259)	10.14
Forfeited	—	—

Balance, June 30, 2007	199,620	$11.25

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“FAS 159”). FAS 159 provide companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity makes that election within the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

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

NOTE 4—Income Per Common Share:

Basic income per share represents net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Income Per Common Share (Cont’d)

Components used in computing income per share for the three months ended June 30, 2007 and 2006, are summarized as follows ($ in thousands, except share data):

	For the three months ended June 30,
	2007			2006
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Income available to common shareholders – basic	$1,240	11,894,845	$0.10	$553	7,390,499	$0.07
Dilutive effect of stock options outstanding		117,922			183,993
Dilutive effect of warrants outstanding		47,565			73,902

Income available to common shareholders – diluted	$1,240	12,060,332	$0.10	$553	7,648,394	$0.07

Components used in computing income per share for the six months ended June 30, 2007 and 2006, are summarized as follows ($ in thousands, except share data):

	For the six months ended June 30,
	2007			2006
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Income available to common shareholders – basic	$2,105	10,748,279	$0.20	$953	6,671,212	$0.14
Dilutive effect of stock options outstanding		134,145			183,623
Dilutive effect of warrants outstanding		50,124			73,891

Income available to common shareholders – diluted	$2,105	10,932,548	$0.19	$953	6,928,726	$0.14

During the three and six months ended June 30, 2007, certain stock options were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

	Three-months ended June 30,	Six-months ended June 30,
Number of Shares	248,635	246,135
Weighted Average Exercise Price	$21.85	$21.89

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—Business Combinations

On April 24, 2007, the Company completed the acquisition of Old Florida Bankshares, Inc., (“Old Florida”) in Fort Myers, Florida, by combining the operations of Old Florida’s subsidiary, Old Florida with the Company’s wholly-owned subsidiary, Bank of Florida – Southwest. The acquisition of Old Florida meets one of our strategic objectives to expand into the adjacent county marketplace. Old Florida shareholders were entitled to receive either 1.7915 shares of the Company’s common stock for each share of Old Florida held, $38.50 per share in cash, or a combination of stock and cash. The Company issued a total of 3,043,282 shares of common stock and cash consideration of approximately $16.0 million representing total consideration of $73.4 million.

The Company recorded $49.5 million in intangible assets, of which $1.4 million was allocated to the core deposit intangible. This core deposit intangible is being amortized on a double declining balance basis over ten years. The remaining intangible of $48.1 million was allocated to goodwill. On August 25, 2006, the Company completed the acquisition of Bristol Bank (“Bristol”) in Coral Gables, Florida, by merging Bristol into the Company’s wholly-owned subsidiary, Bank of Florida – Southeast. The acquisition of Bristol Bank provided the Company entry into the dynamic Coral Gables market. The Coral Gables/Miami-Dade County demographics are expected to compliment the Company’s premium private-banking brand and entrepreneurial business model. The Company issued a total of 688,218 shares of common stock and cash consideration of approximately $6.8 million representing total consideration of $21.6 million.

The Company recorded $13.1 million in intangible assets, of which $1.7 million was allocated to the core deposit intangible. The principal factors considered when valuing the core deposit intangible consist of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The remaining intangible of $11.4 million was allocated to goodwill.

The Company recorded acquired net assets of $73.4 million for Old Florida and $21.6 million for Bristol. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments (in thousands):

	Old Florida	Bristol Bank
Cash and due from banks	$4,432	$2,332
Securities	21,734	23,556
Federal funds sold	23,341	4,522
Net loans	214,222	60,016
Other assets	18,919	1,979
Goodwill	48,062	11,400
Core deposit intangible	1,400	1,732

Total assets acquired	$332,110	$105,537

Deposits	248,711	74,639
Federal Home Loan Bank advances	5,300	8,500
Other liabilities	4,684	795

Total liabilities assumed	258,695	83,934

Net assets acquired	$73,415	$21,603

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—Business Combinations (Cont’d)

The Company’s results of operations include the operations of Old Florida and Bristol since the acquisition date. The following table presents unaudited proforma results for the Company, Old Florida and Bristol for the three and six months ended June 30, 2007 and 2006. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred on January 1, for the periods presented (in thousands, except per share amount).

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Total revenue (1)	$23,817	$20,681	$47,251	$39,101
Net income	1,248	1,158	2,795	2,456
Basic income per share	0.10	0.10	0.22	0.24
Diluted income per share	0.10	0.10	0.22	0.23

(1)	Total revenue consists of net interest income plus noninterest income

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

Balance, December 31, 2006	$11,325
Acquired Goodwill, net	48,062
Adjustments to goodwill	75	*

Balance, June 30, 2007	$59,462

*	The adjustments to goodwill recorded during the first six months of 2007 consists primarily of contract termination costs.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Goodwill and Other Intangible Assets

Acquisition of Bristol Bank and Old Florida Bankshares Inc.

In connection with the acquisition of Bristol Bank, the Company recorded $11.3 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2011 is $140,000, $242,000, $198,000, $162,000 and $133,000, respectively. In connection with the acquisition of Old Florida, the Company recorded $48.1 million in goodwill and $1.4 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2011 is $130,000, $224,000, $183,000, $149,000 and $122,000, respectively.

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

The changes in the carrying amount of other intangible assets for the six months ended June 30, 2007 and the year ended December 31, 2006, are as follows (in thousands):

	As of June 30, 2007			As of December 31, 2006
Identifiable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$3,132	$(314)	$2,818	$1,732	$(112)	$1,620
Other Intangibles	974	(108)	866	974	(88)	886

Total	$4,106	$(422)	$3,684	$2,706	$(200)	$2,506

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
		(Dollars In Thousands, except per share data.)
Statement of Income Data:
Total interest income	$21,251	$16,731	$16,227	$14,299	$11,858
Total interest expense	10,119	7,599	7,005	5,967	4,521

Net interest income before provision for loan losses	11,132	9,132	9,222	8,332	7,337
Provision for loan losses	624	576	734	840	656

Net interest income after provision for loan losses	10,508	8,556	8,488	7,492	6,681
Noninterest income	1,301	1,260	1,074	1,062	1,006
Noninterest expense	9,745	8,354	8,361	7,418	6,764

Net income before tax	2,064	1,462	1,201	1,136	923
Income tax expense	824	597	524	447	370

Net income	$1,240	865	677	689	553

Share Data:
Basic income per share	$0.10	$0.09	$0.07	$0.08	$0.07
Diluted income per share	0.10	0.09	0.08	0.07	0.07
Weighted-average shares outstanding – basic	11,894,312	9,588,972	9,569,452	9,149,185	7,390,499
Weighted-average shares outstanding – diluted	12,059,799	9,794,468	9,804,949	9,397,872	7,648,394
Total shares outstanding	12,726,131	9,610,069	9,575,153	9,563,703	8,871,444
Book value per common share (period end)	15.40	14.26	14.15	14.06	13.35

Balance Sheet Data:
Total assets	$1,280,984	$938,739	$883,102	$850,096	$756,267
Total cash and cash equivalents	34,094	36,576	27,744	48,457	91,040
Interest-earning assets	1,164,703	899,205	838,626	789,695	728,062
Investment securities	42,290	39,490	41,724	41,995	42,316
Loans	1,106,375	831,195	783,610	728,610	607,612
Allowance for loan losses	11,804	8,203	7,833	7,094	5,666
Intangible assets	63,146	13,808	13,831	13,225	906
Deposit accounts	970,296	718,584	691,180	660,443	593,561
Other borrowings	110,798	80,500	53,500	50,500	42,000
Stockholders’ equity	196,032	137,028	135,505	134,463	118,444

Performance Ratios:
Return on average assets	0.42%	0.38%	0.31%	0.35%	0.32%
Return on average common stockholders’ equity	2.75	2.53	2.01	2.20	2.48
Interest-rate spread during the period	3.21	3.24	3.41	3.47	3.85
Net interest margin	4.10	4.25	4.44	4.46	4.60
Efficiency ratio [1]	78.38	80.39	81.21	78.97	81.08

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.07%	0.99%	1.00%	0.97%	0.93%
Allowance for loan losses to nonperforming loans	237.58	418.28	1160.26	954.12	—
Net charge-offs to average loans	0.00	0.10	0.0	0.00	0.03
Nonperforming assets to period end total assets	0.39	0.21	0.08	0.09	—

Capital and Liquidity Ratios:
Average equity to average assets	15.26%	14.93%	15.53%	16.05%	12.96%
Leverage (4.00% required minimum)	11.59	13.38	13.95	15.58	17.01

Risk-based capital:
Tier 1	10.57%	13.23%	13.97%	15.09%	16.87%
Total	12.84	15.35	16.19	17.38	19.29
Average loans held for investment to average deposits	114.74	115.63	112.83	108.00	100.35

Trust Assets Under Advice:
Total assets under advice	$514,192	$510,980	$415,318	$381,371	$384,154
Trust fee income	722	716	653	659	666
Trust fees as a % of average assets under advice (annualized)	0.56%	0.62%	0.66%	0.69%	0.69%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance and could cause actual results for fiscal 2007 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bank of Florida Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.3 billion financial services company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks.

Our corporate vision is to achieve $2.0 billion in assets within the next two years, excluding acquisitions, and be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with current products and services and to focus lending on commercial real estate properties in the $1 million to $10 million size range.

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida - Southwest), Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida - Southeast), and Hillsborough and Pinellas Counties in the Tampa Bay area (served by Bank of Florida – Tampa Bay). The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114, and large groups of smaller balance homogeneous loans evaluated based on historical loss experience adjusted for qualitative factors.

EXECUTIVE SUMMARY

Total Assets grew to $1.3 billion at June 30, 2007, up $398 million or 45% from December 31, 2006, as a result of loan growth and the acquisition of Old Florida. Loans climbed $322 million or 41% during the first six months of this year, while total deposits increased $279 million to $970 million. The excess of loan over deposit growth during the first quarter was largely funded with on-balance sheet liquidity via reduction in average overnight investments and increased borrowings from the Federal Home Loan Bank. Book value per share rose to $15.40, up $1.25 over the last six months.

The Company realized second quarter net income of $1.2 million, up 124% over the same period last year. Earnings per share were $0.10, a 43% increase compared to the same period in 2006 with nearly 4.5 million in higher average shares outstanding. Our net interest margin decreased 50 basis points from second quarter 2006 to 4.10%, reflective of fair market value adjustments associated with the Old Florida acquisition, intense deposit competition and maturing certificates of deposit repricing at higher rates.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $49.3 million at June 30, 2007, an increase of $1.1 million or 1% over that held at December 31, 2006.

Federal Funds sold totaled $7.0 million at June 30, 2007, an increase of $0.5 million from December 31, 2006. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first six months of 2007 was 5.04%, up 28 basis points compared to the first six months of 2006.

Conversely, securities available for sale totaled $42.2 million, a decrease of $0.5 million from the level held at December 31, 2006. The Company holds 2 bonds for $50,000 that were classified as held to maturity at June 30, 2007, an increase of $25,000 from December 31, 2006. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at June 30, 2007 or December 31, 2006.

Loans

Total gross loans, including loans held for sale, totaled $1.1 billion at June 30, 2007, up $322.8 million or 41.1% ($115.8 million or 14.8% excluding the Old Florida acquisition) for the first six months of 2007. Construction loans, largely secured by commercial real estate, totaled $410.7 million (37.2% of total loans) at June 30, 2007, up $106.8 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $152.9 million and also total 38.1% of total loans outstanding, while commercial and industrial loans climbed $22.7 million to approximately 8.0% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $125.3 million (11.3% of total loans), up $30.9 million from year-end, primarily the result of the acquisition of Old Florida. Consumer lines of credit and installment and other loans increased by $5.2 million (4.0% of total loans) and $3.1 million (1.4% of total loans), respectively.

Asset quality

The Company’s asset quality continues to be strong, with nonperforming loans (nonaccrual and 90+ days past due) totaling $5.0 million at June 30, 2007, including $4.8 million from the Old Florida acquisition, none of which the Company believes it has any loss exposure. Approximately 50% of the Old Florida total nonperforming loans represent a single commercial real estate loan that is fully collateralized. Nonperforming loans as a percent of loans outstanding increased from 0.09% at December 31, 2006, to 0.45% as of June 30, 2007. Thirty-to-ninety day delinquent loans were $755,000 or 0.07% of loans outstanding at June 30, 2007, an improvement of $1.0 million total loan delinquencies. There were $202,000 in net charge-offs for the first six months of 2007, resulting in net charge-offs to average loans of 0.04%. These levels compare to 0.07% in net charge-offs for the first six months of 2006.

Deposits

Total deposits rose $279.1 million or 40% during the first six months of 2007 to $970.3 million. Average core deposits, which exclude all CDs, rose $89.4 million or 26.7% in the past 90 days, with strong growth in money market accounts (up $62.4 million or 21.7% on average).

The annualized average rate paid on total interest bearing deposits during the first six months of 2007 was 4.44%, an increase of 110 basis points compared to the first six months last year. This increase resulted primarily from the higher interest rate environment under which we currently operate and in competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At June 30, 2007 borrowings totaled $110.8 million, an increase of $57.3 million compared to December 31, 2006. Total borrowings at June 30, 2007, consisted of $16.0 million in subordinated debt and $94.8 million in FHLB Advances compared to $11.0 million and $42.5 million, respectively, at the end of 2006. The maturities of the Company’s borrowings range from March 2008 through May 2017.

Stockholders’ equity

Total stockholders’ equity was $196 million at June 30, 2007, a $60.5 million increase since December 31, 2006. Book value per share was $15.40 at June 30 while the tangible book value per share was $10.44. The Company’s Tier 1 leverage ratio decreased 236 basis points to 11.59% at June 30, 2007, primarily as a result of the rapid loan growth during the quarter, but still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2007 Compared to Second Quarter 2006

Consolidated net income for the second quarter of 2007 totaled $1.2 million, an increase of $687,000 or 124% compared to second quarter 2006. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus Noninterest income, excluding net securities gains/losses) climbed $4.1 million or 49%, primarily driven by $3.8 million greater net interest income, resulting from $436.7 million or 60% growth in earning assets and a 50 basis point decrease in the net interest margin to 4.10%.

The strong $4.1 million increase in top-line revenue against a $3.0 million or 44% increase in noninterest expense produced continued favorable operating leverage. Consequently, the Company’s efficiency ratio improved 2.0 percentage points since the second quarter of 2006.

Net interest income

Net interest income in the second quarter totaled $11.1 million, up $3.8 million or 52.1% greater than the second quarter of 2006. This improvement is due to $68.8 million increase in net interest earning assets, which resulted in a $4.5 million increase in net interest income. A 50 basis point decline in net interest margin to 4.10% resulted in a $0.7 million decrease in net interest income. The spread between yield on interest earning assets and cost of funds narrowed when comparing second quarter 2007 to second quarter 2006. Yield on interest earning assets increased 40 basis points to 7.84% while cost of funds increased 100 basis points due to continued competitive pricing on deposits.

Noninterest income

Noninterest income was $1.3 million in the second quarter; a $295,000 or 29.2% increase over the second quarter 2006. This increase was primarily the result of a increase of $284,000 or 118.3% in service charges and fees associated with the Old Florida acquisition that took place on April 24, 2007.

Noninterest expense

Noninterest expense totaled $9.7 million for the second quarter of 2007. Although this increase reflected a 44.1% or $3.0 million increase compared to second quarter 2006, the Company’s efficiency ratio has improved a substantial 270 basis points to 78.4%, reflecting significant positive operating leverage.

Slightly more than half or $1.8 million of the increase in second quarter 2007 expense over second quarter 2006 occurred in personnel expense, caused by additions to staff and greater incentive compensation expense. Approximately $584,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease and utilities costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly.

Provision and Allowance for Loan Losses

The second quarter provision for loan losses was $624,000, down $32,000 (5%) from second quarter 2006. At June 30, 2007, the loan loss allowance was 1.07% of total loans. There were $5.0 million, including the $4.8 million from the Old Florida acquisition, nonperforming loans as of June 30, 2007 and $4,000 in net recoveries during the second quarter, resulting in a ratio of net recoveries to average loans of 0.01%. All the above asset quality measures are consistent with the Company’s historic experience and compare very favorably to national peer bank levels.

Six-months Ended June 30, 2007 Compared to Six-months Ended June 30, 2006

Consolidated net income for the first half of 2007 totaled $2.1 million, a 121% improvement compared to the first six months of 2006. Top-line revenue climbed $7.2 million or 46%, primarily driven by $6.7 million greater net interest income, a result of $436.6 million or 60.0% growth in earning assets and a 50 basis point decrease in the net interest margin to 4.10%.

The strong $7.2 million increase in top-line revenue against a $5.3 million or 41.3% increase in noninterest expense produced continued favorable operating leverage. The bulk of the expense increase relates to personnel costs. The provision for loan losses decreased $62,000, representing consistent continued strong asset quality.

Net interest income

Net interest income for the first half of 2007 totaled $20.3 million, up $6.7 million or 50% greater than the first six months of 2006. This improvement in net interest income is due to a $74.3 million increase in net interest earning assets, which resulted in an increase of $7.8 million in net interest income. A 35 basis point decline in net interest margin to 4.17% resulted in a $1.1 million decrease in net interest income. The spread between the yield on interest earning assets narrowed when comparing the six months ended June 30, 2007 to six months ended June 30, 2006. Yield on interest earning assets increased 54 basis points to 7.81% while cost of funds increased 110 basis points due to continued competitive pricing on deposits.

In addition, total average interest earning assets increased $451.7 million to $1.1 billion for the first half of 2007 and total average interest bearing liabilities increased $404.0 million to $884.9 million. This positive growth in net earning assets of $91.3 million was reflective of the Company’s campaign to grow average noninterest bearing deposits which were $109.6 million for the first six months of 2007, an increase of $21.3 million compared to the same period last year.

Noninterest income

Noninterest income was $2.6 million in the first six months of 2007 a $456,000 or 21% increase over the comparable period of 2006. This increase was primarily the result of an increase of $446,000 or 82% in service charges and fees associated with the Old Florida acquisition that took place on April 24, 2007.

Noninterest expense

Noninterest expense totaled $18.1 million for the first six months of 2007. Although this increase reflected a 41% or $5.3 million increase compared to the same period of 2006, the Company’s efficiency ratio has improved 248 basis points to 78.4%, reflecting significant positive operating leverage.

A total of $3.0 million of the increase in noninterest expense between the two periods occurred in personnel expense, caused by additions to staff and greater incentive compensation expense. During the first six months of 2007 there were 38 additions to staff, bringing total full-time equivalent employees to 261. Approximately $921,000 of the increase is explained by higher occupancy and equipment-related expense due to additional space required for business expansion and the acquisition of Old Florida.

Provision and Allowance for Loan Losses

The provision for loan losses for the first six months of 2007 was $1.2 million, down $62,000 (5%) from the same period last year. There were $202,000 in net charge-offs during the first six months of 2007, resulting in a ratio of net charge-offs to average loans of 0.04% compared to 0.07% net charge-offs for the first half of 2006. There were $5.0 million in nonperforming loans, including the $4.8 million from the Old Florida acquisition, at June 30, 2007 compared to none at June 30, 2006. Loans thirty to eighty-nine days delinquent increased to $755,000 at June 30, 2007 from $623,000 at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, as well as their ability to raise additional funds by increasing liabilities. Asset liquidity is provided by cash and assets which are readily marketable, can be pledged, or will mature in the near future.

In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from the Holding Company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits, at less than projected levels and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

At June 30, 2007, the Company had $94.8 million in outstanding borrowings from the FHLB of its present $203.4 million line, and there was $29.8 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified with the Federal Home Loan Bank line, total lines with the FHLB could be as high as $258.1 million based on a maximum of 20% of the Bank of Florida - Southwest bank’s assets, 20% of the Bank of Florida - Southeast bank’s assets and 10% of Bank of Florida – Tampa Bay bank’s assets as of June 30, 2007.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. At June 30, 2007, the Banks exceeded their regulatory liquidity requirements.

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

The regulators define five classifications for measuring capital levels, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, however, regulatory approval is required to accept brokered (national market) deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

The Company and subsidiary Banks were all considered well capitalized as of June 30, 2007. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio was 11.59%, 10.57% and 12.84%, respectively as of June 30, 2007.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2007, follows (In thousands):

Contract Amount
Standby letters of credit	$5,514
Undisbursed lines of credit	$259,819
Commitments to extend credit	$136,721

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2006. The Company acquired Bristol Bank on August 24, 2006, and excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Bristol’s internal control over financial reporting, with associated assets of $92.6 million and total revenue of $1.9 million generated by Bristol that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006. The Company acquired Old Florida on April 24, 2007, with associated assets of $332 million and revenue of $6.6 million through the acquisition date. The Company plans to include Old Florida in our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the six months ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2007, the Company held its Annual Meeting of shareholders at which the following proposals were considered and acted upon:

PROPOSAL I – Election of the following directors, each for a one-year term:

Director	Votes For:	Votes Withheld:
Donald R. Barber	7,958,123	830,641
Joe B. Cox	8,040,040	45,731
H. Wayne Huizenga, Jr.	8,043,115	42,656
John B. James	8,018,925	66,846
LaVonne Johnson	7,295,241	790,530
Edward Kaloust	8,042,015	43,756
Michael L. McMullan	8,038,095	47,646
Harry K. Moon, M.D.	8,042,915	42,856
Michael T. Putziger	8,042,340	43,431
Ramon A. Rodriguez	7,368,205	717,566
Terry W. Stiles	7,200,608	885,163

PROPOSAL II – Ratification of the appointment of Hacker, Johnson & Smith, P.A. as Bank of Florida Corporation’s independent auditor for fiscal year ending December 31, 2007:

For	Against	Abstain
7,946,411	106,950	32,610

PROPOSAL III – Adjournment of the annual meeting

For	Against	Abstain
6,835,531	911,371	119,850

ITEM 5.	OTHER

On April 26, 2007, Pierce Neese was elected to Bank of Florida Corporation’s Board of Directors. Mr. Neese has over 30 years experience in commercial banking. Mr. Neese was a former director of Old Florida Bankshares, Inc. Mr. Neese has been Chairman of United Security Bank, with offices in Spartan and Woodstock, Georgia, where he has been since 1974.

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by a (h) were previously filed as part of a Form 10-Q filed on May 3, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on June 24, 2004, File No. 333-116833. The exhibits that are denominated by an (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (n.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on May 4, 2006. The exhibits that are denominated by a (p.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2006. The exhibits that are denominated by a (q.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

q.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

n.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

q.10.15	Change in Control Agreement of Roberto Pelaez dated January 2007

p.10.18	Change in Control Agreement of Tracy L. Keegan dated July 24, 2006

h.10.19	Change in Control Agreement of Larry W. Johnson dated April 24, 2007

10.10	Change in Control Agreement of Mark Manitz dated September 1, 2006

14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on June 20, 2007

14.2	Code of Ethics approved on June 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: August 7, 2007	By:	/s/ Michael L. McMullen
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2007	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial and Accounting Officer)