Form 10-Q
period 2007-09-30
BANK OF FLORIDA CORP
filed 2007-11-09
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the Registrant’s common stock, as of October 31, 2007 was 12,779,020 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006

(In Thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$15,462	$17,770
Interest-bearing deposits due from other banks	218	3,491
Federal funds sold	1,995	6,483

TOTAL CASH AND CASH EQUIVALENTS	17,675	27,744

Securities held to maturity	2,985	25
Securities available for sale	37,829	41,699
Loans held for sale	14,572	1,103

Loans held for investment	1,137,691	782,507
Less: Allowance for loan losses	11,754	7,833

NET LOANS HELD FOR INVESTMENT	1,125,937	774,674

Restricted securities, Federal Home Loan Bank stock, at cost	7,506	3,319
Premises and equipment	27,397	7,304
Accrued interest receivable	6,054	4,416
Cash surrender value of life insurance	3,347	3,249
Deferred tax asset	4,755	3,589
Goodwill	60,915	11,325
Intangible asset	3,536	2,506
Other assets	10,907	2,149

TOTAL ASSETS	$1,323,415	$883,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$985,149	$691,180
Subordinated debt	119,294	42,500
Federal home loan bank advances	16,000	11,000
Accrued interest payable	1,774	972
Accrued expenses and other liabilities	2,436	1,945

TOTAL LIABILITIES	1,124,653	747,597

Stockholders’ Equity:
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,779,020 and 9,575,153 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	129	96
Additional paid-in capital	199,478	139,854
Accumulated deficit	(839)	(4,551)
Accumulated other comprehensive income (loss)	(6)	106

TOTAL STOCKHOLDERS’ EQUITY	198,762	135,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,323,415	$883,102

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine-Months Ended September 30, 2007 and 2006

(In Thousands, except share and per share data, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2007	2006	2007	2006
INTEREST INCOME

Interest and fees on loans	$22,971	$13,151	$59,394	$33,582
Interest on securities and other	687	622	1,977	1,147
Interest on federal funds sold	69	526	339	1,374

TOTAL INTEREST INCOME	23,727	14,299	61,710	36,103

INTEREST EXPENSE

Interest on deposits	9,623	5,277	24,979	12,921
Interest on subordinated debt	1,185	213	1,669	597
Interest on Federal Home Loan Bank advances	965	477	2,842	698

TOTAL INTEREST EXPENSE	11,773	5,967	29,490	14,216

NET INTEREST INCOME	11,954	8,332	32,220	21,887

PROVISION FOR LOAN LOSSES	336	840	1,536	2,102

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,618	7,492	30,684	19,785

NONINTEREST INCOME
Service charges and fees	475	331	1,467	878
Trust fees	790	659	2,228	1,936
Gain (loss) on sale of loans, net	(2)	72	128	354

TOTAL NONINTEREST INCOME	1,263	1,062	3,823	3,168

NONINTEREST EXPENSES
Salaries and employee benefits	5,401	4,236	15,425	11,266
Occupancy	1,522	1,032	4,046	2,863
Equipment rental, depreciation and maintenance	643	421	1,612	1,163
Data processing	689	495	1,907	1,408
Stationary, postage and office supplies	274	176	648	478
Professional fees	280	145	1,043	559
Advertising, marketing and public relations	460	190	1,065	592
Other	951	723	2,574	1,894

TOTAL NONINTEREST EXPENSES	10,220	7,418	28,320	20,223

INCOME BEFORE INCOME TAXES	2,661	1,136	6,187	2,730

Income taxes	1,054	447	2,475	1,087

NET INCOME	$1,607	$689	$3,712	$1,643

NET INCOME PER SHARE: BASIC	$0.13	$0.08	$0.32	$0.22

NET INCOME PER SHARE: DILUTED	$0.12	$0.07	$0.32	$0.21

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine-Months Ended September 30, 2007 (unaudited)

(In Thousands, except share and share data;)

	Common Stock		Additional Paid-In Capital		Accumulated Comprehensive Income /(Loss)
	Shares Issued	Amount		Accumulated Deficit		Total
Balance as of December 31, 2006	9,575,153	$96	$139,854	$(4,551)	$106	$135,505
Net income	—	—	—	3,712	—	3,712
Exercise of stock options & warrants	160,589	2	1,513	—	—	1,515
Tax benefit from stock options exercised	—	—	397	—	—	397
Adjustments to additional paid-in-capital from stock compensation expense	—	—	269	—	—	269
Common stock issued in acquisition	3,043,282	31	57,445	—	—	57,476
Changes in fair value on available for sale securities, net of tax	—	—	—	—	(112)	(112)

Balance, September 30, 2007	12,779,020	129	199,478	(839)	(6)	198,762

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2007	2006	2007	2006
Net income	$1,607	$689	$3,712	$1,643
Other comprehensive income -
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the
Period, net of income taxes (benefit) of $308, $104, ($67) and $45, respectively	514	173	(112)	75

Comprehensive income	$2,121	$862	$3,600	$1,718

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2007 and 2006

(In Thousands)

	(unaudited) Nine-Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,712	$1,643
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,467	1,061
Provision for loan losses	1,536	2,102
Accretion of deferred loan fees and costs, net	(956)	(656)
Amortization of premiums and discounts on investments, net	(84)	(13)
Gain on sale of loans held for sale, net	(128)	(354)
Proceeds from sale of loans held for sale	47,819	70,202
Originations of loans held for sale	(61,160)	(70,889)
Amortization of intangible assets	369	29
Increase in accrued interest receivable	(603)	(970)
Deferred income taxes	144	928
Increase in bank-owned life insurance	(98)	(89)
Increase in other assets	(8,577)	(2,181)
Stock compensation expense	269	221
Increase in accrued interest payable	305	397
(Decrease) Increase in accrued expenses and other liabilities	(3,911)	1,903

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(19,896)	3,334

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(139,391)	(179,786)
Proceeds from maturing securities and principal payments on available-for-sale securities	6,570	23,442
Excess of assets acquired over liabilities assumed, net of cash acquired in Business acquisition	11,798	670
Purchase of securities available-for-sale	(163)	(23,691)
Purchase of restricted securities, net	(3,656)	(1,634)
Sale of securities available-for-sale	16,142	—
Purchase of premises and equipment, net	(5,137)	(1,379)

NET CASH USED IN INVESTING ACTIVITIES	(113,837)	(182,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,258	90,718
Takedown of Advances	603,215	86,000
Repayment of Advances	(526,721)	(58,000)
Tax benefits from exercise of stock options and warrants	397	159
Net proceeds from issuance of common stock	1,515	58,507

NET CASH PROVIDED BY FINANCING ACTIVITIES	123,664	177,384

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,069)	(1,660)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,744	50,117

End of period	$17,675	$48,457

	(Continued)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

For the Nine-Months Ended September 30, 2007 and 2006

(In Thousands)

	(unaudited) Nine-Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$28,688	$13,819

Income Taxes	$1,720	$100

Noncash Transactions:
Unrealized holding gain (loss) on securities available-for-sale, net of income taxes (benefit)	$(112)	$75

Acquisition of Financial Institution:
Fair value of investment securities acquired	$21,734	$23,556

Fair value of premises and equipment acquired	$16,423	$267

Fair value of loans acquired	$212,414	$60,602

Core deposit intangible	$1,400	$1,732

Goodwill	$49,509	$10,597

Fair value of other assets acquired	$3,073	$2,439

Fair value of deposit liabilities assumed	$248,711	$74,645

Fair value of FHLB advances and subordinated debentures assumed	$5,300	$8,500

Fair value of other liabilities assumed	$4,899	$749

Common stock issued	$57,476	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Basis of Presentation:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of September 30, 2007 and December 31, 2006, and the results of operations for the three and nine-month periods ended September 30, 2007 and 2006, the cash flows for the nine months ended September 30, 2007 and 2006, and the stockholders’ equity for the nine months ended September 30, 2007.

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

The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the condensed consolidated financial statements of the Company.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2007 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Stock-based Compensation:

In 2000, the Company adopted the 1999 Stock Option Plan (“1999 Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors and key employees. The 1999 Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares, with a limit of 1,000,000 shares. Following approval by the shareholders of the 2006 Stock Compensation Plan (“2006 Plan”) at the 2006 Annual Meeting, no further grants will be made under the 1999 Plan. The 2006 Plan authorized 12% of common shares issued after April 3, 2006 plus 58,154 shares, which were available for grant under the 1999 Plan.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (Cont’d)

The 2006 Plan provides for the grant of the following: options to purchase common stock; restricted shares of common stock (which may be subject to both grant and forfeiture conditions) (“Restricted Stock”); units (which are a contractual right for a recipient to receive shares of Restricted Stock at a certain date or upon the occurrence of a certain event); and stock appreciation rights (entitling the grantee to receive the difference in value between the underlying common stock on the date of exercise and the value of such stock on the date of grant) (“SARS”), which may be either freestanding or granted in tandem with an option. Options to purchase common stock may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQOs”) which are not intended to satisfy the requirements of Section 422 of the Code.

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The 2006 Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the 2006 Plan. Each stock option granted under the 2006 Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The 2006 Plan will terminate on June 8, 2016. At September 30, 2007, there were 770,193 shares available for grant under the 2006 Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended September 30, 2007 and 2006 was $70,800 and $100,500, respectively. The total fair value of shares vested and recognized as compensation expense for the nine-months ended September 30, 2007 and 2006 was $222,700 and $123,900, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of September 30, 2007, the Company had 111,000 nonvested options outstanding and there was $1,074,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through August 27, 2012.

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

The per share weighted-average fair value of stock options granted during the three months ended September 30, 2007 and 2006 was $8.96 and $11.68, and for the nine months ended September 30, 2007 and 2006 was $11.32 and $11.28 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	49.63%	40.00%	49.22%	37.00%
Risk free interest rate	4.65%	4.05%	4.67%	3.86%
Expected life	7 years	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (Cont’d)

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $0 and $6,700, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $377,000 and $35,700, respectively. Stock option activity during the period was as follows:

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM (years)	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2006	667,197	$15.40
Granted	86,650	19.71
Exercised	(65,437)	13.06
Forfeited	(33,718)	20.54

Balance, September 30, 2007	654,692	$15.94	6.7	1,553

Exercisable, September 30, 2007	543,798	$15.12	6.2	1,545

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At September 30, 2007 and December 31, 2006 warrants to purchase 146,731 and 241,879 common shares, respectively, at an average exercise price of $11.53 and $11.06, respectively, were outstanding. Of that amount, 131,531 and 226,679, respectively, were fully vested. Compensation expense totaling $46,000 and $97,000 was recognized during the nine months ended September 30, 2007 and 2006, respectively in connection with certain of these warrants and options.

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE WARRANT PRICE PER SHARE
Balance December 31, 2006	241,879	$11.06
Granted	—	—
Exercised	(95,148)	10.46
Forfeited	—	—

Balance, September 30, 2007	146,731	11.53

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement was effective January 1, 2007 and did not have a material effect on the Company’s consolidated financial statements.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 4—Income Per Common Share (Cont’d)

Components used in computing income per share for the three months ended September 30, 2007 and 2006, are summarized as follows ($ in thousands, except share data):

	For the three months ended September 30,
	2007			2006
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Income available to common shareholders – basic	$1,607	12,765,269	0.13	$689	9,149,185	$0.08
Dilutive effect of stock options outstanding		82,943			175,955
Dilutive effect of warrants outstanding		25,826			72,732

Income available to common shareholders – diluted	$1,607	12,874,038	0.12	$689	9,397,872	$0.07

Components used in computing income per share for the nine months ended September 30, 2007 and 2006, are summarized as follows ($ in thousands, except share data):

	For the nine months ended September 30,
	2007			2006
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Income available to common shareholders – basic	$3,712	11,427,997	0.32	$1,643	7,506,280	$0.22
Dilutive effect of stock options outstanding		129,559			184,394
Dilutive effect of warrants outstanding		32,545			72,980

Income available to common shareholders – diluted	$3,712	11,590,101	0.32	$1,643	7,763,654	$0.21

During the three and nine months ended September 30, 2007, certain stock options were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

	Three-months ended September 30,	Nine-months ended September 30,
Number of Shares	307,685	260,185
Weighted Average Exercise Price	$20.85	$21.68

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 5—Business Combinations

On April 24, 2007, the Company completed the acquisition of Old Florida Bankshares, Inc., (“Old Florida”) in Fort Myers, Florida, by combining the operations of Old Florida’s subsidiary, Old Florida Bank with the Company’s wholly-owned subsidiary, Bank of Florida – Southwest. The acquisition of Old Florida meets one of our strategic objectives to expand into the adjacent Lee County marketplace. Old Florida shareholders were entitled to receive either 1.7915 shares of the Company’s common stock for each share of Old Florida held, $38.50 per share in cash, or a combination of stock and cash. The Company issued a total of 3,043,282 shares of common stock and cash consideration of approximately $16.0 million representing total consideration of $73.4 million. The Company recorded $50.9 million in intangible assets, of which $1.4 million was allocated to the core deposit intangible. This core deposit intangible is being amortized on a double declining balance basis over ten years. The remaining intangible of $49.5 million was allocated to goodwill.

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

The Company recorded acquired net assets of $73.4 million for Old Florida and $21.6 million for Bristol. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments (in thousands):

	Old Florida	Bristol Bank
Cash and due from banks	$4,432	$2,332
Securities	21,734	23,556
Federal funds sold	23,341	4,522
Net loans	212,414	60,016
Other assets	19,496	1,979
Goodwill	49,509	11,400
Core deposit intangible	1,400	1,732

Total assets acquired	$332,326	$105,537

Deposits	248,711	74,639
Federal Home Loan Bank advances	5,300	8,500
Other liabilities	4,899	795

Total liabilities assumed	258,910	83,934

Net assets acquired	$73,416	$21,603

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 5—Business Combinations (Cont’d)

The Company’s results of operations include the operations of Old Florida and Bristol since the acquisition date. The following table presents unaudited proforma results for the Company, Old Florida and Bristol for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisitions had occurred on January 1, for the periods presented (in thousands, except per share amount).

	Three months ended September 30, 2006	For the Nine Months Ended, September 30,
		2007	2006
Total revenue (1)	$25,163	$72,157	$46,140

Net income	1,043	2,514	2,807

Basic income per share	0.08	0.20	0.25

Diluted income per share	0.08	0.20	0.24

(1)	Total revenue consists of interest income plus noninterest income

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

Balance, December 31, 2006	$11,325

Acquired Goodwill, net	49,509

Adjustments to goodwill	81	*

Balance, September 30, 2007	$60,915

*	The adjustments to goodwill recorded during the first nine months of 2007 consists primarily of contract termination costs.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(Unaudited)

NOTE 6—Goodwill and Other Intangible Assets

Acquisition of Bristol Bank and Old Florida Bankshares Inc.

In connection with the acquisition of Bristol Bank, the Company recorded $11.4 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2011 is $68,000, $242,000, $198,000, $162,000 and $133,000, respectively. In connection with the acquisition of Old Florida, the Company recorded $49.5 million in goodwill and $1.4 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2011 is $63,000, $224,000, $183,000, $149,000 and $122,000, respectively.

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

The changes in the carrying amount of other intangible assets for the nine months ended September 30, 2007 and the year ended December 31, 2006, are as follows (in thousands):

	As of September 30, 2007			As of December 31, 2006
Identifiable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$3,132	$(453)	$2,679	$1,732	$(112)	$1,620
Other Intangibles	974	(117)	857	974	(88)	886

Total	$4,106	$(570)	$3,536	$2,706	$(200)	$2,506

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006
	(Dollars In Thousands, except per share data.)
Statement of Income Data:
Total interest income	$23,727	$21,251	$16,731	$16,227	$14,299
Total interest expense	11,773	10,119	7,599	7,005	5,967

Net interest income before provision for loan losses	11,954	11,132	9,132	9,222	8,332
Provision for loan losses	336	624	576	734	840

Net interest income after provision for loan losses	11,618	10,508	8,556	8,488	7,492
Noninterest income	1,263	1,301	1,260	1,074	1,062
Noninterest expense	10,220	9,745	8,354	8,361	7,418

Net income before tax	2,661	2,064	1,462	1,201	1,136
Income tax expense	1,054	824	597	524	447

Net income	$1,607	1,240	865	677	689

Share Data:
Basic income per share	$0.13	$0.10	$0.09	$0.07	$0.08
Diluted income per share	0.12	0.10	0.09	0.08	0.07
Weighted-average shares outstanding —basic	12,765,269	11,894,312	9,588,972	9,569,452	9,149,185
Weighted-average shares outstanding —diluted	12,874,038	12,060,332	9,794,468	9,804,949	9,397,872
Total shares outstanding	12,779,020	12,726,131	9,610,069	9,575,153	9,563,703
Book value per common share (period end)	15.55	15.40	14.26	14.15	14.06

Balance Sheet Data:
Total assets	$1,323,415	$1,280,984	$938,739	$883,102	$850,096
Total cash and cash equivalents	17,675	34,094	36,576	27,744	48,457
Interest-earning assets	1,202,796	1,164,703	899,205	838,626	789,695
Investment securities	40,815	42,290	39,490	41,724	41,995
Loans	1,152,263	1,106,375	831,195	783,610	728,610
Allowance for loan losses	11,754	11,804	8,203	7,833	7,094
Intangible assets	64,451	63,146	13,808	13,831	13,225
Deposit accounts	985,149	970,296	718,584	691,180	660,443
Other borrowings	135,294	110,798	80,500	53,500	50,500
Stockholders’ equity	198,763	196,032	137,028	135,505	134,463

Performance Ratios:
Return on average assets	0.49%	0.42%	0.38%	0.31%	0.35%
Return on average common stockholders’ equity	3.27	2.75	2.53	2.01	2.20
Interest-rate spread during the period	3.23	3.21	3.24	3.41	3.47
Net interest margin	3.96	4.10	4.25	4.44	4.46
Efficiency ratio [1]	77.32	78.38	80.39	81.21	78.97

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.02%	1.07%	0.99%	1.00%	0.97%
Allowance for loan losses to nonperforming loans	206.32	237.58	418.28	1160.26	954.12
Net charge-offs to average loans	0.06	0.00	0.10	0.0	0.00
Nonperforming assets to period end total assets	0.54	0.39	0.21	0.08	0.09

Capital and Liquidity Ratios:
Average equity to average assets	14.86%	15.26%	14.93%	15.53%	16.05%
Leverage (4.00% required minimum)	10.42	11.59	13.38	13.95	15.58
Risk-based capital:
Tier 1	10.36%	10.57%	13.23%	13.97%	15.09%
Total	12.57	12.84	15.35	16.19	17.38
Average loans held for investment to average deposits	120.19	114.74	115.63	112.83	108.00

Trust Assets Under Advice:
Total assets under advice	$502,383	$514,192	$510,980	$415,318	$381,371
Trust fee income	790	722	716	653	659
Trust fees as a % of average assets under advice (annualized)	0.63%	0.56%	0.62%	0.66%	0.69%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.3 billion financial services company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks.

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

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest), Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida—Southeast), and Hillsborough and Pinellas Counties in the Tampa Bay area (served by Bank of Florida – Tampa Bay). The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

EXECUTIVE SUMMARY

Total Assets grew to $1.3 billion at September 30, 2007, up $404 million or 50% from December 31, 2006, as a result of loan growth and the acquisition of Old Florida. Loans climbed $369 million or 47% during the first nine months of this year, while total deposits increased $294 million to $985 million. The excess of loan over deposit growth during the first quarter was largely funded with on-balance sheet liquidity via a reduction in average overnight investments and increased borrowings from the Federal Home Loan Bank. Book value per share rose to $15.55, up $1.40 over the last nine months.

The Company realized third quarter net income of $1.6 million, up 133% over the same period last year. Earnings per share were $0.12, a 71% increase compared to the same period in 2006 with nearly 3.5 million in higher average shares outstanding. Our net interest margin decreased 50 basis points from third quarter 2006 to 3.96%, reflective of intense deposit competition and maturing certificates of deposit repricing at higher rates.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $42.8 million at September 30, 2007, a decrease of $5.4 million or 11% over that held at December 31, 2006.

Federal Funds sold totaled $2.0 million at September 30, 2007, a decrease of $4.5 million from December 31, 2006. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first nine months of 2007 was 3.67%, down 136 basis points compared to the first nine months of 2006.

Conversely, securities available for sale totaled $37.8 million, a decrease of $3.9 million from the level held at December 31, 2006. The Company holds several bonds totaling $3.0 million that were classified as held to maturity at September 30, 2007, an increase of almost $3.0 million from December 31, 2006. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at September 30, 2007 or December 31, 2006.

Loans

Total gross loans, including loans held for sale, totaled $1.2 billion at September 30, 2007, up $367.5 million or 47% in the first nine months of 2007. Construction loans, largely secured by commercial real estate, totaled $404.4 million (35.1% of total loans) at September 30, 2007, up $100.4 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $191.1 million and also total 39.9% of total loans outstanding, while commercial and industrial loans climbed $84.4 million to approximately 7.3% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $133.2 million (11.6% of total loans), up $38.7 million from year-end, primarily the result of the acquisition of Old Florida. Consumer lines of credit and installment and other loans increased by $8.9 million (4.2% of total loans) and $10.0 million (1.9% of total loans), respectively.

Asset quality

The Company’s asset quality continues to be strong, with nonperforming loans (nonaccrual and 90+ days past due) totaling $5.7 million at September 30, 2007, including $5.1 million from the Old Florida acquisition, none of which the Company believes represents any loss exposure. Approximately 50% of the Old Florida total nonperforming loans represent a single commercial real estate loan that is fully collateralized. Nonperforming loans as a percent of loans outstanding increased from 0.09% at December 31, 2006, to 0.49% as of September 30, 2007. Thirty-to-ninety day delinquent loans were $7.4 million or 0.64% of loans outstanding at September 30, 2007, an increase of $6.0 million total loan delinquencies, with one loan relationship representing 73% of loans thirty-to-ninety day delinquent. There were $361,000 in net charge-offs for the first nine months of 2007, resulting in net charge-offs to average loans of 0.05%. These levels compare to 0.07% in net charge-offs for the first nine months of 2006.

Deposits

Total deposits rose $293.9 million or 42.5% during the first nine months of 2007 to $985.1 million. Average core deposits, which exclude all CDs, decreased $45.4 million or 7.8% in the past 90 days due to a decrease in money market accounts (down $33.7 million or 7.3% on average).

The annualized average rate paid on total interest bearing deposits during the first nine months of 2007 was 4.46%, an increase of 84 basis points compared to the first nine months last year. This increase resulted primarily from the higher interest rate environment under which we currently operate and in competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At September 30, 2007 borrowings totaled $135.3 million, an increase of $81.8 million compared to December 31, 2006. Total borrowings at September 30, 2007, consisted of $16.0 million in subordinated debt and $119.3 million in FHLB Advances compared to $11.0 million and $42.5 million, respectively, at the end of 2006. The maturities of the Company’s borrowings range from March 2008 through July 2017.

Stockholders’ equity

Total stockholders’ equity was $198.8 million at September 30, 2007, a $63.2 million increase since December 31, 2006. Book value per share was $15.55 at September 30 while the tangible book value per share was $10.51. The Company’s Tier 1 leverage ratio decreased 117 basis points to 10.42% at September 30, 2007, primarily as a result of the rapid loan growth during the quarter, but still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2007 Compared to Third Quarter 2006

Consolidated net income for the third quarter of 2007 totaled $1.6 million, an increase of $918,000 or 133% compared to third quarter 2006. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) climbed $3.8 million or 41%, primarily driven by $3.6 million greater net interest income, resulting from $456.1 million or 61.5% growth in average earning assets and a 50 basis point decrease in the net interest margin to 3.96%.

The strong $3.8 million increase in top-line revenue against a $2.8 million or 38% increase in noninterest expense produced continued favorable operating leverage of 77.32%

Net interest income

Net interest income in the third quarter totaled $12.0 million, up $3.6 million or 43.5% greater than the third quarter of 2006. This improvement is due to $15.5 million increase in net average interest earning assets, which resulted in a $4.5 million increase in net interest income. The spread between yield on interest earning assets and cost of funds narrowed when comparing third quarter 2007 to third quarter 2006. Yield on interest earning assets increased 20 basis points to 7.85% while cost of funds increased 44 basis points due to continued competitive pricing on deposits.

Noninterest income

Noninterest income was $1.3 million in the third quarter; a $201,000 or 18.9% increase over the third quarter 2006. This increase was primarily the result of a $144,000 increase or 43.5% in service charges and fees associated with the Old Florida acquisition that took place on April 24, 2007.

Noninterest expense

Noninterest expense totaled $10.2 million for the third quarter of 2007. Although this increase reflected a 37.8% or $2.8 million increase compared to third quarter 2006, the Company’s efficiency ratio has improved 165 basis points to 77.32%, reflecting significant positive operating leverage.

Slightly less than half or $1.2 million of the increase in third quarter 2007 expense over third quarter 2006 occurred in personnel expense, caused by additions to staff and greater incentive compensation expense. Approximately $712,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease and utilities costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly.

Provision and Allowance for Loan Losses

The third quarter provision for loan losses was $336,000, down $504,000 (60%) from third quarter 2006. At September 30, 2007, the loan loss allowance was 1.02% of total loans. There were $5.7 million, including the $5.1 million from the Old Florida acquisition, nonperforming loans as of September 30, 2007 and $158,500 in net charge-offs during the third quarter, resulting in a ratio of net charge-offs to average loans of 0.06%. All the above asset quality measures are consistent with the Company’s historic experience and compare very favorably to national peer bank levels.

Nine-months Ended September 30, 2007 Compared to Nine-months Ended September 30, 2006

Consolidated net income for the first nine months of 2007 totaled $3.7 million, a 126% improvement compared to the first nine months of 2006. Top-line revenue climbed $11.0 million or 44%, primarily driven by $10.3 million greater net interest income, a result of $413.1 million or 52.3% growth in earning assets and a 41 basis point decrease in the net interest margin to 4.09%.

The strong $11.0 million increase in top-line revenue against an $8.1 million or 40.0% increase in noninterest expense produced continued favorable operating leverage. The bulk of the expense increase relates to personnel costs. The provision for loan losses decreased $566,000, representing consistent continued strong asset quality.

Net interest income

Net interest income for the first nine months of 2007 totaled $32.2 million, up $10.3 million or 47% greater than the first nine months of 2006. This improvement in net interest income is due to a $50.3 million increase in net average interest earning assets, which resulted in an increase of $12.1 million in net interest income. A 41 basis point decline in net interest margin to 4.09% resulted in a $1.7 million decrease in net interest income. The spread between the yield on interest earning assets narrowed when comparing the nine months ended September 30, 2007 to nine months ended September 30, 2006. Yield on interest earning assets increased 40 basis points to 7.82% while cost of funds increased 83 basis points to 4.59% due to continued competitive pricing on deposits.

In addition, total average interest earning assets increased $403.0 million to $1.1 billion for the first nine months of 2007 and total average interest bearing liabilities increased $352.7 million to $858.1 million. This positive growth in net earning assets of $50.3 million was reflective of the Company’s campaign to grow average noninterest bearing deposits which were $102.4 million for the first nine months of 2007, an increase of $14.9 million compared to the same period last year.

Noninterest income

Noninterest income was $3.8 million in the first nine months of 2007 a $655,000 or 21% increase over the comparable period of 2006. This increase was primarily the result of an increase of $589,000 or 67% in service charges and fees associated with the Old Florida acquisition that took place on April 24, 2007.

Noninterest expense

Noninterest expense totaled $28.3 million for the first nine months of 2007. Although this increase reflected a 40% or $8.1 million increase compared to the same period of 2006, the Company’s efficiency ratio has decreased 214 basis points to 78.57%, but still is reflecting significant positive operating leverage.

A total of $4.2 million of the increase in noninterest expense between the two periods occurred in personnel expense, caused by additions to staff and greater incentive compensation expense. During the first nine months of 2007 there were 55 additions to staff, bringing total full-time equivalent employees to 264. Approximately $1.6 million of the increase is explained by higher occupancy and equipment-related expense due to additional space required for business expansion and the acquisition of Old Florida.

Provision and Allowance for Loan Losses

The provision for loan losses for the first nine months of 2007 was $1.5 million, down $566,000 (27%) from the same period last year. There were $361,000 in net charge-offs during the first nine months of 2007, resulting in a ratio of net charge-offs to average loans of 0.05% compared to 0.07% net charge-offs for the first nine months of 2006. There were $5.7 million in nonperforming loans, including the $5.1 million from the Old Florida acquisition, at September 30, 2007 compared to none at September 30, 2006. Loans thirty to eighty-nine days delinquent increased to $7.4 million at September 30, 2007 from $1.2 million at September 30, 2006, an increase of $6.2 million total loan delinquencies, with one loan relationship representing 73% of loans thirty-to-ninety days delinquent.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, as well as its ability to raise additional funds by increasing liabilities. Asset liquidity is provided by cash and assets which are readily marketable, can be pledged, or will mature in the near future.

In addition to deposits within their geographic market places, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from the Holding Company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits, at less than projected levels and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

At September 30, 2007, the Company had $119.3 million in outstanding borrowings from the FHLB of its present $201.2 million line, and there was $51.1 million in other available lines from correspondents. To the extent that additional collateral becomes available beyond the present amount identified with the Federal Home Loan Bank line, total lines with the FHLB could be as high as $249.0 million based on a maximum of 20% of the Bank of Florida—Southwest bank’s assets, 20% of the Bank of Florida—Southeast bank’s assets and 10% of Bank of Florida – Tampa Bay bank’s assets as of September 30, 2007.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. At September 30, 2007, the Banks exceeded their regulatory liquidity requirements.

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

The Company and subsidiary Banks were all considered well capitalized as of September 30, 2007. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio was 10.42%, 10.36% and 12.57%, respectively as of September 30, 2007.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2007, follows (In thousands):

Contract Amount
Standby letters of credit	$2,572
Undisbursed lines of credit	$247,007
Commitments to extend credit	$67,766

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk is the risk of loss from adverse changes in market prices and interest rates. Subsequent to September 30, 2007, the Company engaged in an interest rate swap. An integral component of the Company’s interest rate risk management strategy is its ability to use derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions. As part of the overall risk management strategy, the Company may enter into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered freestanding derivatives. When the Company establishes derivative contracts, they are with reputable third parties in order to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts will have similar terms in order to protect the Company from market volatility. Credit risks may arise from the possible inability of counterparties to meet the terms of their contracts, which the Company minimizes through approvals, limits and monitoring procedures.

Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2006, which reflect changes in market prices and rates, can be found in note 19 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe there have been no significant changes in our market risk exposure since December 31, 2006.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2006. The Company acquired Bristol Bank on August 24, 2006, and excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Bristol’s internal control over financial reporting, with associated assets of $92.6 million and total revenue of $1.9 million generated by Bristol that was included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006. The Company acquired Old Florida on April 24, 2007, with associated assets of $332 million and revenue of $6.6 million through the acquisition date. The Company plans to include Old Florida in our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the nine months ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by a (h) were previously filed as part of a Form 10-Q filed on May 3, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by an (k.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (n.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on May 4, 2006. The exhibits that are denominated by a (p.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2006. The exhibits that are denominated by a (q.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
k.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

q.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

3.4	Amendment to Bylaws dated October 19, 2007

b.4.1	Specimen Common Stock Certificate

n.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

l.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

10.7	Change in Control Agreement of R. Moyle Fritz, Jr. dated September 20, 2007

10.8	Change in Control Agreement of Julie W. Husler dated September 20, 2007

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

10.10	Change in Control Agreement of Christopher Willman dated September 24, 2007

10.11	Change in Control Agreement of John B. James dated September 17, 2007

q.10.15	Change in Control Agreement of Roberto Pelaez dated January 2007

p.10.18	Change in Control Agreement of Tracy L. Keegan dated July 24, 2006

h.10.19	Change in Control Agreement of Larry W. Johnson dated April 24, 2007

14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: November 5, 2007	By:	/s/ Michael L. McMullen
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2007	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial and Accounting Officer)