Form 10-K
period 2007-12-31
BANK OF FLORIDA CORP
filed 2008-03-05
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $9.36, as quoted on the NASDAQ National Market, on February 29, 2008 was approximately $108,217,000. For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 29, 2008: 12,779,020 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2008, are incorporated by reference into Part III of this report.

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

On August 24, 1999, Bank of Florida - Southwest commenced operations in Naples, Florida. On July 16, 2002, Bank of Florida - Southeast opened for business in Ft. Lauderdale, Florida and on November 5, 2004, Bank of Florida – Tampa Bay opened for business in Tampa, Florida. (Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay are collectively referred to in this report as the “Banks”).

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

The holding company structure provides flexibility for expansion of our banking business through possible acquisitions of other financial institutions and provision of additional banking-related services, which the traditional commercial bank may not provide under present laws. For example, banking regulations require that banks maintain a minimum ratio of capital to assets. In the event that Bank of Florida – Southwest, Bank of Florida—Southeast or Bank of Florida – Tampa Bay’s growth is such that this minimum ratio is not maintained, we may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve Board, and contribute them to the capital of the Banks, and otherwise raise capital in a manner that is unavailable to the Banks under existing banking regulations. In addition, the Banks may participate loans with each other such that the excess of an individual Bank’s loan limit may be shared with another Bank, resulting in greater retention within the holding company of the customer relationship, given acceptable credit risk and industry concentration.

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

With the acquisition of Old Florida Bank during 2007, Bank of Florida – Southwest expanded its presence in Lee County. Bank of Florida – Southwest has three locations in Naples (Collier County), one in Bonita Springs (southern Lee County), one in Fort Myers (Lee County) and two in Cape Coral (Lee County). Bank of Florida – Southeast is headquartered in downtown Fort Lauderdale (Broward County) with two additional branch locations in Ft. Lauderdale (Broward County), one in Boca Raton (Palm Beach County) and a fourth location in Aventura (Miami-Dade County). Bank of Florida – Tampa Bay has one location in the Harbor Island area of Tampa (Hillsborough County) and one location in Clearwater (Pinellas County).

The Trust Company maintains its headquarters in Naples and has offices at all of the affiliate bank locations. In addition to independent investment consulting and wealth management expertise, the Trust Company offers trust and estate planning, full trust powers, custodial services, and private family office fiduciary and advisory services.

Collier and Lee Counties have approximately $21.9 billion in deposits as of June 30, 2007. Collier County is the 10th largest deposit market in the State of Florida, with 2.9% of all deposits statewide, while Lee County is the 9th largest with a 3.0% statewide market share. Bank of Florida - Southwest had 3.1% of all deposits in the Naples and Marco Island metropolitan statistical area as of June 30, 2007.

With deposits of $149.7 billion as of June 30, 2007, the Miami-Dade/Broward/Palm Beach County markets are much larger than the Collier/Lee County market. Miami-Dade, Broward and Palm Beach Counties are the number one, two and three deposit markets in the State of Florida, respectively, and combined account for 40.0% of Florida’s deposits. Bank of Florida – Southeast had 0.21% of all deposits in the Miami, Ft. Lauderdale and Miami Beach metropolitan statistical area as of June 30, 2007.

Hillsborough and Pinellas Counties have approximately $38.1 billion in total deposits as of June 30, 2007. Pinellas County is the 5th largest deposit market in the State of Florida, with 6.28% of all deposits statewide, while Hillsborough County is the 7th largest with a 4.7% statewide market share. Bank of Florida - Tampa Bay had 0.25% of all deposits in the Tampa, St Petersburg, Clearwater metropolitan statistical area as of June 30, 2007.

The demographics of Miami-Dade, Broward and Palm Beach Counties, Collier and Lee Counties, and Hillsborough and Pinellas Counties support our plans to grow assets and deposits with limited, highly selective, full-service locations. The banking locations that we have targeted have been among the fastest growing deposit markets in the state.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the five years ended December 31, 2007. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (In Thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
ASSETS
Cash and due from banks	$17,488	$20,319	$16,621	$15,527	$8,926

Federal funds sold	8,144	31,263	45,849	17,576	6,682
Investment securities & interest earning deposits	49,490	35,684	18,934	9,079	13,549
Loans	1,033,918	627,440	400,897	260,385	145,113

Total interest-earning assets	1,091,552	694,387	465,680	287,040	165,344

Other assets	74,154	17,884	15,201	7,367	4,291

Total assets	$1,183,194	$732,590	$497,502	$309,934	$178,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$7,625	$3,961	$5,185	$2,842	$1,072
Time deposits	367,992	227,944	168,065	132,514	71,170
Other interest bearing deposits	398,432	270,424	183,835	96,776	64,092
Other borrowings	120,331	34,578	6,594	2,250	2,020

Total interest bearing liabilities	894,380	536,907	363,679	234,382	138,354

Non-interest bearing deposits	103,149	90,345	74,847	41,305	18,107
Other liabilities	7,247	2,614	7,523	1,350	291

Total liabilities	1,004,776	629,866	446,049	277,037	156,752
Stockholders’ equity	178,418	102,724	51,453	32,897	21,809

Total liabilities and stockholders’ equity	$1,183,194	$732,590	$497,502	$309,934	$178,561

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the three years ended December 31, 2007 were as follows:

	2007	2006	2005
Return on average assets	0.23%	0.32%	0.98%
Return on average common stockholders’ equity	1.54%	2.26%	9.79%
Average equity to average assets ratio	15.08%	14.02%	10.34%
Dividend payout ratio	0.00%	0.00%	0.00%

LENDING ACTIVITIES

The Company engages in a large complement of lending activities, including commercial, consumer, installment, and real estate loans. The majority of the Company’s lending activities is conducted principally with customers located in the Naples, Ft. Myers, Ft. Lauderdale, Miami-Dade, Palm Beach and Tampa, Florida areas. Construction loans are comprised of commercial real estate, multifamily and residential one to four family loans. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Banks’ loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Banks could be susceptible to economic downturns and natural disasters.

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

	DECEMBER 31,
	2007	2006	2005	2004	2003
TYPE OF LOAN
Loans held for sale – One-to-four family residential	$417	$1,103	$1,323	$—	$—

One-to-four family residential	$139,986	$93,298	$64,805	$60,124	$37,294
Commercial real estate	417,982	241,931	180,039	103,597	66,746
Land and construction	397,299	303,950	141,534	65,172	27,779
Multifamily	31,195	26,530	25,255	14,627	3,624

Total real estate loans	986,462	665,709	411,633	243,520	135,443
Commercial loans	93,648	66,087	36,834	42,721	34,217
Lines of credit	43,416	39,127	26,393	23,871	20,748
Consumer loans	22,519	12,835	11,391	15,869	10,082

Total loans held for investment	1,146,045	783,758	486,251	325,981	200,490
Allowance for loan losses	(14,431)	(7,833)	(4,603)	(2,817)	(1,568)
Deferred loan fees, net	(1,700)	(1,251)	(852)	(202)	(115)

Net loans held for investment	$1,129,914	$774,674	$480,796	$322,962	$198,807

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

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. At December 31, 2007, approximately 86.0% of the Company’s loan portfolio is concentrated in real estate loans. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

The following is an analysis of maturities of loans as of December 31, 2007 (In Thousands):

	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
TYPE OF LOAN
Residential one-to-four family	$19,868	$21,088	$99,030	$139,986
Commercial real estate	44,394	100,590	272,998	417,982
Land and construction	228,033	102,177	67,089	397,299
Multifamily	18,008	4,120	9,067	31,195

Total real estate loans	310,303	227,975	448,184	986,462
Commercial	50,655	31,133	11,860	93,648
Lines of Credit	4,385	2,203	36,828	43,416
Consumer loans	12,296	7,176	3,047	22,519

Total loans held for investment and sale	$377,639	$268,487	$499,919	$1,146,045

	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
TYPE OF LOAN
Fixed rate loans	$35,206	$151,947	$111,720	$298,873
Floating rate loans	342,433	116,540	388,199	847,172

Total loans held for investment and sale	$377,639	$268,487	$499,919	$1,146,045

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

The Company had non-accrual loans totaling $13,752,000 and $213,000 at December 31, 2007 and 2006, respectively. At December 31, 2007, there were four loans totaling $440,000 that were contractually past due 90 days or more as to principal or interest payments and still accruing. At December 31, 2007, there were no loans outstanding that were contractually 90 days or more and still accruing interest. The Company did not have any loans that would be defined as troubled debt restructuring at December 31, 2007 or 2006.

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

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category. The allowance for loan losses was allocated by category for each of the years indicated as follows (In Thousands):

	2007		2006		2005		2004		2003
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Residential one-to-four family	$906	6.3%	$424	12.0%	$286	13.6%	$218	18.4%	$107	18.6%
Commercial real estate	3,831	26.5%	2,080	30.8%	1,516	36.9%	541	31.8%	401	33.3%
Land and construction	6,940	48.1%	3,648	38.8%	1,675	29.0%	326	20.0%	139	13.9%
Multifamily	349	2.4%	266	3.4%	248	5.2%	133	4.5%	30	1.8%

Total real estate	12,026	83.3%	6,418	85.0%	3,725	84.7%	1,218	74.7%	677	67.6%
Commercial	1,562	10.8%	872	8.4%	480	7.6%	829	13.1%	468	17.1%
Lines of credit	509	3.5%	364	5.0%	241	5.4%	463	7.3%	284	10.3%
Consumer	334	2.4%	179	1.6%	157	2.3%	307	4.9%	139	5.0%

Total	14,431	100.0%	$7,833	100.0%	$4,603	100.0%	$2,817	100.0%	$1,568	100.0%

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the most recent five years ended December 31, as indicated (In Thousands):

	2007	2006	2005	2004	2003
Type of Loan
Balance at beginning of year	$7,833	$4,603	$2,817	$1,568	$907

Charge-offs:
Consumer	(117)	(99)	(47)	(26)	(20)
Commercial	(287)	(100)	(77)	(14)	(153)
Real estate mortgage	(34)	(5)	—	—	(3)

Recoveries:
Consumer	37	3	7	—	—
Commercial	—	3	—	10	4
Real Estate Loans	—	6	—	—	—

Net charge-offs	(401)	(192)	(117)	(30)	(172)

Reserves related to acquisitions	2,745	586	—	—	—
Provision for loan losses charged to operations	4,254	2,836	1,903	1,279	833

Balance at end of year	$14,431	$7,833	$4,603	$2,817	$1,568

Asset Quality Ratios
Net charge-offs during the year to average loans outstanding during the year	0.04%	0.03%	0.03%	0.01%	0.16%
Allowance for loan losses to total loans	1.26%	1.00%	0.94%	0.86%	0.78%
Allowance for loan losses to non-performing assets	101.69%	1160.26%	1435.40%	480.70%	3336.17%
Nonperforming loans to total loans	1.24%	0.09%	0.07%	0.18%	0.02%
Nonperforming assets to total assets	1.19%	0.08%	0.06%	0.14%	0.02%

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

In addition to deposits, another principal source of funds is loan repayments. If necessary, additional funding is available to the Banks by borrowing from the Federal Home Loan Bank (“FHLB”). Our FHLB lending capacity provides a line of credit up to 20% of total assets for the Bank of Florida – Southwest and for Bank of Florida – Southeast and 10% of total assets for Bank of Florida – Tampa Bay. Bank of Florida-Southwest and Bank of Florida – Southeast also issued subordinated debt during 2005 to assist in their capital funding needs. See “Note-10 Deposits”, “Note 11-Subordinated Debt” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

The following table presents, for the three years ended December 31, 2007, the average amount of and average rate paid on each of the following funding categories:

	AVERAGE AMOUNT (IN THOUSANDS)			AVERAGE RATE PAID
	2007	2006	2005	2007	2006	2005
FUNDING CATEGORY
Non-interest-bearing demand deposits	$103,149	$90,345	$74,847	—	—	—
Savings deposits	7,625	3,961	5,185	0.64%	1.09%	1.37%
Time deposits	367,992	227,944	168,065	5.06%	4.52%	3.31%
Other interest-bearing deposits	398,432	270,424	183,835	3.98%	3.25%	1.82%
Other borrowings	120,331	34,578	6,594	5.33%	6.06%	5.79%

Total Funding	$997,529	$627,252	$438,526	4.10%	3.38%	2.57%

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

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks have established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Busey Bank, FSB Florida, Columbus Bank & Trust (a Synovus member bank), and Silverton Bank (Georgia). At December 31, 2007, available lines of credit with correspondent banks amounted to $117,938,000.

EMPLOYEES

At December 31, 2007, the Company employed 257 full-time-equivalent employees, none of whom were represented by a union or collective bargaining agreement. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives to support its growth objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39, which expands the scope of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit netting of the fair value asset recognized for a derivative instrument against the related liability for the obligation to return cash collateral, or netting of the fair value liability recognized for a derivative instrument against the related asset for the right to reclaim cash collateral, in situations where the FIN 39 netting criteria are met. This FSP is effective on January 1, 2008, with early adoption permitted. The effect of adopting this FSP will be recorded as a change in accounting principle through retrospective application to all periods presented. We do not expect that the adoption of this standard will have a material effect on our consolidated financial position or results of operations.

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

The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to: (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. These capital guidelines can affect the Company in several ways.

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

Since the Company commenced operations on August 24, 1999, it has incurred an accumulated deficit as of December 31, 2007, of approximately $1.8 million. This deficit is primarily due to the costs of establishing its business strategy, which included opening Bank of Florida—Southwest, Bank of Florida Trust Company, Bank of Florida—Southeast, and Bank of Florida—Tampa Bay, and the continuing expansion of banking activities in its markets, as well as the impact of historically low interest rates and other factors. Bank of Florida Corporation may charter additional banks in the future. A newly formed bank is typically expected to incur operating losses in its early periods of operations because of an inability to generate sufficient net interest income to cover operating expenses. Those operating losses can be significant and can occur for longer periods than planned, depending on the new bank’s ability to control operating expenses and generate net interest income. There is a risk that losses at any new subsidiaries of Bancshares of Florida may exceed profits at its existing subsidiaries.

The Company may encounter unexpected financial and operating problems due to its rapid growth.

The Company has grown significantly since it opened its first bank subsidiary, Bank of Florida—Southwest, in 1999. Total assets have grown to approximately $1.3 billion as of December 31, 2007, including approximately $105.5 million in connection with the Bristol Bank acquisition on August 25, 2006 and $332.3 million in connection with the Old Florida Bankshares acquisition on April 24, 2007. This rapid growth may result in unexpected financial and operating problems, including problems in the loan portfolio due to its unseasoned nature, and turnover or rapid increases in members of management and staff, which may affect the value of the Company’s common stock. The recent additions may add additional pressures to internal control systems, and financial and operating success will depend in large part on the success in integrating these operations. In addition, if loan and asset growth continues at its current pace, it may be difficult for the Company and its subsidiaries to retain their “well capitalized” designations with the Federal Deposit Insurance Corporation. If the Company or one of its subsidiary banks falls below being “well capitalized” to “adequately capitalized,” we may sell participations in some loans in order to decrease the amount of its assets. This could result in lower earnings due to retaining a lower level of earning assets.

Our growth strategy may not be successful.

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

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have an adverse effect on our business.

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

If real estate values in our target markets continue to decline, our loan portfolio would be impaired.

A significant portion of our loan portfolio consists of mortgages secured by real estate located in the Collier/Lee County markets. We have also been generating a significant amount of real estate-secured loans in our Broward/Palm Beach County and Hillsborough County markets. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past year, real estate prices in each of our markets have declined and if real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

If we lose key employees, our business may suffer.

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

Weakness in the economy and in the real estate market within our geographic footprint may adversely affect us.

If the strength of the local economies in which we conduct operations declines, or continues to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. The vast majority of our loan portfolio is secured by real estate or other commercial assets in our Florida markets. Certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. These declines may also adversely affect the general economy in our markets. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

If our mortgage-backed securities portfolio fails to perform, our securities may lose value.

A large portion of our securities portfolio is composed of mortgage-backed securities. If the underlying loans comprising those securities fail to perform pursuant to their terms, our securities may not provide their contracted for returns and may lose value. Significant defaults in these securities or severe loss of value may materially adversely affect our financial condition and results of operation.

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread. Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our profitability.

Our subsidiary banks face strong competition in their market areas that may limit their asset growth and profitability.

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

If adverse economic conditions in our target markets exist for a prolonged period, our financial results could be adversely affected.

Our success will depend in large part on economic conditions in Southeast and Southwest Florida, as well as the Tampa Bay area. A prolonged economic downturn or recession in these markets could increase our nonperforming assets, which would result in operating losses, impaired liquidity and the erosion of capital. A variety of factors could cause such an economic dislocation or recession, including adverse developments in the industries in these areas such as tourism, or natural disasters such as hurricanes, floods or tornadoes, or terrorist activities.

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

Regulatory action could severely limit future expansion plans.

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

Investors may face dilution resulting from the issuance of common stock in the future.

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

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock.

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

Our common stock is not an insured bank deposit and is subject to market risk.

Our shares of common stock are not deposits, savings accounts or other obligations of us, our subsidiaries or any other depository institution, are not guaranteed by us or any other entity, and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency.

We may need additional capital in the future and this capital may not be available when needed or at all.

We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Future sales of our common stock could depress the price of the common stock.

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

We have not paid dividends in the past and we are restricted in our ability to pay dividends to our shareholders.

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

There are substantial regulatory limitations on ownership of our common stock and changes of control.

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

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the Nasdaq Global Market, and our price may fluctuate in the future.

Although our common stock is listed for trading on the Nasdaq Global Market, the trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on the Nasdaq National Market. The average daily trading volume of Bank of Florida Corporation common stock in 2007 was 22,791 shares. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including: variations in our quarterly operating results; changes in market valuations of companies in the financial services industry; fluctuations in stock market prices and volumes; issuances of shares of common stock or other securities in the future; the addition or departure of key personnel; seasonal fluctuations; changes in financial estimates or recommendations by securities analysts regarding Bank of Florida Corporation or shares of our common stock; and announcements by us or our competitors of new services or technology, acquisitions, or joint ventures.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Bank of Florida Corporation’s corporate headquarters and Bank of Florida - Southwest’s main offices are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34110. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida - Southwest leases one-half of the first floor, consisting of 12,324 square feet, from Citizens Reserve, LLC. The first floor houses a banking center with a Board Room, dining room, conference rooms, a drive-through, and ATM/night deposit access. Private banking offices and a conference room are also located on the ground floor. Bank of Florida Corporation leases 8,246 square feet on the second floor, with offices and work areas for finance, advertising, executive offices, and holding company administrative personnel. The Company leased the third floor of this facility in 2006 to allow for expansion of corporate offices. These leases expire in 2012 with options for two five-year renewals at then market rates. The monthly lease payment as of December 2007 was $92,000. With the acquisition of Old Florida Bank, Bank of Florida Corporation acquired property located at 12298 Matterhorn Road, which is now the location of the Bank of Florida Operations Center. The facility consists of 15,000 square foot of space and is owned by the corporation.

Bank of Florida - Southwest’s former main office at 3401 Tamiami Trail North, Naples, Florida, now serves as a full-service branch office. This branch office, which is owned by Bank of Florida - Southwest, is contained in a two-story modern office building located on approximately one acre of land. The bank also leased a facility in 2006 at 23471 Walden Center, Bonita Springs, Florida, which now serves as the Banks’ third full-service branch office. The monthly lease payment for the Bonita Springs location as of December 31, 2007 was $17,000. Also in connection with the acquisition of Old Florida Bank in April 2007, Bank of Florida - Southwest owns a two story building at 2325 Vanderbilt Beach Road, Naples, Florida which serves as the Banks’ fourth full-service branch. The first floor serves as a full-service branch office and the second floor with 4,100 square feet is sub-leased to a third party. The lease was entered into on July 1, 2001 for 5 years with another 5 year option which extends the lease until 2011. Additionally, Bank of Florida – Southwest acquired property located at 63210 Daniels Parkway in Fort Myers which serves as the Banks fifth full-service branch. Bank of Florida - Southwest also operates a leased banking center at 2301 Del Prado Blvd, Cape Coral, Florida in the Coralwood Shopping Center, which serves as the sixth full service branch. This 2,688 square foot space is leased from GRE Coralwood, LP beginning May 18, 2005 for a term of 5 years. The monthly lease payment as of December 31, 2007 was $7,000. Bank of Florida – Southwest also acquired a parcel of vacant land located on Santa Barbara Boulevard.

Bank of Florida – Southeast operates in approximately 20,790 square feet of seventeenth floor space and 3000 square feet of the first floor of the 200 La Olas Circle office building located at 200 SW First Avenue, Suite 1700 and Suite 100, in downtown Fort Lauderdale. This space is leased from 200 Brickell LTD. The space includes executive offices, 3 conference rooms, and full service branch facilities. The site does not have drive-in facilities, but does contain an ATM facility. The lease is for 10 years with an option for one ten-year renewal at then market rates. The monthly lease payment as of December 2007 was $65,000. In addition, the Bank leased office space located at 5200 N. Federal Highway, Suite 1 in Ft. Lauderdale to operate as a branch office in the second half of 2004. The monthly lease payment for this facility as of December 2007 was $2,900. Beginning in 2007, another full-service branch was opened in Aventura, Florida. As of December 31, 2007 the monthly lease payment for the Aventura location was $8,200.

Bank of Florida - Southeast has also leased office space in Palm Beach County, located at 595 South Federal Highway, in downtown Boca Raton. The space consists of 6,460 square feet on the first floor, 2,500 square feet on the second floor, the garage, all common areas located on the property and the exclusive use of two (2) remote drive-thru lanes for banking purposes, located on the west side of 555 South Federal Highway. The lease is for fifteen years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2007 was $38,000.

In connection with the acquisition of Bristol Bank in 2006, Bank of Florida – Southeast now operates a fifth-full service branch in Coral Gables, Florida. This facility was leased in 1998 for a three and one-half years term with options for two five-year renewals at then market rates. The monthly lease payment as of December 2007 was $11,000.

Bank of Florida - Tampa Bay leases office space located in the Harbour Island area of downtown Tampa at 777 South Harbour Island Boulevard. The space consists of 2,718 square feet on the ground floor lobby which is operated as the main branch and banking facility. Additional space located on the ground floor serves as the corporate and lending offices of the bank. The monthly lease payment as of December 31, 2007 is $24,000. Bank of Florida – Tampa Bay has subleased space located on the first and ninth floors of the downtown Tampa facility, including space to Medi-Weight Loss Clinics. During 2006, additional space was leased in Winter Park, Florida to serve as a lending production office (“LPO”) for Bank of Florida – Tampa Bay. This space is no longer in use as an LPO and has been subleased for the remaining duration of the original three year lease term. Tampa Bay also opened a second banking center in 2007 located at 26417 U.S. Highway 19 North, Clearwater, Florida with 8,700 square feet leased from K&B Properties with a monthly lease payment as of December 31, 2007 of $21,250. The lease is for 15 years with four five year additional years optional.

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

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by approximately 2,680 holders registered or in street name as of December 31, 2007. The Company is listed on the Nasdaq Global Market under the symbol “BOFL”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

The table below shows the high, low and closing bid prices on the NASDAQ National Market for the periods indicated.

Calendar Quarter Ended	High	Low	Closing
December 31, 2005	$22.70	$22.15	$22.70
March 31, 2006	$22.00	$21.80	$21.96
June 30, 2006	$22.00	$21.89	$22.00
September 30, 2006	$21.42	$20.67	$21.08
December 31, 2006	$20.50	$20.18	$20.49
March 31, 2007	$19.54	$18.84	$18.90
June 30, 2007	$17.44	$17.29	$17.43
September 30, 2007	$16.42	$16.11	$16.42
December 31, 2007	$11.95	$11.46	$11.50

The following graph compares Bank of Florida Corporation’s cumulative stockholder return on our common stock with: (i) SNL Financial LC’s index for Florida Banks with $1 - $5 billion in assets; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from February 11, 2003 (the date of our initial public offering) to December 31, 2007, inclusive. The graph assumes an initial investment of $100 on February 11, 2003.

	Period Ending
Index	02/11/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bank of Florida Corporation	100.00	144.71	158.16	222.85	201.16	112.90
Russell 3000	100.00	138.59	155.15	164.64	190.52	200.31
Florida Banks $1-$5 Billion Assets	100.00	138.50	151.40	167.05	178.76	107.70

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

The following table sets forth information about the number of shares reserved for issuance under the 1999 Stock Option Plan and the 2006 Stock Compensation Plan as of December 31, 2007.

Number of securities to be issued upon exercise of outstanding options	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	601,128	$15.60	775,093
Equity compensation plans not approved by security holders (1)	146,731	$11.53	0

Total	747,859	$14.80	775,093

(1)	Includes warrants issued to the organizing directors of our subsidiary banks.

See “Note 3-Stock-Based Compensation” of the Notes To Consolidated Financial Statements” for information on stock options and warrants outstanding.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$84,155	$52,330	$28,491	$14,767	$8,856
Total interest expense	40,931	21,221	9,348	4,962	3,278

Net interest income before provision for loan losses	43,224	31,109	19,143	9,805	5,578
Provision for loan losses	4,254	2,836	1,903	1,279	833

Net interest income after provision for loan losses	38,970	28,273	17,240	8,526	4,745
Noninterest income	5,588	4,242	3,259	2,176	1,335
Noninterest expense	39,980	28,585	19,344	13,582	8,789

Income (loss) before taxes (benefit)	4,578	3,930	1,155)	(2,880)	(2,709)
Income taxes (benefit)	1,835	1,611	(3,728)	—	—

Net income (loss)	$2,743	$2,319	$4,883	$(2,880)	$(2,709)

Balance Sheet Data:
Total assets	$1,310,488	$883,102	$569,782	$420,808	$222,610
Total cash and cash equivalents	17,388	27,744	50,117	57,897	8,424
Interest-earning assets	1,192,104	838,626	538,255	394,851	209,426
Investment securities	38,008	41,724	18,622	25,945	8,072
Loans, net	1,144,762	783,610	486,722	325,779	200,375
Allowance for loan losses	14,431	7,833	4,603	2,817	1,568
Deposits	937,116	691,180	495,080	376,064	201,154
Other borrowings	171,090	53,500	14,000	2,000	—
Stockholders’ equity	198,931	135,505	59,061	41,954	21,220

Share Data:
Basic income (loss) per share	$0.23	$0.29	$0.82	$(0.81)	$(0.92)
Diluted income (loss) per share	0.23	0.28	0.79	(0.81)	(0.92)
Book value per common share	15.57	14.15	9.94	7.93	6.89
Tangible book value per common share	10.43	12.71	9.78	7.73	6.89
Weighted average shares outstanding - basic	11,768,529	8,026,312	5,595,233	3,811,270	2,948,514
Weighted average shares outstanding - diluted	11,905,196	8,278,210	5,813,230	3,811,270	2,948,514
Total shares outstanding	12,779,020	9,575,153	5,943,783	4,835,632	3,079,199

Performance Ratios:
Return on average assets	0.23%	0.32%	0.98%	(0.93)%	(1.52)%
Return on average common stockholders’ equity	1.54	2.26	9.79	(9.57)	(12.42)
Interest-rate spread during the period	3.16	3.59	3.55	3.02	2.99
Net interest margin	3.98	4.48	4.11	3.42	3.37
Efficiency ratio[1]	81.91	80.86	86.35	113.36	127.12

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.26%	1.00%	0.94%	0.86%	0.78%
Net charge-offs to average loans	0.04	0.03	0.03	0.02	0.16
Nonperforming assets to period end total assets	1.19	0.08	0.06	0.14	0.02

Capital and Liquidity Ratios:
Average equity to average assets	15.08%	14.02%	10.34%	10.61%	12.21%
Leverage (4.00% required minimum)	10.24	13.95	10.28	11.07	10.32

Risk-based capital:
Tier 1	10.14%	13.97%	10.48%	11.85%	11.66%
Total	12.59	16.19	13.37	13.24	12.52
Average loans to average deposits	117.31	105.87	92.81	95.23	93.96

Trust Assets Under Advice:
Total assets under advice	$499,350	$415,318	$390,002	$202,138	$131,000
Trust fees	3,017	2,589	1,546	1,063	492
Trust fees as a % of average assets under advice	0.60%	0.64%	0.52%	0.64%	0.48%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bank of Florida Corporation is a multi-bank holding company with $1.3 billion in assets as of December 31, 2007 and was incorporated in Florida in September 1998. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

FINANCIAL CONDITION

The Company’s balance sheet continued to grow in 2007 with a strong emphasis on credit quality and loan growth, reaching $1.3 billion in total assets, up $427 million or 48.4% over the prior year-end. Total earning assets, which the Company defines as any asset that earns interest, climbed $353 million or 42.1% to $1.2 billion. This compares with $300.4 million or 55.8% growth in 2006. Bank of Florida – Southwest contributed $300.3 million of this growth, including the acquisition of Old Florida, reaching $679.2 million, while Bank of Florida - Southeast contributed $54.3 million, for a total of $455.7 million in assets. Bank of Florida-Tampa Bay, which has been opened for slightly over three years, contributed $65.0 million for a total of $189.8 million in total assets.

Investment Securities and Overnight Investments

Total investment securities and federal funds sold were $38.0 million at December 31, 2007, a decrease of $10.2 million from December 31, 2006. Securities available for sale totaled $34.7 million, a decrease of $7.0 million compared to those held at December 31, 2006. Securities held to maturity totaled $3.3 million, an increase of $3.3 million compared to those held at December 31, 2006. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at December 31, 2007 and 2006.

Federal Funds sold totaled $0 at December 31, 2007, a decrease of $6.5 million from December 31, 2006. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand.

Loan Portfolio

Total gross loans outstanding (including loans held for sale) were $1.1 billion at December 31, 2007. Loans climbed $361.1 million or 46.1% for the year. Bank of Florida - Southwest accounted for $241.8 million (67.0%), (including $186.8 million or 77.3% acquired from Old Florida Bank), of the increase. Bank of Florida – Southeast, accounted for $59.3 million (16.4%) and Bank of Florida - Tampa Bay contributed the remaining $60 million (16.6%).

Real estate construction loans increased $93.3 million to $397.3 million (34.6% of total loans) at December 31, 2007, while commercial loans secured by real estate increased $176.1 million to $417.9 million (36.4% of total loans). Making up the rest of the loan portfolio were multi-family and residential loans at $171.2 million (14.9% of total loans), up $51.4 million from the end of 2006, followed by commercial business loans at $93.6 million (8.2% of total loans), consumer lines of credit at $43.4 million (3.8% of total loans) and other consumer loans at $22.5 million (2.0% of total loans).

Asset Quality

The Company’s nonperforming loans (nonaccruals and 90+ days past due) totaled $14.2 million at December 31, 2007. Consequently, nonperformers as a percent of loans outstanding increased from 0.09% at December 31, 2006, to 1.24% as of December 31, 2007. Thirty-to-ninety day delinquent loans were $2.7 million or 0.24% of loans outstanding at December 31st. There were $401,000 in net charge-offs during 2007, resulting in net charge-offs to average loans of 0.04%.

Deposits

Total deposits increased $245.9 million or 35.6% in 2007 to end the year at $937.1 million. Deposit growth in the Bank of Florida - Southwest comprised $131.5 million of this increase, up 41.2% to $441.7 million in deposits at December 31, 2007, while deposits at Bank of Florida - Southeast climbed $34.1 million or 10.9% to $347.0 million. Bank of Florida - Tampa Bay ended the year with $148.4 million in deposits, up $48.2 million or 47.9%.

Deposit growth consisted primarily of increases in money market deposits (up $98.0 million), certificates of deposit (up $132.1 million) and demand deposit (DDA) and low-cost NOW accounts (up $26.1 million). As of year end 2007, these accounts comprised 38.9%, 43.0% and 17.4%, respectively, of total deposits.

The average rate paid on total interest bearing deposits 2007 was 4.46%, an increase of 65 basis points compared to 2006. The increase resulted primarily from the higher interest rate environment under which we currently operate and competition in the pricing of deposit products.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At December 31, 2007, borrowings totaled $171.1 million, an increase of $117.6 million compared to December 31, 2006. Total borrowings at December 31, 2007, consisted of $16 million in subordinated debt and $155.1 million in Federal Home Loan Bank (“FHLB”) Advances compared to $11 million and $42.5 million, respectively, at the end of 2006. Additionally, there were $300,000 in FHLB Advances obtained through the Old Florida Bank acquisition.

See “Note 11-Subordinated Debt” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (In Thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Real estate operating leases	$3,933	$7,077	$6,551	$17,567	$35,128
Equipment operating leases	418	777	245	—	1,440
Certificates of Deposit	324,965	68,116	9,876	—	402,957
Subordinated Debt			3,000	13,000	16,000
Federal Home Loan Bank advances	71,800	26,000	47,290	10,000	155,090

Total	$401,116	$101,970	$66,962	$40,567	$610,615

Further discussion of the nature of each obligation is included in “Note 10-Deposits”, “Note 11-Subordinated Debt”, Note 12-Federal Home Loan Bank Advances” and “Note 14-Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

RESULTS OF OPERATIONS

The Company’s net income for 2007 was $2.7 million or $0.23 per diluted share, $400 thousand more than in 2006. Pretax net income climbed $648 thousand to $4.6 million. The primary factors explaining the improvement was a $13.5 million or 38.1% increase in top-line revenue (a non-GAAP measure), which the Company defines as net interest income plus noninterest income (excluding net securities gains/losses). The Company considers top-line revenue to be useful in explaining financial performance as it combines the Company’s spread income with its fee income, both of which often pertain to the same customer base and can be managed against the underlying noninterest expense to generate those revenue components.

Net Interest Income

Net interest income increased $12.1 million or 38.9% in 2007 to $43.2 million. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.13% on average in 2007, which was a decrease of 46 basis points when compared to 2006, while, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 3.96% in 2007, a 52 basis points decrease over 2006. The margin continues to be pressured as funding costs remain high.

Interest income increased $31.8 million or 60.8% to $84.2 million in 2007, reflective of continued strong loan growth coupled with the impact of a 17 basis point increase in the average yield earned on interest earning assets. Total average interest-earning assets increased $397.2 million during the year that resulted in $31.6 million of the increase in interest income while the average yield on interest-earning assets increased to 7.71%, accounting for the remainder of the improvement. Approximately 75.8% of loans outstanding are floating rate loans.

Interest expense totaled $40.9 million in 2007, an increase of $19.7 million or 92.9%. The overall cost on interest-bearing liabilities was 4.58% compared to 3.95% one year ago. Noninterest-bearing deposits averaged $103.1 million for 2007 compared to $90.3 million last year. Money market rates were 64 basis points higher on average, while the average cost of certificates of deposit increased 54 basis points. During the year, the Company increased its use of FHLB advances as an alternative funding source. The average outstanding amount of FHLB advances for 2007 were $105.9 million at an average cost of 5.0% compared to $23.6 million at an average cost of 5.44% for 2006.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (In Thousands).

	For the Years Ended December 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans [2]	$1,033,918	$81,145	7.85%	$627,440	$48,958	7.80%
Interest earning deposits	1,291	76	5.44%	1,457	91	6.25%
Securities [1]	48,199	2,580	5.36%	34,227	1,699	4.96%
Federal funds sold	8,144	354	4.35%	31,263	1,582	5.06%

Total interest-earning assets	1,091,552	84,155	7.71%	694,387	52,330	7.54%

Non interest-earning assets	91,642			38,203

Total Assets	$1,183,194			$732,590

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$57,058	684	1.20%	$48,694	330	0.68%
Money market accounts	341,374	15,180	4.45%	221,730	8,441	3.81%
Savings	7,625	49	0.64%	3,961	43	1.09%
Time deposits	367,992	18,609	5.06%	227,944	10,313	4.52%
Other borrowings	120,331	6,409	5.33%	34,578	2,094	6.06%

Total interest-bearing liabilities	$894,380	40,931	4.58%	$536,907	21,221	3.95%
Non-interest bearing deposits	103,149			90,345
Other liabilities	7,247			2,614
Stockholders’ equity	178,418			102,724

Total Liabilities & Stockholders’ Equity	$1,183,194			$732,590

Net interest income		$43,224			$31,109

Interest-rate spread			3.13%			3.59%
Net interest margin			3.96%			4.48%
Ratio of average interest-bearing liabilities to average earning assets		81.9%			77.3%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$31,902	$285	$32,187
Other investments[1]	740	125	865
Federal funds sold	(1,005)	(222)	(1,227)

Total interest income	31,637	188	31,825

Increase (decrease) in interest expense:
NOW and Money Market deposits	5,421	1,673	7,094
Savings deposits	23	(17)	6
Time deposits	7,082	1,213	8,295
Other borrowings	4,379	(64)	4,315

Total interest expense	16,905	2,805	19,710

Total change in net interest income	$14,732	$(2,617)	$12,115

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

Noninterest Income

Noninterest income climbed $1.3 million or 31.7% over 2006, primarily due to increases service charges and other income of $1.2 million (100%) and trust fees of $428,000 (up 16.5%). Service charge income rose approximately $368,000, Late charge income rose $191,000 and Other income rose $589,000, reflective of a gain on the call of certain FHLB advances that were originated in June 2006. The increase in fee income earned by the Trust Company, which totaled $3.0 million in 2007, was primarily the result of growth in the average outstanding of assets under advice during the year.

Noninterest Expenses

Noninterest expenses rose $11.4 million or 39.9% over 2006, $2.1 million less than the increase in top-line revenue, indicating positive operating leverage. The efficiency ratio increased over 1 percentage point to 81.91% on average for the year. The increase is primarily comprised of higher personnel expense ($5.3 million or 33.2%), reflecting 57 net additions to staff, management reorganization expense, and higher benefit costs.

Increased costs in other areas, include additional occupancy and equipment expense ($2.5 million or 45.0%), related to Pinellas county expansion, the Southeast headquarters move , and additional parent company headquarters space; higher data processing expense ($494,000 or 24.6%), driven by switch of the Company’s core processer; and professional fees ($847,000 or 122.0%).

Asset Quality and Provision for Loan Losses

Nonperforming loans (90+ days past due and non-accruals) totalled $14.2 million, or 1.24% of loans outstanding. The ratio of net charge-offs to average loans for 2007 grew one basis point to 0.04%. The Company’s asset quality can also be measured by the coverage of the loan loss allowance to nonperforming loans (.93 times). These measures are worse than the Company’s historic norm, but are consistent to national peer bank levels.

The provision for loan losses rose $1.4 million or 50%, as a result of a 46.1% growth in loans. The allowance for loan losses, which is established through a charge to provision expense as losses are estimated, totaled $14.4 million or 1.26% of loans outstanding at December 31, 2007. In comparison, the allowance for loan losses totaled $7.8 million or 1.00% of loans outstanding at December 31, 2006. Actual loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Company recorded net charge-offs during 2007 of $401,000, compared to $192,000 in 2006.

Quarterly Operating Results

The following table presents condensed information relating to quarterly periods in the years ended December 31, 2007 and 2006 (In Thousands, except per share data).

	Quarter Ended:
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
2007
Total interest income	$22,445	$23,727	$21,251	$16,731
Total interest expense	11,441	11,773	10,119	7,599

Net interest income before provision for loan losses	11,004	11,954	11,132	9,132
Provision for loan losses	2,717	336	624	576

Net interest income after provision for loan losses	8,287	11,618	10,508	8,556
Non-interest income	1,765	1,263	1,301	1,260
Non-interest expense	11,662	10,220	9,745	8,354

(Loss) Income before taxes	(1,610)	2,661	2,064	1,462
Income taxes (benefit)	(640)	1,054	824	597

Net (loss) income	$(970)	$1,607	$1,240	$865

Basic (loss) income per share	$(0.08)	$0.13	$0.10	$0.09
Diluted (loss) income per share	$(0.08)	$0.12	$0.10	$0.09

Weighted average shares - basic	12,779,020	12,765,269	11,894,312	9,588,972
Weighted average shares - diluted	12,845,424	12,874,038	12,060,332	9,794,468

Return on average assets	(0.30%)	0.49%	0.42%	0.38%
Return on average common equity	(1.94%)	3.27%	2.75%	2.53%

Net interest margin	3.69%	3.96%	4.10%	4.25%
Efficiency ratio	91.33%	77.32%	78.38%	80.39%

Total assets	$1,310,488	$1,323,415	$1,280,984	$938,739
Total shares outstanding	12,779,020	12,779,020	12,726,131	9,610,069
Book value per share	$15.57	$15.55	$15.40	$14.26

2006
Total interest income	$16,227	$14,299	$11,858	$9,945
Total interest expense	7,005	5,967	4,521	3,727

Net interest income before provision for loan losses	9,222	8,332	7,337	6,218
Provision for loan losses	734	840	656	606

Net interest income after provision for loan losses	8,488	7,492	6,681	5,612
Non-interest income	1,074	1,062	1,006	1,099
Non-interest expense	8,361	7,418	6,764	6,041

Income before taxes	1,201	1,136	923	670
Income taxes	524	447	370	270

Net income	$677	$689	$553	$400

Basic income per share	$0.07	$0.08	$0.07	$0.07
Diluted income per share	$0.07	$0.07	$0.07	$0.06

Weighted average shares - basic	9,569,452	9,149,185	7,390,499	5,943,933
Weighted average shares - diluted	9,804,949	9,397,872	7,648,394	6,213,178

Return on average assets	0.31%	0.35%	0.32%	0.26%
Return on average common equity	2.01%	2.20%	2.48%	2.77%

Net interest margin	4.44%	4.46%	4.60%	4.43%
Efficiency ratio	81.21%	78.98%	81.08%	82.57%

Total assets	$883,102	$850,096	$756,267	$620,136
Total shares outstanding	9,575,153	9,563,703	8,871,444	5,944,533
Book value per share	$14.15	$14.06	$13.35	$10.01

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

See “Note 11-Subordinated Debt” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information

RESULTS OF OPERATIONS

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

	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans [2]	$627,440	$48,958	7.80%	$400,897	$26,370	6.58%
Interest earning deposits	1,457	91	6.25%	350	12	3.43%
Securities [1]	34,227	1,699	4.96%	18,584	689	3.71%
Federal funds sold	31,263	1,582	5.06%	45,849	1,420	3.10%

Total interest-earning assets	694,387	52,330	7.54%	465,680	28,491	6.12%

Non interest-earning assets	38,203			31,822

Total Assets	$732,590			$497,502

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$48,694	330	0.68%	$47,551	178	0.37%
Money market accounts	221,730	8,441	3.81%	136,284	3,162	2.32%
Savings	3,961	43	1.09%	5,185	71	1.37%
Time deposits	227,944	10,313	4.52%	168,065	5,555	3.31%
Other borrowings	34,578	2,094	6.06%	6,594	382	5.79%

Total interest-bearing liabilities	$536,907	21,221	3.95%	$363,679	9,348	2.57%
Non-interest bearing deposits	90,345			74,847
Other liabilities	2,614			7,523
Stockholders’ equity	102,724			51,453

Total Liabilities & Stockholders’ Equity	$732,590			$497,502

Net interest income		$31,109			$19,143

Interest-rate spread			3.59%			3.55%
Net interest margin			4.48%			4.11%
Ratio of average interest-bearing liabilities to average earning assets		77.3%			78.1%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$17,677	$4,911	$22,588
Other investments[1]	845	244	1,089
Federal funds sold	(738)	900	162

Total interest income	17,784	6,055	23,839

Increase (decrease) in interest expense:
NOW and Money Market deposits	3,261	2,170	5,431
Savings deposits	(13)	(15)	(28)
Time deposits	2,709	2,049	4,758
Other borrowings	1,644	68	1,712

Total interest expense	7,601	4,272	11,873

Total change in net interest income	$10,183	$1,783	$11,966

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

CAPITAL RESOURCES AND LIQUIDITY

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. As of December 31, 2007, there were no material commitments for capital expenditures, though such expenditures may be incurred in 2008 related to the expansion and buildout of new and existing facilities on the East Coast.

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

Consistent with the objective of operating a sound financial organization, the Company strives to maintain high capital ratios. Regulatory agencies including the State of Florida Department of Financial Services, the FDIC and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8.0% be held against total risk-adjusted assets. At December 31, 2007, the Company’s Tier 1 risk-based capital ratio was 10.14%, total risk-based capital ratio was 12.57%, and the Tier 1 leverage ratio was 10.24%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it quarterly with the subsidiary bank management and board of directors Asset/Liability Management Committees (ALCO). As of December 31, 2007, consolidated Company liquid assets were $52.1 million or 5.6% of consolidated deposits. It is the policy of the Banks to manage the liquidity ratio above 3%. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks and the Federal Home Loan Bank amounting to $117.9 million, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida – Southwest, Bank of Florida - Southeast and Bank of Florida – Tampa Bay may borrow up to 20%, 20% and 10%, respectively, of their outstanding assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. The measure of market risk associated with financial instruments is meaningful only when all related and offsetting on and off balance sheet transactions are aggregated, and the resulting net positions are identified.

The Company does not currently engage in trading or hedging activities and has not invested in interest-rate derivatives or entered into interest rate swaps. However, in support of its asset-liability management process the Company may implement derivatives hedging strategies in the future with the intent of reducing interest rate risk. Bank of Florida Corporation’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in “Note 20 – Fair Values of Financial Instruments” in the “Notes to Consolidated Financial Statements”.

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

The following is a consolidated maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2007 (In Thousands).

	0-90 DAYS	91-365 DAYS	1 - 3 YEARS	OVER 3 YEARS	TOTAL
Interest-earning assets:
Federal funds sold	$—	$—	$—	$—	$—
Interest-bearing deposits	217				217
Investment securities	3,900	7,728	9,374	17,006	38,008
Restricted securities	9,117				9,117
Loans	549,696	155,893	235,598	203,575	1,144,762

Total interest-earning assets	562,930	163,621	244,972	220,581	1,192,104

Interest-bearing demand deposits	424,351				424,351
Savings	6,124				6,124
Certificates of Deposit	130,021	194,944	68,116	9,876	402,957
Federal funds purchased	250				250
Other borrowings		71,800	26,000	73,290	171,090

Total interest-bearing liabilities	560,746	266,744	94,116	83,166	1,004,772

Interest Sensitivity Gap (rate-sensitive assets less rate-sensitive liabilities):
Interest sensitivity gap	$2,184	$(103,123)	$150,856	$137,415	$187,332

Cumulative interest sensitivity gap	2,184	(100,939)	49,917	187,332
Interest sensitivity gap ratio as a percent of total assets	0.17%	(7.87)%	11.51%	10.49%
Cumulative interest sensitivity gap ratio as a percent of total assets	0.17%	(7.70)%	3.81%	14.29%

At December 31, 2007, the Company had $726.5 million in interest sensitive assets compared to $827.5 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a negative gap position of $100.9 million (or (7.70%, expressed as a percentage of total assets). Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

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

Bank of Florida Corporation did not have any disagreements with accountants on accounting and financial disclosures during 2007, 2006, or 2005.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We have reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2007.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference.

Bank of Florida Corporation has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is posted on our website at www.bankofflorida.com and a copy will be provided free of charge, upon request to Arlette Yassa, Corporate Secretary, 110 E. Broward Boulevard, Suite 100, Ft. Lauderdale, Florida 33301, (954) 653-2000.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item appears in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Executive Compensation” and “Compensation Committee Report”, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item appears in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Stock Ownership” and “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees which will be billed for professional services by Hacker Johnson & Smith P.A. in connection with the audit of the annual financial statements and internal controls over financial reporting for the fiscal years ended December 31, 2007 and 2006 and the reviews of the financial statements included in the Company’s 2007 quarterly filings and the 2006 quarterly filings with the Securities and Exchange Commission was $246,000 and $196,000, respectively. Hacker, Johnson & Smith P.A. also billed the Company $8,000 in connection with the annual audit of the Company’s 401K plan in 2007. The aggregate fees billed for professional services by KPMG LLP in 2005 and 2004 in connection with the audit of the 2004 annual financial statements and the reviews of the financial statements related to the quarterly filings ended March 31, 2005 and June 30, 2005 and all of 2004 quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2005 and 2004 were $136,000 and $95,000, respectively.

Audit-Related and Other Fees: In 2007, Hacker, Johnson & Smith P. A. billed Bank of Florida Corporation approximately $10,000 related to vendor contracts in connection with the acquisition of Old Florida Bank Corporation. In 2005, KPMG LLP also billed Bank of Florida Corporation approximately $9,000, and Hill, Barth & King, LLC billed $9,800, for fees related to the common stock offering and conversion of preferred stock into common stock in the quarter ended June 30, 2005.

Tax Fees: The fees billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Bank of Florida Corporation’s 2007 and 2006 corporate consolidated tax returns and the final 2007 corporate tax return for Old Florida Bank is $23,000 and $16,000, respectively. In 2005, KPMG LLP also billed

Bank of Florida Corporation $15,450 for tax compliance and advice, including the preparation of Bank of Florida Corporation’s corporate tax returns. In 2004, KPMG LLP also billed Bank of Florida Corporation $14,000 for tax compliance and advice, including the preparation of Bank of Florida Corporation’s corporate tax returns.

In all instances, Hacker, Johnson, & Smith P.A.’s, KPMG LLP’s or Hill, Barth & King, LLC’s performance of those services was pre-approved by Bank of Florida Corporation’s Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 43 through 81.

•	Consolidated Financial Statements of Bank of Florida Corporation (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2007 and 2006;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2007, 2006 and 2005.

4.	Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by a (h) were previously filed as part of a Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by an (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by an (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
j.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

h.3.4	Amendment to Bylaws dated October 19, 2007

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant–1999 Offering

e.4.4	Form of Stock Purchase Warrant–2002 Offering

i.4.5	Form of Stock Purchase Warrant A–2004 Offering

i.4.6	Form of Stock Purchase Warrant B–2004 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

h.10.7	Change in Control Agreement of R. Moyle Fritz, Jr. dated September 20, 2007

h.10.8	Change in Control Agreement of Julie W. Husler dated September 20, 2007

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.10	Change in Control Agreement of Christopher Willman dated September 24, 2007

h.10.11	Change in Control Agreement of John B. James dated September 17, 2007

10.12	Change in Control Agreement of John S. Chaperon

n.10.15	Change in Control Agreement of Roberto Pelaez dated January 2007

10.18	Change in Control Agreement of Tracy L. Keegan

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002–President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002–President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002–Chief Financial Officer

Reports of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida:

We have audited the Bank of Florida Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

February 28, 2008

The Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida:

We have audited the accompanying consolidated balance sheets of Bank of Florida Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

February 28, 2008

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In Thousands, except share and per share data)

	2007	2006
ASSETS
Cash and due from banks	$17,171	$17,770
Interest-bearing deposits due from other banks	217	3,491
Federal funds sold	—	6,483

TOTAL CASH AND CASH EQUIVALENTS	17,388	27,744

Securities held to maturity	3,314	25
Securities available for sale	34,694	41,699
Loans held for sale	417	1,103

Loans held for investment	1,144,345	782,507
Less - Allowance for loan losses	14,431	7,833

Net loans held for investment	1,129,914	774,674

Federal Home Loan Bank (“FHLB”) and Federal Reserve stock, at cost	9,117	3,319
Premises and equipment, net	29,782	7,304
Accrued interest receivable	5,564	4,416
Cash Surrender Value of Life Insurance	3,383	3,249
Deferred Tax Asset	5,607	3,589
Goodwill	62,202	11,325
Intangible assets, net	3,395	2,506
Other assets	5,711	2,149

TOTAL ASSETS	$1,310,488	$883,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$937,116	$691,180
Federal funds purchased	250	—
Subordinated debt	16,000	11,000
FHLB Advances	155,090	42,500
Accrued interest payable	1,761	972
Accrued expenses and other liabilities	1,340	1,945

TOTAL LIABILITIES	1,111,557	747,597

Stockholders’ Equity
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at December 31, 2007 or 2006, respectively.	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,779,020 and 9,575,153 shares issued and outstanding at December 31, 2007 and 2006, respectively	128	96
Additional paid-in capital	199,576	139,854
Accumulated deficit	(1,808)	(4,551)
Accumulated other comprehensive income	1,035	106

TOTAL STOCKHOLDERS’ EQUITY	198,931	135,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,310,488	$883,102

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

(In Thousands, except share and per share data)

	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$81,145	$48,958	$26,370
Interest on securities and other	2,656	1,790	701
Interest on federal funds sold	354	1,582	1,420

TOTAL INTEREST INCOME	84,155	52,330	28,491

INTEREST EXPENSE
Interest on deposits	34,522	19,127	8,966
Interest on subordinated debt	1,972	812	302
Interest on other borrowings	4,437	1,282	80

TOTAL INTEREST EXPENSE	40,931	21,221	9,348

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	43,224	31,109	19,143
PROVISION FOR LOAN LOSSES	4,254	2,836	1,903

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,970	28,273	17,240

NONINTEREST INCOME
Service charges and fees	2,423	1,210	1,380
Trust fees	3,017	2,589	1,546
Gain on sale of loans, net	148	443	333

TOTAL NONINTEREST INCOME	5,588	4,242	3,259

NONINTEREST EXPENSES
Salaries and employee benefits	21,356	16,037	10,513
Occupancy	5,691	4,008	2,910
Equipment, depreciation and maintenance	2,399	1,573	1,216
Data processing	2,501	2,007	1,349
Stationary, postage and office supplies	925	667	532
Professional fees	1,541	694	1,081
Advertising, marketing and public relations	856	713	497
Other	4,711	2,886	1,246

TOTAL NONINTEREST EXPENSES	39,980	28,585	19,344

INCOME BEFORE INCOME TAXES (BENEFIT)	4,578	3,930	1,155
Income taxes (benefit)	1,835	1,611	(3,728)

NET INCOME	$2,743	$2,319	$4,883

NET INCOME PER SHARE: BASIC	$0.23	$0.29	$0.82

NET INCOME PER SHARE: DILUTED	$0.23	$0.28	$0.79

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	11,768,529	8,026,312	5,595,233

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	11,905,196	8,278,210	5,813,230

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	36,097	$3,610	4,835,632	$48	$49,817	$(11,479)	$(42)	$41,954
Net income						4,883		4,883
Exercise of stock options, warrants and other	—	—	27,797	—	384	—	—	384
Paid-in-capital from stock compensation expense	—	—	—	—	280	—	—	280
Common stock issued, net of offering costs of $739	—	—	915,000	9	12,978	—	—	12,987
Preferred stock dividends paid at a quarterly rate of 0.02 shares of preferred stock	1,251	125	—	—	—	(125)	—	—
Preferred stock converted to common at $15.78 per share	(25,090)	(2,509)	165,354	2	2,607	(100)	—	—
Redemption of preferred stock at $104.00 per share	(12,258)	(1,226)	—	—	—	(49)	—	(1,275)
Changes in fair value on available-for-sale securities, net of tax benefit	—	—	—	—	—	—	(152)	(152)

Balance, December 31, 2005	—	$—	5,943,783	$59	$66,066	$(6,870)	$(194)	$59,061
Net income	—	—				2,319		2,319
Exercise of stock options, warrants and other	—	—	68,152	1	803	—	—	804
Paid-in-capital from stock compensation expense	—	—	—	—	291	—	—	291
Tax benefit from stock options exercised	—	—	—	—	191	—	—	191
Common stock issued, net of offering costs of $3,970	—	—	2,875,000	29	57,814	—	—	57,843
Common stock issued in acquisition	—	—	688,218	7	14,689	—	—	14,696
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	300	300

Balance, December 31, 2006	—	$—	9,575,153	$96	$139,854	$(4,551)	$106	$135,505
Net income						2,743	—	2,743
Exercise of stock options, warrants and other	—	—	160,585	2	1,837	—	—	1,839
Paid-in-capital from stock compensation expense	—	—	—	—	350	—	—	350
Tax benefit from stock options exercised	—	—	—	—	397	—	—	397
Common stock issued in acquisition	—	—	3,043,282	30	57,138	—	—	57,168
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	870	870
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	—	—	59	59

Balance, December 31, 2007		$—	12,779,020	$128	$199,576	$(1,808)	$1,035	$198,931

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2007, 2006 and 2005

(In Thousands)

	Years ended December 31,
(In Thousands)	2007	2006	2005
Net income	$2,743	$2,319	$4,883
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the year, net of income taxes (benefit) of $38, $181 and $(117) in 2007, 2006, and 2005, respectively	59	300	(152)
Unrealized gains on interest rate swap:
Unrealized holding gains arising during the year, net of income taxes of $523 in 2007	870	—	—

Net unrealized gains (losses)	929	300	(152)

Comprehensive income	$3,672	$2,619	$4,731

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,743	$2,319	$4,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,161	1,442	1,227
Provision for loan losses	4,254	2,836	1,903
Accretion of deferred loan fees and costs, net	(1,276)	(990)	(419)
Accretion of premiums and discounts on investments, net	(79)	(36)	(42)
Gain on sale of loans held for sale, net	(148)	(443)	(333)
Originations of loans held for sale	76,459	(87,707)	(80,999)
Proceeds from sale of loans held for sale	(75,625)	88,370	80,009
Amortization of intangible assets	511	151	39
Increase in accrued interest receivable	(113)	(1,470)	(1,077)
Deferred income taxes (benefit)	(647)	1,089	(3,728)
Increase in cash surrender value of bank-owned life insurance	(134)	(121)	(107)
Increase in other assets	(567)	(987)	(57)
Stock compensation expense	350	291	280
Increase in accrued interest payable	292	620	165
(Decrease) increase in accrued expenses and other liabilities	(5,511)	(139)	686

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,670	5,225	2,430

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(150,541)	(235,708)	(159,318)
Acquisition of net assets, net of cash acquired	12,022	21	—
Proceeds from the sale of securities available for sale	16,142	22,299	—
Proceeds from maturing securities and principal payments on available-for-sale securities	9,747	1,797	333,175
Proceeds from sale of other real estate	1,500	—	—
Purchase of securities available for sale	(263)	(23,690)	(326,079)
(Purchase) repayment of restricted securities and bank-owned life insurance, net	(5,267)	(1,836)	121
Purchase of premises and equipment, net	(8,367)	(1,780)	(1,115)

NET CASH USED IN INVESTING ACTIVITIES	(125,027)	(238,897)	(153,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,775)	121,461	119,016
Proceeds from FHLB Advances	740, 199	89,000	20,000
Repayment of FHLB Advances	(627,659)	(58,000)	(17,000)
Proceeds from issuance of subordinated debt, net	—	—	9,000
Redemption of Series A preferred stock	—	—	(1,275)
Tax benefit from exercise of common stock options and warrants	397	191	—
Net proceeds from issuance or exercise of common stock	1,839	58,647	13,265

NET CASH PROVIDED BY FINANCING ACTIVITIES	112,001	211,299	143,006

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10.356)	(22,373)	(7,780)
CASH AND CASH EQUIVALENTS
Beginning of year	27,744	50,117	57,897

End of year	$17,388	$27,744	$50,117

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

Years ended December 31, 2007, 2006 and 2005

(In Thousands)

	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for -
Interest	$40,142	$20,601	$9,183

Taxes	$2,660	$200	$—

Noncash Transactions:
Unrealized holding gain (loss) on securities available for sale, net of taxes (benefit)	$59	$300	$(152)

Unrealized holding gain on interest rate swap, net of taxes	$870	$—	$—

Increase in preferred stock for dividends paid	$—	$—	$125

Preferred stock exchanged for common stock	$—	$—	$2,609

Tax benefit from exercise of common stock options and warrants	$—	$—	$106

Transfer of loans to other real estate	$2,850	$—	$—

Acquisition of Financial Institutions:
Fair value of investment securities available for sale acquired	$21,734	$23,556	$—

Fair value of premises and equipment acquired	$16,272	$250	$—

Fair value of loans acquired, net	$210,527	$60,016	$—

Core deposit intangible	$1,400	$1,732	$—

Goodwill	$50,796	$11,325	$—

Fair value of deferred tax assets acquired	$2,001	$908	$—

Fair value of other assets acquired	$1,829	$822	$—

Fair value of deposit liabilities assumed	$248,711	$74,639	$—

Fair value of FHLB advances and subordinated debentures assumed	$5,300	$8,500	$—

Fair value of accrued expenses and other liabilities assumed	$4,906	$795	$—

Common stock issued	$57,168	$14,696	$—

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash, demand balances due from banks, interest-bearing deposits due from other banks, and federal funds sold. These assets have original maturities of three months or less.

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

December 31, 2007, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The allowance for loan losses is established and maintained at levels deemed adequate to cover losses in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical peer bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued):

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

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial and commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114 and large groups of smaller balance homogeneous loans evaluated based on regulatory guidelines and historical bank loss experience which are adjusted for qualitative factors.

Foreclosed Assets:

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

December 31, 2007, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the 2005 cash flow statement was not adjusted to reflect current period presentation.

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

Income Per Common and Common Equivalent Share:

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets:

The Company tests goodwill for impairment annually. The test requires us to determine the fair value of our reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2007, (the goodwill impairment testing date) the fair value of our reporting unit was greater than its carrying value. Therefore, goodwill is not impaired. If the fair value of the reporting unit declines below the carrying amount, the Company would have to perform the second step of the impairment test. This step requires the Company to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation.

The Company reviews core deposit and other intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Acquisitions:

The Company accounts for business combinations using the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. Fair value may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

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

Derivative Financial Instruments:

The Company accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments (continued):

value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in fair values are reported in current period net income.

Prior to entering a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow edges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in net income.

Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principals, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. Management does not anticipate it will have a material impact on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued):

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39, which expands the scope of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit netting of the fair value asset recognized for a derivative instrument against the related liability for the obligation to return cash collateral, or netting of the fair value liability recognized for a derivative instrument against the related asset for the right to reclaim cash collateral, in situations where the FIN 39 netting criteria are met. This FSP is effective on January 1, 2008, with early adoption permitted. The effect of adopting this FSP will be recorded as a change in accounting principle through retrospective application to all periods presented. We do not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial position or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 2—INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Components used in computing income per share are summarized as follows (In Thousands, except share data):

	For the three Years ended December 31,
	2007			2006			2005
	Net Income	Weighted Average Shares Outstanding	Income Per Share	Net Income	Weighted Average Shares Outstanding	Income Per Share	Net Income	Weighted Average Shares Outstanding	Income Per Share
Net income	$2,743			$2,319			$4,883
Less preferred stock dividends and redemption premium	—			—			(274)

Income available to common shareholders–basic	2,743	11,768,529	$0.23	2,319	8,026,312	$0.29	4,609	5,595,233	$0.82
Dilutive effect of stock options outstanding		107,927	—		179,506	—		153,933	—
Dilutive effect of warrants outstanding		28,740	—		72,392	—		64,064	—

Income available to common shareholders–diluted	$2,743	11,905,196	$0.23	$2,319	8,278,210	$0.28	$4,609	5,813,230	$0.79

At December 31, 2007, there were 260,185 common stock options that were anti-dilutive and therefore not included in the above calculation.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 3—STOCK-BASED COMPENSATION (Continued)

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At December 31, 2007, there were 775,093 shares available for grant under the Plan.

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

The total fair value of shares vested and recognized as compensation expense was approximately $350,000 and $165,000 for the years ended December 31, 2007 and 2006, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $296,000 and $171,000, respectively. As of December 31, 2007 and 2006, the Company had 99,023 and 47,100 nonvested options outstanding and there was $935,000 and $498,000 of total unrecognized compensation cost related to these nonvested options, respectively. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 31, 2012.

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

The per share weighted-average fair value of stock options granted during 2007, 2006 and 2005 was $11.18, $11.76, and $10.19, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	48.03%	47.61%	40.00%
Risk free interest rate	4.67%	4.87%	4.20%
Expected life	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Stock option activity during the periods indicated was as follows (Dollars in Thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2004	446,949	$12.18
Granted	223,195	19.26
Exercised	(10,131)	10.87
Forfeited	(4,824)	12.76

Balance, December 31, 2005	655,189	$14.61
Granted	39,499	20.92
Exercised	(21,841)	12.95
Forfeited	(5,650)	19.83

Balance December 31, 2006	667,197	$15.40
Granted	90,150	19.22
Exercised	(65,437)	13.06
Forfeited	(90,782)	19.80

Balance, December 31, 2007	601,128	$15.60	6.4 years	$296

Exercisable, December 31, 2007	502,105	$14.75	5.8 years	$296

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 113,330 shares of common stock at an exercise price of $10 per share. These warrants were fully vested as of December 31, 2005 and will expire on August 24, 2009.

In connection with the opening of Bank of Florida—Southeast, the Company granted to certain organizers warrants to purchase 78,526 shares of common stock at an exercise price of $10 per share. The warrants were vesting in equal increments of 20% commencing on the first anniversary of the date of grant (July 31, 2002) and on each anniversary date thereafter until fully vested. The vesting period on these warrants was accelerated in December 2005. Warrants may be exercised in whole or in part for $10 per share beginning on the one year anniversary of the date of grant and expired on July 31, 2007.

In connection with the opening of a branch of the Bank of Florida—Southeast, in the Palm Beach area of Florida, the Company granted to Advisory Board members warrants to purchase 40,000 shares of common stock at an exercise price of $12.50 per share. The warrants vest in equal increments of 20% commencing on the date operations commenced (October 4, 2004) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $12.50 per share beginning on the commencement date and expiring October 4, 2009. Compensation expense totaling $38,000, $86,000 and $115,000 was recognized during 2007, 2006 and 2005, respectively, in connection with these warrants. In addition, compensation expense totaling $20,000, $40,000 and, $51,000 was recognized during 2007, 2006 and 2005, respectively, in connection with certain stock options which were also granted to these Advisory Board members during 2004.

As a result of the acquisition of Bank of Florida–Tampa Bay, the Company named certain individuals of an investor group as directors of Bank of Florida–Tampa Bay. These directors were awarded warrants to purchase 85,333 shares of common stock at an exercise price of $12.50. Twenty percent of the warrants became exercisable on the date that the bank opened for business (November 5, 2004), and twenty percent was scheduled to become exercisable on each of the four succeeding anniversaries of that date. The vesting period on these warrants was

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 3—STOCK-BASED COMPENSATION (Continued)

accelerated in December 2005. All of the warrants will expire on November 5, 2009. The Company may call the warrants if it or any of its subsidiaries is the subject of a formal capital call by a governmental agency. Compensation expense totaling $114,000 was recognized during 2005 in connection with these warrants. No compensation expense was incurred on these warrants in 2006.

At December 31, 2007 and December 31, 2006 warrants to purchase 146,731 and 241,879 common shares, respectively, at an average exercise price of $11.53 and $11.06, respectively, were outstanding. Of that amount, 131,531 and 226,679, respectively, were fully vested at December 31, 2007 and 2006, respectively. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. The following table summarizes information about the stock warrants outstanding for the periods indicated:

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE
Balance December 31, 2004	303,856	$11.03

Exercised	(15,666)	10.00
Balance, December 31, 2005	288,190	$11.09

Exercised	(46,311)	11.24
Balance December 31, 2006	241,879	$11.06
Exercised	(95,148)	10.46

Balance December 31, 2007	146,731	$11.53

NOTE 4—BUSINESS COMBINATIONS

On April 24, 2007, the Company completed the acquisition of Old Florida Bankshares, Inc., (“Old Florida”) in Fort Myers, Florida, by combining the operations of Old Florida’s subsidiary, Old Florida Bank with the Company’s wholly-owned subsidiary, Bank of Florida – Southwest. The acquisition of Old Florida meets one of our strategic objectives to expand into the adjacent Lee County marketplace. Old Florida shareholders were entitled to receive either 1.7915 shares of the Company’s common stock for each share of Old Florida held, $38.50 per share in cash, or a combination of stock and cash. The Company issued a total of 3,043,282 shares of common stock and cash consideration of approximately $16.3 million representing total consideration of $73.4 million. The Company recorded $52.2 million in intangible assets, of which $1.4 million was allocated to the core deposit intangible. This core deposit intangible is being amortized on a double declining balance basis over ten years. The remaining intangible of $50.8 million was allocated to goodwill.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 4—BUSINESS COMBINATIONS (Continued)

On August 25, 2006, the Company completed the acquisition of Bristol Bank (“Bristol”) in Coral Gables, Florida, by merging Bristol into the Company’s wholly-owned subsidiary, Bank of Florida – Southeast. The acquisition of Bristol Bank provided the Company entry into the dynamic Coral Gables market. The Coral Gables/Miami-Dade County demographics are expected to compliment the Company’s premium private-banking brand and entrepreneurial business model. The Company issued a total of 688,218 shares of common stock and cash consideration of approximately $6.8 million representing total consideration of $21.6 million. The Company recorded $13.1 million in intangible assets, of which $1.7 million was allocated to the core deposit intangible. The principal factors considered when valuing the core deposit intangible related to all acquisitions consists of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The remaining intangible of $11.4 million was allocated to goodwill. Subsequent to the initial recording of goodwill, there were $81,000 in adjustments.

The Company recorded acquired net assets of $73.4 million for Old Florida and $21.6 million for Bristol. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments (in thousands):

	Old Florida	Bristol Bank
Cash and due from banks	$4,432	$2,332
Securities	21,734	23,556
Federal funds sold	23,341	4,522
Net loans	210,527	60,016
Other assets	20,102	1,980
Goodwill	50,796	11,406
Core deposit intangible	1,400	1,732

Total assets acquired	$332,332	$105,544

Deposits	248,711	74,639
Federal Home Loan Bank advances	5,300	8,500
Other liabilities	4,905	876

Total liabilities assumed	258,916	84,015

Net assets acquired	$73,416	$21,529

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 4—BUSINESS COMBINATIONS (Continued)

A summary of changes in goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
Beginning Balance	$11,325		$—
Acquired Goodwill, net	50,796		11,325
Adjustments to goodwill	81	*	—

Ending Balance	$62,202		$11,325

*	The adjustments to goodwill recorded during 2007 consists primarily of contract termination costs.

The Company’s results of operations include the operations of Bristol and Old Florida since the acquisition date. The following table presents unaudited proforma results for the years ended December 31, 2007, 2006 and 2005. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (In Thousands, except per share amount).

	2007	2006	2005
Total revenue	$96,183	$84,379	$55,976
Net (loss) income	$(4,747)	$4,210	$7,352

Basic (loss) income per share	$(0.37)	$0.36	$0.79
Diluted (loss) income per share	$(0.37)	$0.35	$0.77

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 5—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (In Thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At December 31, 2007
Available for sale securities:
Mortgage-backed securities	$25,386	$300	$(56)	$25,630
U.S. Treasury securities and other U.S. agency obligations	9,042	32	(10)	9,064

Total Securities available for sale	$34,428	$332	$(66)	$34,694

Securities held to maturity-Other Bonds	$3,312	$14	$(12)	$3,314

Total Securities	$37,740	$346	$(78)	$38,008

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At December 31, 2006
Available for sale securities:
Mortgage-backed securities	$27,415	$378	$(96)	$27,697
U.S. Treasury securities and other U.S. agency obligations	14,038	8	(120)	13,926
Independent Bankers Bank stock	76	—	—	76

Total Securities available for sale	$41,529	$386	$(216)	$41,699

Securities held to maturity-Other Bonds	$25	$—	$—	$25

Total Securities	$41,554	$386	$(216)	$41,724

Proceeds from sales of securities available for sale for the year ended December 31, 2007 and 2006 totaled $16,142,000 and $22,299,000, respectively. There were no gains or losses recognized in connection with these sales. There were no sales of securities available for sale in 2005. There were securities pledged with a market value of $33,944,000 and $22,193,000 as collateral to the Federal Home Loan Bank as of December 31, 2007 and 2006, respectively. The Company did hold tax exempt securities and there were no investments in securities from a single issuer which exceeded ten percent of stockholders’ equity as of December 31, 2007 and 2006, respectively.

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

At December 31, 2007, there were twenty three out of thirty four securities at a loss position. The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 5—SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (In Thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In Thousands)
Securities available for sale:
Mortgage-backed securities	$—	$—	$(56)	$2,965
U.S. Treasury securities and other U.S. agency obligations	—	—	(10)	6,507

Total securities available for sale	$—	$—	$(66)	$9,472

Securities held to maturity	(12)	1,296	—	—

Total securities	$(12)	$1,296	$(66)	$9,472

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. As of December 31, 2007, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (In Thousands):

	Amortized Cost	Fair Value	Average Yield
Securities available for sale:
Due less than one year	$6,042	$6,032	3.97%
Due after one through five years	2,500	2,530	5.00%
Due after five through ten years	475	475	4.74%
Due after ten years	25	27	5.52%

Subtotal	9,042	9,064
Mortgage-backed securities	25,386	25,630	5.76%

Totals	$34,428	$34,694

	Amortized Cost	Fair Value	Average Yield
Securities held to maturity:
Due less than one year	$—	$—
Due after one through five years	500	500	4.02%
Due after five through ten years	702	703	4.06%
Due after ten years	1,798	1,799	4.14%

Subtotal	3,000	3,002
Independent Bankers Bank and Silverton Bank Stock	312	312	—

Totals	$3,312	$3,314

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 6—LOANS HELD FOR INVESTMENT

The composition of the loan portfolio at December 31 is as follows (In Thousands):

	2007	2006
Real estate:
Commercial real estate	$417,982	$241,931
Land and construction	397,299	303,950
One-to-four family residential	139,986	93,298
Multi-family	31,195	26,530

Total Real Estate Loans	$986,462	$665,709
Commercial Loans	93,648	66,087
Lines of credit	43,416	39,127
Consumer loans	22,519	12,835

Total Gross loans held for investment	1,146,045	783,758
Less: allowance for loan losses	(14,431)	(7,833)
Less: deferred loan fees, net	(1,700)	(1,251)

Total loans held for investment, net	$1,129,914	$774,674

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

	2007	2006
Impaired loans without a valuation allowance	$14,265	$3,824
Impaired loans with a valuation allowance	17,202	2,606

Total impaired loans	$31,467	$6,430

Valuation allowance related to impaired loans	$4,701	$130
Total nonaccrual loans	$13,752	$213
Total foreclosed assets	$1,350	$—
Total loans ninety days or more past due and still accruing	$440	$462

	2007	2006	2005
Average investment in impaired loans	$13,714	$2,491	$260
Interest income recognized on impaired loans	$916	$424	$37
Income that would have been recognized on non-accrual loans in accordance with their original terms	$840	$3	$18

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due.

At December 31, 2007 the primary source of repayment with respect to $31.4 million of the impaired loans is sale of the related collateral or the conversion of the existing debt into debt at another financial institution. The majority of these loans are located in Lee and Collier counties Florida.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 6—LOANS HELD FOR INVESTMENT (Continued)

With the uncertain real estate market in Collier and Lee counties, Florida obtaining refinancing or sale of the collateral may be difficult. It is likely many of these loans will be extended and may be modified. Management is closely monitoring these loans and believes the loan loss allowance related to these loans is adequate at December 31, 2007.

The activity in the allowance for loan losses for the years ended December 31 is as follows (In Thousands):

	2007	2006	2005
Balance at beginning of year	$7,833	$4,603	$2,817
Reserves related to acquisition	2,745	586	—
Provision charged to operations	4,254	2,836	1,903
Charge-offs	(438)	(204)	(122)
Recoveries	37	12	5

Balance at end of year	$14,431	$7,833	$4,603

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (In Thousands):

	2007	2006
Land	$6,820	$545
Building	9,986	1,056
Leasehold improvements	7,443	3,540
Furniture, fixtures and equipment	4,524	3,085
EDP equipment and software	5,600	3,077
Construction in Progress	2,186	219

Total premises and equipment	36,559	11,522
Less: accumulated depreciation and amortization	(6,777)	(4,218)

Total premises and equipment, net	$29,782	$7,304

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 8—INCOME TAXES

The allocation of federal and state income taxes between current and deferred for the years ending December 31, 2007, 2006 and 2005 are as follows (In Thousands):

	2007	2006	2005
Current income taxes:
Federal	$2,140	$447	$—
State	342	75	—

Total current	$2,482	$522	$—

Deferred income taxes (benefit):
Federal	$(552)	$930	$(3,350)
State	(95)	159	(378)

Total deferred	$(647)	$1,089	$(3,728)

Total income taxes (benefit)	$1,835	$1,611	(3,728)

At December 31, 2005, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration dates of the net operating loss carryforwards. Based upon that assessment, the Company reversed its valuation allowance on its deferred tax assets at December 31, 2005.

Income taxes (benefit) differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005 due to the following (In Thousands):

	2007		2006		2005
Computed taxes, at statutory rate	$1,557	34.0%	$1,336	34.0%	$393	34.0%
Increase (decrease) in income taxes resulting from:
Valuation allowance on deferred tax asset	—	—%	—	—%	(4,157)	(359.9)%
State income taxes, net of Federal tax benefit	163	3.6%	154	3.9	42	3.6%
FAS 123R stock option expense	45	1.0%	56	1.4%	—	—
Non-deductible meals & entertainment	56	1.2%	54	1.4%	30	2.6%
Tax exempt life insurance income	(45)	(1.0)%	(41)	(1.0)%	(40)	(3.5)%
Other disallowed expenses	59	1.3%	52	1.3%	4	0.4%

Total income taxes (benefit)	$1,835	40.1%	$1,611	41.0%	$(3,728)	(322.8)%

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 8—INCOME TAXES (Continued)

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (In Thousands):

Deferred tax assets:	2007	2006
Allowance for loan losses	$5,248	$2,927
Net operating loss carryforwards	2,393	1,098
Organizational and startup costs	84	91
Stock-based compensation	280	198
Loan Discount	967	—
Deferred Compensation	101	66
Other deferred tax assets	2	10
Alternative minimum tax credits	—	196

Deferred tax assets	9,075	4,586

Deferred tax liabilities:
Premises and equipment	(2,428)	(143)
Fair market value adjustments	(386)	(771)
Unrealized gain on securities available for sale	(101)	(64)
Unrealized gain on interest rate swap	(523)	—
Other deferred tax liabilities	(30)	(19)

Deferred tax liabilities	(3,468)	(997)

Deferred tax assets, net	$5,607	$3,589

At December 31, 2007, the Company had Federal and State tax net operating loss carryforwards of approximately $6,400,000, which were obtained through the Bristol Bank and Old Florida Bank acquisitions, expiring during 2020 through 2026. These net operating loss carryforwards have an annual limitation of approximately $1.2 million and it is anticipated that they will be utilized in their entirety.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Bristol Bank and Old Florida Bankshares Inc.

In connection with the acquisition of Bristol Bank, the Company recorded $11.4 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2012 is $242,000, $198,000, $162,000, $133,000, and $126,000, respectively. In connection with the acquisition of Old Florida, the Company recorded $50.8 million in goodwill and $1.4 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2012 is $224,000, $183,000, $149,000, $122,000, and $104,000 respectively.

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

December 31, 2007, 2006 and 2005

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

The changes in the carrying amount of other intangible assets for the year ended December 31, 2007 and 2006, respectively, are as follows (In Thousands):

	As of December 31, 2007			As of December 31, 2006
Identifiable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$3,132	$(584)	$2,548	$1,732	$(112)	$1,620
Other Intangibles	974	(127)	847	974	(88)	886

Total	$4,106	$(711)	$3,395	$2,706	$(200)	$2,506

NOTE 10—DEPOSITS

Deposits at December 31 are comprised of the following (In Thousands):

	2007	2006
Interest-bearing:
Money market	$364,985	$279,411
NOW	59,367	46,898
Savings	6,124	4,016
Certificates of deposit:
Less than $100,000	100,642	72,039
$100,000 or more	302,315	198,803

Total interest-bearing deposits	833,433	601,167
Demand (noninterest bearing)	103,683	90,013

Total deposits	$937,116	$691,180

The maturities on all certificates of deposit as of December 31, 2007 for each of the five successive years are as follows (In Thousands):

2008	$324,965
2009	44,953
2010	23,163
2011	5,709
2012	4,167

Total	$402,957

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 10—DEPOSITS (Continued)

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2007 (In Thousands):

		TIME CERTIFICATES OF DEPOSIT
Three months or less		$102,053
Four – six months		74,129
Seven – 12 months		75,732
Over 12 months		50,401

	Total	$302,315

Included in interest expense was $12,288,000, $3,689,000 and $1,927,000, which relates to interest on certificates of deposit of $100,000 or more for 2007, 2006 and 2005, respectively.

NOTE 11—SUBORDINATED DEBT

On October 7, 2005, Bank of Florida—Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2007 was 6.89%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida—Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida—Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southeast subsidiary.

On September 30, 2005, Bank of Florida—Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2007 was 7.49%. Bank of Florida—Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida- Southeast subsidiary.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2007 was 7.24%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southwest subsidiary.

On April 24, 2007, Bank of Florida – Southwest acquired, from the Old Florida acquisition, $5.0 million in subordinated debt with a maturity of June 30, 2015. Interest is payable quarterly in arrears, beginning June 30, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2007 was 6.73%. After June 30, 2010, the debt may be redeemed at the Bank’s option at any time. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southwest subsidiary.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by $200.4 million in assets consisting of $33.9 million of investment securities and a blanket lien on one-to-four family residential loans, helocs/second mortgages, multifamily dwellings and commercial real estate as of December 31, 2007. At December 31, 2007 and 2006, the Company had an unused credit line with the FHLB of $90.7 million and $59.4 million, respectively. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at December 31, 2007 and 2006, respectively (In Thousands):

	At December 31, 2007		At December 31, 2006
	Amount	Rate	Amount	Rate
Variable Rate, Daily maturity	$54,800	4.56%	$3,000	5.49%
Fixed Rate; Matures 1/22/2008	6,000	4.60	—	—
Fixed Rate; Matures 3/5/2008	5,000	5.05	—	—
Fixed Rate; Matures 6/24/2008	6,000	4.26	6,000	4.26
Variable Rate; Matures 5/14/2010[2]	9,000	4.12	—	—
Variable Rate; Matures 6/1/2010	7,000	4.77	—	—
Variable Rate; Matures 7/19/2010[3]	10,000	4.81	—	—
Fixed Rate; Matures 10/30/2011	290	1.50	—	—
Variable Rate; Matures 6/13/2011	—	—	25,000	5.87
Variable Rate; Matures 3/9/2012[4]	10,000	4.29	—	—
Variable Rate; Matures 3/19/2012[5]	10,000	4.29	—	—
Variable Rate; Matures 5/23/2012[6]	5,000	4.61	—	—
Variable Rate; Matures 6/1/2012	7,000	4.56	—	—
Variable Rate; Matures 7/19/2012[7]	10,000	4.78	—	—
Variable Rate; Matures 7/19/2012[2]	5,000	4.63	—	—
Variable Rate; Matures 7/23/2012	—	—	3,500	4.85
Variable Rate; Matures 7/21/2015	—	—	5,000	4.13
Variable Rate; Matures 5/15/2017[8]	5,000	4.09	—	—
Variable Rate; Matures 7/19/2017[2]	5,000	4.41	—	—

Total FHLB Advances	$155,090	4.50%	$42,500	5.33%

[2]	Advance includes a one time call option on May 14, 2008
[3]	Advance includes a one time call option on January 22, 2008
[4]	Advance includes a one time call option on March 10, 2008
[5]	Advance includes a one time call option on March 19, 2008
[6]	Advance includes a one time call option on May 23, 2008
[7]	Advance includes a one time call option on July 21, 2008
[8]	Advance includes a one time call option on February 15, 2008

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes certain derivative financial instruments. Stand alone derivative financial instruments such as interest-rate swaps, are used to economically hedge interest-rate risk related to the Company’s liabilities. These derivative instruments involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet as either derivative assets, derivative liabilities or trading activities for stand alone derivative financial instruments.

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.

Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

The Company entered into interest rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes the entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its floating rate loan portfolio. It is the Company’s objective to hedge the change in fair value of floating rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. The information pertaining to outstanding interest rate swap agreements used to hedge floating rate loans is as follows:

	December 31
	2007	2006
Notional amount	$45,000,000	—
Pay rate (Prime)	7.25%	—
Receive rate	7.51%	—
Maturity in years	5
Unrealized gain relating to interest-rate swaps	$1,393,000	—

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At December 31, 2007, the unrealized gain relating to the use of interest-rate swaps was recorded in derivate assets and liabilities in accordance with SFAS No. 133.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating lease agreements for certain bank offices, which expire on various dates through 2022. In addition, the Company has operating leases for office equipment, which expire on various dates through 2011. Certain of these leases require the payment of common area maintenance expenses and may also include renewal options. Rent expense was $3,682,000, $2,743,000 and $2,005,000 for 2007, 2006 and 2005, respectively.

Future minimum lease commitments, as of December 31, 2007 are as follows (In Thousands):

Year ending December 31st:
2008	$4,351
2009	4,086
2010	3,768
2011	3,572
2012	3,224
Thereafter	17,567

Total minimum payments required	$36,568

The Company entered into a Master Software License and Maintenance Agreement with Jack Henry and Associates (“Jack Henry”) for data processing services on March 16, 2007. This agreement has a six year term. Data Processing expense paid to Jack Henry was $403,000 for 2007.

The Company entered into a multi-bank service agreement with Computer Services, Inc. (“CSI”) for data processing services on October 15, 2004. This agreement had a five year expiration term with an automatic five year renewal options and was terminated in 3rd quarter 2007. Data processing expense paid to CSI was $412,000, $475,000 and $345,000 for 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had available $117.9 million in lines of credit with financial institutions, all of which are for variable rate borrowing. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, the Bank of Florida – Southwest may borrow up to 20%, while the Bank of Florida – Southeast and Bank of Florida – Tampa Bay each may borrow up to 10%, of their outstanding assets. Please refer to “Note-12 Federal Home Loan Bank Advances” of the “Notes to the Consolidated Financial Statements” for further information on these borrowings.

From time-to-time, we are involved in litigation arising in the ordinary course of our business. The Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

NOTE 15—BENEFIT PLANS

The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. The Company contributed to the Plan in the amounts of $454,000, 349,000 and $225,000 during 2007, 2006 and 2005, respectively. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

The Company has a supplemental executive retirement plan (the “Plan”) to provide supplemental income for certain key executives after their retirement. The Plan, which is unfunded, is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 15—BENEFIT PLANS (Continued)

certain number of years. In the event a participant leaves the employment of the Company before retirement, only the benefits vested through that date would be paid to the employee. The Plan also provides for 100% vesting in the event of a change in Company ownership. The Company has approximately $268,000 and $176,000 accrued at December 31, 2007 and 2006, respectively, towards this plan, which is included in other liabilities in the accompanying consolidated balance sheets.

The Company also purchased bank-life insurance (“BOLI”) policies on these plan participants. The BOLI is recorded at the amounts to be realized under the insurance contract, which represents the amounts contributed to the cash surrender value of the policies. The Company recognizes revenue from the investment returns from the BOLI and compensation expense for the amounts accrued toward the participants’ retirement fund. Revenue earned from the BOLI amounted to $134,000, $121,000, and $107,000 during the years ended December 31, 2007, 2006, and 2005 respectively. Such revenue is included in other income in the accompanying consolidated statements of operations. The Company recognized net earnings of $41,000, $67,000 and $8,400, consisting of earnings on bank-owned life insurance policies, net of compensation expenses accrued in connection with the Plan during 2007, 2006 and 2005, respectively.

NOTE 16—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks, Bank of Florida Trust Company, and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans is as follows (In Thousands):

	2007	2006
Loan balances at beginning of year	$35,873	$22,933
New loans	13,955	11,297
Advances (Repayments), net	(8,075)	1,643

Loan balances at end of year	$41,753	$35,873

The Banks also accept deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits are accepted on substantially the same terms as those of other depositors.

The Company engaged Centuric, LLC of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service primarily includes the purchase of computer hardware and software, telephones, network management services and disaster recovery. Ramon A. Rodriguez, a director of Bank of Florida Corporation, is a member of Centuric Group, LLC, the parent company of Centuric, LLC. Centuric, LLC is a consulting and outsourcing firm specializing in system integration, network management and security, disaster recovery and business contingency planning. The Company paid Centuric, LLC approximately $1,861,000, $1,077,000 and $632,000 in 2007, 2006, and 2005, respectively. Of the $1,861,000 and $1,077,000 paid to Centuric, LLC in 2007 and 2006, respectively, $871,800 and $549,000 was for the purchase of computer equipment and software, including set-up fees.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC. Citizens Reserve, LLC is principally owned by several directors of the Company. Monthly lease payments as of December 31, 2007 were $92,100. Total rent charged to operations under this lease was $1,100,000, $1,100,000 and $720,000 in 2007, 2006 and 2005, respectively. The lease term expires in 2012. Commitments under this lease agreement are included in NOTE 13.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

Bank of Florida – Southwest leases a banking facility in Bonita Springs, Florida from Brooks Landing, LLC. Brooks Landing, LLC is owned in part by directors Donald R. Barber, John B. James, and LaVonne Johnson. Monthly lease payments as of December 31, 2007 were $17,000. The lease will expire in 2021.

On September 22, 2006, Bank of Florida, Ft. Lauderdale signed a binding lease agreement for the new office facility in downtown Ft. Lauderdale. The lease commenced in November 2007 with 200 Brickell Associates, Ltd., of which Terry W. Stiles, a director of Bank of Florida Corporation, is a limited partner. The monthly lease payment as of December 2007 was $65,300.

Bank of Florida – Southeast engaged companies that had a relationship with Terry Stiles, Bank of Florida Corporation director, to buildout the new office facility in Downtown Ft. Lauderdale located at 200 SW 1st Avenue in addition to the new Coral Ridge branch office located at 2521 East Commercial Boulevard. Bank of Florida paid the various companies $1.2 million for their services. These services were approved by the Board of Directors.

The Company engaged Boran, Craig, Barber and Engel Construction Company, Inc. to buildout the 3 rd floor of the Colliers Reserve facility located at 1185 Immokalee Road, Naples, Florida. Bank of Florida paid $1.2 million for the design, architecture, and general contracting service. This service was approved by the Board of Directors. Donald R. Barber, a director of Bank of Florida – Southwest, is a principal of the Boran, Craig, Barber and Engel Construction Company, Inc .

On June 1, 2006, Bank of Florida – Tampa Bay signed a sublease agreement with Medi-Weight Loss Clinics, whereby they would sublease space from Bank of Florida – Tampa Bay for a period of three years. The lease commenced on June 1, 2006. Edward Kaloust, a director of Bank of Florida Corporation, is a managing member of Medi-Weight Loss Clinics. The Company received $59,232 in sublease income during 2007.

NOTE 17—STOCKHOLDERS’ EQUITY

On April 26, 2005, the Company completed a private placement offering through Allen & Company LLC, selling 915,000 shares of common stock at $15.00 a share to accredited investors. The shares of the Company’s common stock issued in conjunction with the private placement offering were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and are “restricted securities”. Such shares may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act or an applicable exception there from. The Company agreed to file a registration statement covering the resale of the Company’s common stock within 60 days from the date of the closing, with the registration statement being declared effective no later than 210 days after the closing date. The Company received approximately $13.0 million in net proceeds. The registration was declared effective on September 13, 2005.

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

December 31, 2007, 2006 and 2005

NOTE 18—REGULATORY MATTERS

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

At December 31 actual capital levels and minimum required levels were as follows (In Thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk weighted assets)
Consolidated	$157,205	12.57%	$100,040	8.00%	$—	N/A
Bank of Florida – Southwest	70,364	11.37%	49,506	8.00%	61,883	10.00%
Bank of Florida – Southeast	47,138	10.87%	34,679	8.00%	43,349	10.00%
Bank of Florida – Tampa Bay	22,070	10.96%	16,115	8.00%	20,144	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$126,774	10.14%	$50,020	4.00%	$—	N/A
Bank of Florida – Southwest	52,623	8.50%	24,753	4.00%	37,130	6.00%
Bank of Florida – Southeast	36,743	8.48%	17,340	4.00%	26,009	6.00%
Bank of Florida – Tampa Bay	20,221	10.04%	8,058	4.00%	12,086	6.00%
Tier 1 leverage (to average assets) – leverage ratio
Consolidated	$126,774	10.24%	$49,534	4.00%	$—	N/A
Bank of Florida – Southwest	52,623	8.48%	24,835	4.00%	31,044	5.00%
Bank of Florida – Southeast	36,743	8.25%	17,820	4.00%	22,275	5.00%
Bank of Florida – Tampa Bay	20,221	10.77%	7,510	4.00%	9,387	5.00%
2006
Total capital (to risk weighted assets)
Consolidated	$137,428	16.19%	$67,904	8.00%	$—	N/A
Bank of Florida – Southwest	39,795	10.60%	30,026	8.00%	$37,533	10.00%
Bank of Florida	36,485	10.60%	27,540	8.00%	$34,425	10.00%
Bank of Florida – Tampa Bay	18,881	14.34%	10,535	8.00%	13,169	10.00%
Tier 1 capital (to risk weighted assets)
Consolidated	$118,596	13.97%	$33,952	4.00%	$—	N/A
Bank of Florida – Southwest	31,331	8.35%	15,013	4.00%	22,520	6.00%
Bank of Florida	27,342	7.94%	13,770	4.00%	20,655	6.00%
Bank of Florida – Tampa Bay	17,656	13.41%	5,268	4.00%	7,901	6.00%
Tier 1 capital (to average assets) – leverage ratio
Consolidated	$118,596	13.95%	$34,014	4.00%	$—	N/A
Bank of Florida – Southwest	31,331	8.26%	15,168	4.00%	18,960	5.00%
Bank of Florida	27,342	7.48%	14,620	4.00%	18,276	5.00%
Bank of Florida – Tampa Bay	17,656	15.27%	4,625	4.00%	5,782	5.00%

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 18—REGULATORY MATTERS (Continued)

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

The Company was considered well capitalized as of December 31, 2007 and 2006. Management is not aware of any events or circumstances that have occurred since December 31, 2007 that would change the Company’s capital category.

NOTE 19—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. At December 31, 2007, these standby letters of credit are secured by real estate with a fair value of $1,100,000, Lines of Credit totaling $122,900 and $868,900 in DDA and Certificates of Deposits maintained by the Company.

The Companys’ exposure to off-balance sheet financial risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk (In Thousands):

	Contract Amount
	2007	2006
Unfunded commitments under lines of credit	$224,279	$215,912
Standby letters of credit	2,845	4,404
Commitments to extend credit	44,587	41,851

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 19—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (Continued)

The Company does not currently have any financial guarantees which must be disclosed pursuant to the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

NOTE 20—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Interest Rate Swap: The interest rate swap is recognized on the consolidated balance sheet at fair value. Fair value is based on quoted market prices.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 20—FAIR VALUES OF FINANCIAL INSTRUMENTS (Cont’d)

The following tables present the estimates of fair value of financial instruments as of December 31(In Thousands):

	2007
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$17,388	$17,388
Securities held to maturity	3,314	3,314
Securities available for sale	34,694	34,694
Loans held for sale	417	417
Net loans held for investment	1,129,914	1,176,802
Restricted Securities	9,117	9,117
Accrued interest receivable	5,564	5,565
Interest rate swap	1,394	1,394
Financial liabilities:
Deposits	937,116	950,546
Subordinated debt	16,000	16,000
Federal Home Loan Bank advances	155,090	157,436
Accrued interest payable	1,761	1,761
Off-balance sheet financial instruments, other than interest-rate swap	—	—

	2006
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$27,744	$27,744
Securities held to maturity	25	25
Securities available for sale	41,699	41,699
Loans held for sale	1,103	1,103
Net loans held for investment	774,674	772,785
Restricted securities	3,319	3,319
Accrued interest receivable	4,416	4,416
Financial liabilities:
Deposits	691,180	738,725
Subordinated debt	11,000	11,000
Federal Home Loan Bank advances	42,500	42,578
Accrued interest payable	972	972
Off-balance-sheet financial instruments	—	—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006

NOTE 21—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bank of Florida Corporation (parent company only) as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, is as follows (In Thousands):

BALANCE SHEETS

	December 31
	2007	2006
Assets:
Investment in and indebtedness of subsidiaries	$183,908	$96,096
Cash and due from banks	7,014	38,030
Premises and equipment	6,442	795
Other assets	2,316	1,280

TOTAL ASSETS	$199,680	$136,201

Liabilities:
Accrued expenses and other liabilities	$749	$696

Stockholders’ equity:
Preferred stock		—
Common stock	128	96
Additional paid-in capital	199,576	139,854
Accumulated deficit	(1,808)	(4,551)
Accumulated other comprehensive income	1,035	106

TOTAL STOCKHOLDERS’ EQUITY	198,931	135,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,680	$136,201

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2007	2006	2005
Income:
Interest on investment securities and other	$527	$736	$17
Loss on sale of assets	(32)	—	—
Holding Company service fee income	6,837	5,199	3,183

TOTAL INCOME	7,332	5,935	3,200

Expenses:
Salaries and employee benefits	6,497	5,933	3,926
Occupancy	1,504	1,162	753
General operating	3,104	2,309	1,642

TOTAL EXPENSES	11,105	9,404	6,321

(Loss) from operations before income tax benefit and equity in undistributed net income of subsidiaries	(3,773)	(3,469)	(3,121)
Income tax benefit	(1,348)	(1,208)	(974)

(Loss) before equity in undistributed net income of subsidiaries	(2,425)	(2,261)	(2,147)
Equity in undistributed net income of subsidiaries	5,168	4,580	7,030

NET INCOME	2,743	2,319	4,883
Accumulated deficit:
Preferred stock dividends	—	—	(125)
Premiums paid on redemption/conversion of Preferred stock	—	—	(149)
Beginning of year	(4,551)	(6,870)	(11,479)

End of year	$(1,808)	$(4,551)	$(6,870)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005

NOTE 21—CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,743	$2,319	$4,883
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(5,168)	(4,580)	(7,030)
Depreciation and amortization	510	241	179
Stock compensation expense	350	291	280
(Increase) Decrease in other assets	(91)	46	(1,055)
Increase in accrued expenses and other liabilities	53	401	200

NET CASH USED IN OPERATING ACTIVITIES	(1,603)	(1,282)	(2,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(25,168)	(23,018)	(6,324)
Purchase of premises and equipment	(6,157)	(489)	(270)

NET CASH USED IN INVESTING ACTIVITIES	(31,325)	(23,507)	(6,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	58,647	13,265
Tax benefit from stock options exercised	397	—	—
Exercise of stock options	1,515	—	—
Redemption of Series A preferred stock	—	—	(1,275)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,912	58,647	11,990

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,016)	33,858	2,853
Cash and cash equivalents:
Beginning of year	38,030	4,172	1,319

End of year	$7,014	$38,030	$4,172

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Date: March 3, 2008	By:	/s/ Michael L. McMullan
Michael L. McMullan
Principal Executive Officer

Date: March 3, 2008	By:	/s/ Tracy L. Keegan
Tracy Keegan
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ Michael L. McMullan	President, Chief Executive Officer, Director	March 3, 2008
Michael L. McMullan

/s/ Donald R . Barber	Director	March 3, 2008
Donald R. Barber

/s/ Joe B. Cox	Director	March 3, 2008
Joe B. Cox

/s/ H. Wayne Huizenga Jr.	Director	March 3, 2008
H. Wayne Huizenga, Jr.

/s/ John B. James	Director	March 3, 2008
John B. James

/s/ Edward. Kaloust	Director	March 3, 2008
Edward Kaloust

/s/ LaVonne Johnson	Director	March 3, 2008
LaVonne Johnson

/s/ Harry K. Moon	Director	March 3, 2008
Harry K. Moon, MD

/s/ Pierce T. Neese	Director	March 3, 2008
Pierce Neese

Signature	Title	Date

/s/ Michael T. Putziger	Director	March 3, 2008
Michael T. Putziger

/s/ Ramon Rodriguez	Director	March 3, 2008
Ramon A. Rodriguez

/s/ Terry W. Stiles	Director	March 3, 2008
Terry W. Stiles