Form 10-Q
period 2008-03-31
BANK OF FLORIDA CORP
filed 2008-05-09
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, as of April 30, 2008 was 12,779,020 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

($ In Thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$18,659	$17,171
Interest-bearing deposits due from other banks	40	217
Federal funds sold	18,831	—

TOTAL CASH AND CASH EQUIVALENTS	37,530	17,388
Securities held to maturity	3,314	3,314
Securities available for sale	77,761	34,694
Loans held for sale	18,286	417
Loans held for investment	1,156,186	1,144,345
Less: Allowance for loan losses	12,811	14,431

Net loans held for investment	1,143,375	1,129,914
Federal Home Loan Bank (“FHLB”) stock, at cost	9,778	9,117
Premises and equipment	30,152	29,782
Accrued interest receivable	5,142	5,564
Cash surrender value of life insurance	3,419	3,383
Deferred tax asset	3,834	5,607
Goodwill	61,960	62,202
Intangible assets, net	3,260	3,395
Other assets	6,223	5,711

TOTAL ASSETS	$1,404,034	$1,310,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,003,042	$937,116
Federal funds purchased	—	250
Subordinated Debt	16,000	16,000
Other borrowings	20,000	—
Federal home loan bank advances	162,286	155,090
Accrued interest payable	1,827	1,761
Accrued expenses and other liabilities	339	1,340

TOTAL LIABILITIES	1,203,494	1,111,557

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at March 31, 2008 and December 31, 2007.	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007.	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,779,020 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	128	128
Additional paid-in capital	199,651	199,576
Accumulated deficit	(1,575)	(1,808)
Accumulated other comprehensive income	2,336	1,035

TOTAL STOCKHOLDERS’ EQUITY	200,540	198,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,404,034	$1,310,488

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(In Thousands, except share data, unaudited)

	Three-months ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$20,193	$16,013
Interest on securities and other	704	616
Interest on federal funds sold	28	102

TOTAL INTEREST INCOME	20,925	16,731

INTEREST EXPENSE
Interest on deposits	8,309	6,650
Interest on subordinated debt and other	295	207
Interest on Federal Home Loan Bank advances	1,586	742

TOTAL INTEREST EXPENSE	10,190	7,599

NET INTEREST INCOME	10,735	9,132
PROVISION FOR LOAN LOSSES	687	576

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,048	8,556

NONINTEREST INCOME
Service charges and fees	494	468
Trust fees	740	716
Gain on sale of assets, net	62	76

TOTAL NONINTEREST INCOME	1,296	1,260

NONINTEREST EXPENSES
Salaries and employee benefits	5,494	4,558
Occupancy	1,720	1,145
Equipment rental, depreciation and maintenance	813	417
Data processing	571	595
Stationary, postage and office supplies	229	178
Professional fees	510	371
Advertising, marketing and public relations	188	239
Other	1,427	851

TOTAL NONINTEREST EXPENSES	10,952	8,354

INCOME BEFORE INCOME TAXES	392	1,462
Income taxes	159	597

NET INCOME	$233	$865

NET INCOME PER SHARE: BASIC	$0.02	$0.09

NET INCOME PER SHARE: DILUTED	$0.02	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	12,779,020	9,588,972

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	12,779,376	9,794,468

DIVIDENDS PER SHARE	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2007 and the Three-Months Ended March 31, 2008 (Unaudited)

(In Thousands, except share and per share data;)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2006	9,575,153	$96	139,854	$(4,551)	$106	$135,505
Net income				2,743	—	2,743
Exercise of stock options, warrants and other	160,585	2	1,837	—	—	1,839
Paid-in-capital from stock compensation expense	—	—	350	—	—	350
Tax benefit from stock options exercised	—	—	397	—	—	397
Common stock issued in acquisition	3,043,282	30	57,138	—	—	57,168
Changes in fair value of interest rate swap, net of tax	—	—	—	—	870	870
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	59	59

Balance, December 31, 2007	12,779,020	$128	$199,576	$(1,808)	$1,035	$198,931
Net income				233	—	233
Paid-in-capital from stock compensation expense	—	—	75	—	—	75
Changes in fair value of interest rate swap, net of tax	—	—	—	—	1,081	1,081
Changes in fair value on available for sale securities, net of tax	—	—	—	—	220	220

Balance as of March 31, 2008	12,779,020	$128	$199,651	$(1,575)	$2,336	$200,540

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, unaudited)

	Three-months ended March 31,
	2008	2007
Net income	$233	$865

Other comprehensive income:

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of income taxes of $134 in 2008 and $17 in 2007, respectively	220	28

Unrealized gains on interest rate swap:
Unrealized holding gains arising during the period, net of income taxes of $656 in 2008	1,081	—

Comprehensive income	$1,534	$893

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2008 and 2007

(In Thousands)

	(Unaudited) Three-Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$233	$865
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	777	385
Provision for loan losses	687	576
Accretion of deferred loan fees and costs, net	(358)	(284)
Accretion of premiums and discounts on investments, net	(30)	(24)
Loss on sale of fixed assets, net	23	—
Gain on sale of other real estate owned, net	(26)	—
Gain on sale of loans held for sale, net	(59)	(76)
Originations of loans held for sale	(14,697)	(14,710)
Proceeds from sale of loans held for sale	12,129	15,134
Amortization of intangible assets	135	90
Decrease in accrued interest receivable	422	281
Deferred income taxes (benefit)	990	(147)
Increase in cash surrender value of bank-owned life insurance	(36)	(36)
Decrease (increase) in other assets	(6)	(398)
Stock compensation expense	75	94
Increase (decrease) in accrued interest payable	66	(97)
Decrease in accrued expenses and other liabilities	(1,031)	(260)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(706)	1,393

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(29,002)	(47,855)
Purchase of securities available for sale	(50,012)	—
Purchase of FHLB stock	(661)	(1,429)
Proceeds from maturing securities and principal payments on available-for-sale securities	7,327	2,303
Proceeds from sale of other real estate	1,494	—
Disposals of premises and equipment	33	—
Purchase of premises and equipment, net	(1,203)	(520)

NET CASH USED IN INVESTING ACTIVITIES	(72,024)	(47,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	65,926	27,404
Proceeds from other borrowings (net)	19,750	—
Proceeds from FHLB Advances	309,500	128,750
Repayment of FHLB Advances	(302,304)	(101,750)
Tax benefit from exercise of common stock options and warrants	—	84
Net proceeds from issuance of common stock	—	452

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,872	54,940

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,142	8,832
CASH AND CASH EQUIVALENTS:
Beginning of period	17,388	27,744

End of period	$37,530	$36,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$10,124	$7,696

Taxes	$200	$90

Noncash Transactions:
Unrealized holding gain on securities available-for-sale	$220	$28

Unrealized holding gain on derivatives	$1,081	—

Increase in Goodwill	$242	$67

Transfer of Loans to Other Real Estate Owned	$242	$—

Transfer of Loans to Held for Sale	$15,242	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, Bank of Florida – Tampa Bay (collectively, the “Banks”), and Bank of Florida Trust Company (the “Trust Company”). All significant intercompany balances and transactions have been eliminated.

The Company’s primary source of income is from the Banks and the Trust Company. The Banks provide a broad range of commercial and consumer banking services primarily within the Naples, Ft. Lauderdale, Palm Beach, Miami-Dade and Tampa Bay areas of Florida. The Banks are subject to regulation by both the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

The Trust Company offers investment management, trust administration, estate planning, and financial planning services. The assets under advice of Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007, and the stockholders’ equity for the three and twelve months ended March 31, 2008 and December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2008 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The 2006 Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the 2006 Plan. Each stock option granted under the 2006 Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

employee. The committee shall determine the period during which stock options vest at the date of grant. The 2006 Plan will terminate on June 8, 2016. At March 31, 2008, there were 760,l93 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended March 31, 2008 and 2007 was $71,000 and $76,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of March 31, 2008, the Company had 101,703 nonvested options outstanding and there was $951,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 31, 2012.

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

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $6.19 and $11.64, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the three months ended March 31,
	2008	2007
Expected dividend yield	—	—
Expected volatility	56.39%	49.00%
Risk-free interest rate	3.25%	4.69%
Expected life	7 years	7 years

There were no options exercised in the first quarter of 2008. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $75,000. Stock option activity during the three months ended March 31, 2008 was as follows (in thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2007	601,128	$15.60		$
Granted	20,500	10.40
Exercised	—	—
Forfeited	(16,455)	16.28

Balance, March 31, 2008	605,173	15.40	6.2 years		8

Exercisable, March 31, 2008	503,470	14.85	5.6 years		8

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries. At March 31, 2008 and December 31, 2007 warrants to purchase 146,731 common shares, respectively, at an average exercise price of $11.53 were outstanding. Of that amount, 131,531 were fully vested at March 31, 2008 and December 31, 2007. Compensation expense totaling $4,000 and $18,000 was recognized during the three months ended March 31, 2008 and 2007, respectively in connection with certain of these warrants (in thousands, except per share data).

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 2007	146,731	$11.53
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance March 31, 2008	146,731	11.53

NOTE 3—Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activity (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not believe this Statement will not have a material effect on the Company’s consolidated financial statements.

NOTE 4—Income Per Share

Basic income per share represents net income divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing income per share for the three months ended March 31, 2008 and 2007, are summarized as follows (in thousands, except per share data):

	For the three months ended March 31,
	2008			2007
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Net income	$233	12,779,020	0.02	$865	9,588,972	$0.09
Dilutive effect of stock options outstanding	—	300	—	—	144,847	—
Dilutive effect of warrants outstanding	—	56	—	—	60,649	—

Income available to common shareholders – diluted	$233	12,779,376	0.02	$865	9,794,468	$0.09

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Income Per Share (cont’d)

During the three months ended March 31, 2008, certain stock options were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

Three-months ended March 31, 2008
Number of Shares	442,273
Weighted Average Exercise Price	$17.39

NOTE 5—Goodwill and Other Intangible Assets

Acquisition of Bristol Bank and Old Florida Bankshares Inc. (“Old Florida”)

In connection with the acquisition of Bristol Bank, the Company recorded $11.4 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2012 is $242,000, $198,000, $162,000, $133,000, and $126,000, respectively. In connection with the acquisition of Old Florida, the Company recorded $50.6 million in goodwill and $1.4 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2012 is $224,000, $183,000, $149,000, $122,000, and $104,000 respectively.

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

The Company does not believe this acquisition was a business combination pursuant to the provisions of SFAS No. 141, “Accounting for Business Combinations,” but rather an acquisition of net assets. Accordingly, the excess of fair value of the liabilities assumed over the fair value of the assets acquired of $974,000 was allocated to an amortizable identifiable intangible. This intangible is being amortized on a straight-line basis over 25 years. The estimated amortization expense for each of the five succeeding years ending December 31st is $39,000 per year.

The carrying amounts of other intangible assets at March 31, 2008 and December 31, 2007, are as follows (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Core Deposit Intangibles	$3,132	(710)	2,422	$3,132	$(584)	$2,548
Other Intangibles	974	(136)	838	974	(127)	847

Total	$4,106	(846)	3,260	$4,106	$(711)	$3,395

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Business Combination

The Company’s results of operations includes the operations of Old Florida since the acquisition date (April 24, 2007). The following table presents unaudited proforma results for the Company and Old Florida for the three months ended March 31, 2007. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (in thousands, except per share amount).

Three months ended March 31, 2007
Total revenue	$23,510
Net loss	$(1,954)
Basic loss per share	$(0.15)
Diluted loss per share	$(0.15)

NOTE 7—Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“FAS 157”). FAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market. An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and March 31, 2008 and obtained from a recognized investment brokerage house. These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these securities.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines that were in effect prior to the adoption of FAS 157. These assets include securities that are available for sale and are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair value are recorded in other comprehensive income. Fair values of derivative instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility.

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at the end of the recent quarter (in thousands).

		Fair Value Measurements at Report Date Using

	Fair Value Measurements 03/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Securities available for sale	$77,761	—	$77,761	—
Derivative assets	3,126	—	3,126	—

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Nonrecurring fair value adjustments to loans reflects full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.

During the first quarter of 2008, the Bank recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and other real estate owned). For assets measured at fair value on a nonrecurring basis in the first quarter of 2008 that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end (in thousands).

	Carrying value at March 31, 2008

	Carrying Value 03/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Loans	$38,144	—	—	$38,144

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—Derivative Financial Instruments

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

	March 31
	2008	2007
Notional amount	$45,000,000	—
Pay rate (Prime)	5.25%	—
Receive rate (Fixed)	7.51%	—
Maturity in years	5
Unrealized gain relating to interest-rate swaps	$1,951,000	—

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At March 31, 2008, the unrealized gain relating to the use of interest-rate swaps was recorded in derivate assets and liabilities in accordance with SFAS No. 133.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income for the three months ended March 31, 2008 and 2007, net of tax (in thousands):

	Securities	Derivatives	Total
Balance, December 31, 2007	$165	$870	$1,035
Change in fair value recorded in accumulated other comprehensive income	220	1,081	1,301

Balance, March 31, 2008	$385	$1,951	$2,336

	Securities	Derivatives	Total
Balance, December 31, 2006	$105	$—	$105
Change in fair value recorded in accumulated other comprehensive income	28	—	28

Balance, March 31, 2007	$133	$—	$133

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

(Unaudited)

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	March 31, 2008	Dec. 31, 2007		Sept. 30, 2007	June 30, 2007	March 31, 2007
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$20,925	$22,445		$$23,727	$21,251	$16,731
Total interest expense	10,190	11,441		11,773	10,119	7,599

Net interest income before provision for loan losses	10,735	11,004		11,954	11,132	9,132
Provision for loan losses	687	2,717		336	624	576

Net interest income after provision for loan losses	10,048	8,287		11,618	10,508	8,556
Noninterest income	1,296	1,765		1,263	1,301	1,260
Noninterest expense	10,952	11,662		10,220	9,745	8,354

Net income (loss) before income taxes (benefit)	392	(1,610)		2,661	2,064	1,462
Income taxes (benefit)	159	(640)		1,054	824	597

Net income (loss)	$233	$(970)		$1,607	1,240	865

Share Data:
Basic income (loss) per share	$0.02	$(0.08)		$0.13	$0.10	$0.09
Diluted income (loss) per share	0.02	(0.08)		0.12	0.10	0.09
Weighted-average shares outstanding - basic	12,779,020	12,779,020		12,765,269	11,894,312	9,588,972
Weighted-average shares outstanding - diluted	12,779,376	12,845,424		12,874,038	12,060,332	9,794,468
Total shares outstanding	12,779,020	12,779,020		12,779,020	12,726,131	9,610,069
Book value per common share (period end)	15.69	15.57		15.55	15.40	14.26

Balance Sheet Data:
Total assets	$1,404,034	1,310,488		$1,323,415	$1,280,984	$938,739
Total cash and cash equivalents	37,530	17,388		17,675	34,094	36,576
Interest-earning assets	1,284,195	1,192,104		1,202,796	1,164,703	899,205
Investment securities	81,075	38,008		40,815	42,290	39,490
Loans, net	1,174,472	1,144,762		1,152,263	1,106,375	831,195
Allowance for loan losses	12,811	14,431		11,754	11,804	8,203
Intangible assets	65,220	65,597		64,451	63,146	13,808
Deposit accounts	1,003,042	937,116		985,149	970,296	718,584
Other borrowings	198,286	171,090		135,294	110,798	80,500
Stockholders’ equity	200,540	198,931		198,763	196,032	137,028

Performance Ratios:
Return on average assets	0.07%	(0.30	) %	0.49%	0.42%	0.38%
Return on average common stockholders’ equity	0.47	(1.94)		3.27	2.75	2.53
Interest-rate spread during the period	3.01	3.16		3.23	3.21	3.24
Net interest margin	3.62	3.98		3.96	4.10	4.25
Efficiency ratio [1]	91.01	81.91		77.32	78.38	80.39

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.09%	1.26%		1.02%	1.07%	0.99%
Allowance for loan losses to nonperforming loans	68.76	101.69		206.32	237.58	418.28
Net charge-offs to average loans	0.74	0.04		0.06	0.00	0.10
Nonperforming assets to period end total assets	1.33	1.19		0.54	0.39	0.21

Capital and Liquidity Ratios:
Average equity to average assets	15.14%	15.08%		14.86%	15.26%	14.93%
Leverage (4.00% required minimum)	10.31	10.24		10.42	11.59	13.38

Risk-based capital:
Tier 1	10.09%	10.14%		10.36%	10.57%	13.23%
Total	12.33	12.57		12.57	12.84	15.35
Average loans held for investment to average deposits	120.79	117.31		120.19	114.74	115.63

Trust Assets Under Advice:
Total assets under advice	$479,607	$499,350		$502,383	$514,192	$510,980
Trust fee income	740	789		790	722	716
Trust fees as a % of average assets under advice (annualized)	0.62%	0.63%		0.63%	0.56%	0.62%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance and could cause actual results for fiscal 2008 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bank of Florida Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.4 billion financial services company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks.

The primary market areas of the Company are among the fastest growing markets in Florida. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest), Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida—Southeast), and Hillsborough and Pinellas Counties in the Tampa Bay area (served by Bank of Florida – Tampa Bay). The high population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute more than 50% of the deposit market share in the state of Florida.

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

Allowance for Loan Losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

EXECUTIVE SUMMARY

Total Assets grew to $1.4 billion at March 31, 2008, up $93.5 million or 7% from December 31, 2007, primarily as a result of loan growth, security purchases and federal funds sold. Loans climbed $29.7 million or 2.6% during the first three months of this year, investments securities increased $43.1 million or 113%, and federal funds sold increased to $18.8 million. Total deposits increased $65.9 million to $1 billion. Core deposits decreased $6.6 million while certificates of deposit increased $72.5 million. Book value per share rose to $15.69, up $.12 over the last three months.

The Company realized first quarter net income of $233 thousand, or $0.02 per diluted share, a 77% decrease compared to the same period in 2007 with nearly 3.0 million in higher average shares outstanding. The decrease in net income was primarily associated with higher personnel, occupancy and equipment expenses.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $96.6 million at March 31, 2008, an increase of $61.9 million or 64% over that held at December 31, 2007.

Federal Funds sold totaled $18.8 million at March 31, 2008, an increase of $18.8 million from December 31, 2007. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first three months of 2008 was 2.73%, down 259 basis points compared to the first three months of 2007.

Conversely, securities available for sale totaled $77.8 million, an increase of $43.1 million from the level held at December 31, 2007. The Company had $3.3 million classified as held to maturity at March 31, 2008 and December 31, 2007. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at March 31, 2008 or December 31, 2007.

Loans

Total gross loans, including loans held for sale, totaled $1.2 billion at March 31, up $29.7 million or 3% for the first three months of 2008. Construction loans, largely secured by commercial real estate, totaled $386.2 million (32.9% of total loans) at March 31, 2008, down $11.1 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $37.1 million and also total 41.3% of total loans outstanding, while commercial and industrial loans climbed $3.7 million to approximately 8.3% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $139.0 million (11.8% of total loans), down $1.2 million from year-end. Consumer lines of credit and installment and other loans increased to $1.2 million (5.7% of total loans).

Asset quality

The Company’s nonperforming loans (nonaccrual and 90+ days past due) totaled $18.6 million at March 31, 2008 or 1.59% of total loans outstanding. Thirty-to-ninety day delinquent loans were $20.4 million or 1.74% of loans outstanding at March 31, 2008, an increase of $17.7 million in total loan delinquencies from December 31, 2007. There were $2.1 million in net charge-offs for the first three months of 2008, primarily associated with the specific reserves the Company recorded in the fourth quarter of 2007, resulting in net charge-offs to average loans of 0.74%, an increase of 0.64% from the first three months of 2007.

Deposits

Total deposits rose $65.9 million or 7% during the first quarter of 2008 to $1 billion. Core deposits, which exclude all CDs, declined $6.6 million or 1% in the past 90 days, with strong growth in certificates of deposit accounts (up $72.5 million or 18%) more than offsetting the decline in money market and NOW accounts.

The annualized average rate paid on total interest bearing deposits during the first three months of 2008 was 4.01%, a decrease of 40 basis points compared to the first quarter last year. This decrease resulted primarily from lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At March 31, 2008 borrowings totaled $198.3 million, an increase of $27.2 million compared to December 31, 2007. Total borrowings at March 31, 2008 consisted of $20.0 million of other borrowings, $16.0 million of subordinated debt and $162.3 million of FHLB Advances compared to $16.0 million of subordinated debt and $155.1 million of FHLB advances, respectively, at the end of 2007. All of the Company’s borrowings are long-term with maturities ranging from April 2008 through July 2017.

Stockholders’ equity

Total stockholders’ equity was $200.5 million at March 31, 2008 a $1.6 million increase since December 31, 2007. Book value per share was $15.69 at March 31 while the tangible book value per share was $10.59. The Company’s Tier 1 leverage ratio increased 7 basis points to 10.31% at March 31, 2008 and is still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2008 Compared to First Quarter 2007

Consolidated net income for the first quarter of 2008 totaled $233 thousand, a decrease of $632 thousand or 73% compared to first quarter 2007. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) climbed $1.6 million or 15.8%, primarily driven by net interest income, resulting from $385.0 million or 42.8% growth in earning assets.

The $1.6 million increase in top-line revenue against a $2.6 million or 31% increase in noninterest expense resulted in an efficiency ratio for the quarter of 91.01%. The increase in noninterest expense relates to personnel, occupancy and equipment costs. The provision for loan losses increased $111,000 compared to the same period last year.

Net interest income

Net interest income in the first quarter totaled $10.7 million, up $1.6 million or 17.6% greater than the first quarter of 2007. The improvement in net interest income is due to a $322 million increase in average interest-earning assets, partially offset by a 63 basis point decline in the net interest margin, to 3.62%. The spread between the yield on earning assets and cost of interest-bearing liabilities also narrowed when comparing first quarter 2008 versus first quarter 2007. The yield on earning assets decreased 73 basis points over the same period last year to 7.05%, with continued pressures from a declining rate environment as interest bearing liabilities repriced during the quarter resulted in a 50 basis point decrease in the cost of funds to 4.04%.

Noninterest income

Noninterest income was $1.3 million in the first quarter of 2008, a $36 thousand or 2.9% increase over the same quarter last year. This increase was primarily the result of a steady improvement in trust revenues. First quarter 2008 trust fees were $740,000 compared to $716,000 for the first quarter of the prior year. Over the past twelve months, assets under advice have declined $31.4 million or 6.1% to $479.6 million at March 31st. Service charges and other fee income increased $26,000 over the first quarter of 2007. These improvements offset the $14,000 reduction in gain on sale of assets primarily related to loans sold in the secondary market.

Noninterest expense

Noninterest expense totaled $11.0 million for the first quarter of 2008 compared to $8.4 million for the comparable quarter last year. This increase reflected a 31.1% or $2.6 million increase compared to first quarter 2007. Approximately $936,000 of the increase over the same period last year occurred in personnel expense, caused by additions to staff in support of the Company’s growth. Approximately $971,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases, which are also attributable to the growth of the Company, occurred in the areas of professional fees ($135,000), and regulatory assessments ($182,000).

Provision and Allowance for Loan Losses

The first quarter provision for loan losses was $687,000, up $111,000 (19.3%) from first quarter 2007. At March 31, 2008, the loan loss allowance was 1.09% of total loans and .7 times the level of nonperforming loans. There were $2.1 million in net chargeoffs in the first quarter of 2008, resulting in net chargeoffs to average loans of .74%.

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

At March 31, 2008, the Company had $162.3 million in outstanding borrowings from the FHLB of its present $216.5 million line, and there was $72.6 million in other available lines from correspondents.

Management regularly reviews the Banks’ liquidity position and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Asset Liability and Interest Rate Risk Management

The objective of the Company’s Asset Liability and Interest Rate Risk strategies is to identify and manage the sensitivity of net interest income to changing interest rates and to minimize the interest rate risk between interest-earning assets and interest-bearing liabilities at various maturities. This is to be done in conjunction with the need to maintain adequate liquidity and the overall goal of maximizing net interest income.

The Company manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee (“ALCO”) of the Bank. The ALCO meets quarterly and has the responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing the interest rate sensitivity of the Company. ALCO tries to minimize interest rate risk between interest-earning assets and interest-bearing liabilities by attempting to minimize wide fluctuations in net interest income due to interest rate movements. The ability to control these fluctuations has a direct impact on the profitability of the Company. Management monitors this activity on a regular basis through analysis of its portfolios to determine the difference between rate sensitive assets and rate sensitive liabilities.

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate re-pricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they re-price more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates.

The Company entered into interest rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on cash flows from certain loans. Management believes the entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its floating rate loan portfolio. It is the Company’s objective to hedge the change in fair value of floating rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

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

The Company and subsidiary Banks were all considered well capitalized as of March 31, 2008. The Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio was 10.31%, 10.09% and 12.33%, respectively as of March 31, 2008.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2008, follows (in thousands):

Contract Amount
Standby letters of credit	$2,949
Undisbursed lines of credit	209,225
Commitments to extend credit	61,049

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2007, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe there have been no significant changes in our market risk exposure since December 31, 2007.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2007.

(c)	Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on March 24, 1999, File No. 333-74997. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by a (h) were previously filed as part of a Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by an (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by an (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
j.3.1	Amended and Restated Articles of Incorporation

a.3.2	Bylaws

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

h.3.4	Amendment to Bylaws dated October 19, 2007

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A—2004 Offering

i.4.6	Form of Stock Purchase Warrant B—2004 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

h.10.7	Change in Control Agreement of R. Moyle Fritz, Jr. dated September 20, 2007

h.10.8	Change in Control Agreement of Julie W. Husler dated September 20, 2007

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.10	Change in Control Agreement of Christopher Willman dated September 24, 2007

h.10.11	Change in Control Agreement of John B. James dated September 17, 2007

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

n.10.15	Change in Control Agreement of Roberto Pelaez dated January 2007

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: May 6, 2008	By:	/s/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2008	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial Officer)