Form 10-Q
period 2008-06-30
BANK OF FLORIDA CORP
filed 2008-08-07
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the Registrant’s common stock, as of July 31, 2008 was 12,779,020 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(In Thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$16,449	$14,357
Interest-bearing deposits due from other banks	553	3,031
Federal funds sold	250	-

TOTAL CASH AND CASH EQUIVALENTS	17,252	17,388

Securities held to maturity	3,315	3,314
Securities available for sale	89,227	34,694
Loans held for sale	6,629	417

Loans held for investment	1,185,104	1,144,345
Less: Allowance for loan losses	13,232	14,431

NET LOANS HELD FOR INVESTMENT	1,171,872	1,129,914

Restricted securities, Federal Home Loan Bank stock, at cost	9,913	9,117
Premises and equipment	30,405	29,782
Accrued interest receivable	5,095	5,564
Cash surrender value of life insurance	3,452	3,383
Deferred tax asset	5,737	5,607
Goodwill	61,960	62,202
Intangible asset	3,131	3,395
Other assets	6,701	5,711

TOTAL ASSETS	$1,414,689	$1,310,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,012,408	$937,116
Federal funds purchased	—	250
Subordinated debt	16,000	16,000
Other Borrowings	20,000	—
Federal home loan bank advances	165,282	155,090
Accrued interest payable	1,713	1,761
Accrued expenses and other liabilities	1,794	1,340

TOTAL LIABILITIES	1,217,197	1,111,557

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,779,020 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	128	128
Additional paid-in capital	199,706	199,576
Accumulated deficit	(1,571)	(1,808)
Accumulated other comprehensive income (loss)	(771)	1,035

TOTAL STOCKHOLDERS’ EQUITY	197,492	198,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,414,689	$1,310,488

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six-Months Ended June 30, 2008 and 2007

(In Thousands, except share and per share data, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2008	2007	2008	2007
INTEREST INCOME

Interest and fees on loans	$19,634	$20,409	$39,827	$36,422
Interest on securities and other	1,349	674	2,053	1,290
Interest on federal funds sold	11	168	38	270

TOTAL INTEREST INCOME	20,994	21,251	41,918	37,982

INTEREST EXPENSE

Interest on deposits	7,822	8,706	16,131	15,356
Interest on subordinated debt	199	277	495	484
Interest on Federal Home Loan Bank advances	1,626	1,136	3,213	1,878

TOTAL INTEREST EXPENSE	9,647	10,119	19,839	17,718

NET INTEREST INCOME	11,347	11,132	22,079	20,264

PROVISION FOR LOAN LOSSES	1,585	624	2,273	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,762	10,508	19,806	19,064

NONINTEREST INCOME
Service charges and fees	491	520	985	908
Trust fees	679	723	1,418	1,439
(Loss) Gain on sale of assets, net	(121)	58	(59)	214

TOTAL NONINTEREST INCOME	1,049	1,301	2,344	2,561

NONINTEREST EXPENSES
Salaries and employee benefits	5,327	5,466	10,822	10,024
Occupancy	1,707	1,379	3,427	2,524
Equipment rental, depreciation and maintenance	854	551	1,667	968
Data processing	581	623	1,152	1,218
Stationary, postage and office supplies	227	197	456	375
Professional fees	475	392	985	761
Advertising, marketing and public relations	124	151	311	390
Other	1,475	986	2,897	1,839

TOTAL NONINTEREST EXPENSES	10,770	9,745	21,717	18,099

INCOME BEFORE INCOME TAXES	41	2,064	433	3,526

Income taxes	37	824	196	1,421

NET INCOME	$4	$1,240	$237	$2,105

NET INCOME PER SHARE: BASIC	$0.00	$0.10	$0.02	$0.20

NET INCOME PER SHARE: DILUTED	$0.00	$0.10	$0.02	$0.19

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	12,779,020	11,894,845	12,779,020	10,748,279

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	12,779,020	12,060,332	12,779,020	10,932,548

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six-Months Ended June 30, 2008 (unaudited)

(In Thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital		Accumulated Comprehensive Income /(Loss)
	Shares			Accumulated
	Issued	Amount		Deficit		Total
Balance as of December 31, 2007	12,779,020	$128	$199,576	$(1,808)	$1,035	$198,931
Net income	—	—	—	237	—	237
Paid-in-capital from stock compensation expense	—	—	130	—	—	130
Changes in fair value of interest rate swap, net of tax	—	—	—	—	13	13
Changes in fair value on available for sale securities, net of tax	—	—	—	—	(1,819)	(1,819)

Balance, June 30, 2008	12,779,020	$128	$199,706	$(1,571)	$(771)	$197,492

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands) (unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2008	2007	2008	2007
Net income	$4	$1,240	$237	$2,105
Other comprehensive income :
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period, net of income tax benefit of $1,249, $393, $1,115 and $370, respectively	(2,039)	(641)	(1,819)	(613)
Unrealized (losses) gains on interest rate swap:
Unrealized holding (losses) gains arising during the period, net of income taxes (benefit) of ($654), $0, $8, and $0, respectively	(1,068)	—	13	—

Comprehensive income (loss)	$(3,103)	$599	$(1,569)	$1,492

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2008 and 2007

(In Thousands)

	(unaudited)
	Six-Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$237	$2,105
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,542	886
Provision for loan losses	2,273	1,200
Accretion of deferred loan fees and costs, net	(675)	(472)
Amortization of premiums and discounts on investments, net	(58)	(54)
Loss on sale of fixed assets, net	159	—
Gain on sale of other real estate owned, net	(26)	—
Gain on sale of loans held for sale, net	(74)	(130)
Proceeds from sale of loans held for sale	37,181	41,698
Originations of loans held for sale	(25,577)	(42,200)
Amortization of intangible assets	264	222
Decrease (Increase) in accrued interest receivable	469	(235)
Deferred income taxes	959	—
Increase in cash surrender value of bank-owned life insurance	(69)	(66)
(Increase) Decrease in other assets	(1,883)	323
Stock compensation expense	130	188
Decrease in accrued interest payable	(48)	(27)
Increase (Decrease) in accrued expenses and other liabilities	424	(3,716)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	15,228	(278)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(61,580)	(104,669)
Purchase of securities available for sale	(67,822)	—
Purchase of FHLB stock	(796)	(2,328)
Proceeds from maturing securities and principal payments on available-for-sale securities	10,430	4,097
Proceeds from sale of other real estate	1,494	—
Net cash acquired in business acquisition	—	11,834
Sale of securities available-for-sale	—	16,142
Purchase of premises and equipment, net	(2,324)	(2,223)

NET CASH USED IN INVESTING ACTIVITIES	(120,598)	(77,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	75,292	30,405
Proceeds from other borrowings	20,000	—
Payment of Other Borrowings	(250)	—
Proceeds from FHLB Advances	619,000	248,750
Repayment of FHLB Advances	(608,808)	(196,752)
Tax benefits from exercise of stock options and warrants	—	89
Net proceeds from issuance of common stock	—	1,283

NET CASH PROVIDED BY FINANCING ACTIVITIES	105,234	83,775

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136)	6,350
CASH AND CASH EQUIVALENTS:

Beginning of period	17,388	27,744

End of period	$17,252	$34,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$19,886	$17,248
Income Taxes	380	950

Noncash Transactions:
Unrealized holding loss on securities available-for-sale	(1,819)	(613)
Unrealized holding loss on derivatives	13	—
(Decrease) Increase in Goodwill	(242)	75
Transfer of Loans to Other Real Estate Owned	554	—
Transfer of Loans to Loans Held for Sale	17,742	—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Basis of Presentation:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of June 30, 2008 and December 31, 2007, and the results of operations for the three and six-month periods ended June 30, 2008 and 2007, the cash flows for the six months ended June 30, 2008 and 2007, and the stockholders’ equity for the six months ended June 30, 2008.

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

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2007 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2008 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Stock-based Compensation

In 2000, the Company adopted the 1999 Stock Option Plan pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares. The 2006 Stock Compensation Plan (the Plan) authorized 12% of common shares issued after April 3, 2006 plus 58,154 shares which were available for grant under the prior plan.

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At June 30, 2008, there were 762,193 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended June 30, 2008 and 2007 was $60,000 and $94,000, respectively. The total fair value of shares vested and recognized as compensation expense for the six-months ended June 30, 2008 and 2007 was $130,000 and $188,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of June 30, 2008, the Company had 104,343 nonvested options outstanding and there was $849,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through June 23, 2013.

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

The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2008 was $5.64 and $5.99, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	59.83%	49.32%	57.63%	49.02%
Risk free interest rate	3.77%	4.54%	3.44%	4.68%
Expected life	7 years	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (Cont’d)

There were no options exercised in the six months ended June 30, 2008. The total intrinsic value of options exercised during the three months ended June 30, 2007 was $302,000. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $377,000. Stock option activity during the period was as follows (in thousands, except per share data):

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2007	601,128	$15.60
Granted	32,000	9.90
Exercised	—	—
Forfeited	(52,737)	15.57

Balance, June 30, 2008	580,391	$15.29	5.9 years	$—

Exercisable, June 30, 2008	476,048	$14.80	5.4 years	$—

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At June 30, 2008 and December 31, 2007 warrants to purchase 146,731 common shares, respectively, at an average exercise price of $11.53, respectively, were outstanding. Of that amount, 131,531 were fully vested at June 30, 2008.

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE WARRANT PRICE PER SHARE
Balance December 31, 2007	146,731	$11.53
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, June 30, 2008	146,731	$11.53

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

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

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39, which expands the scope of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit netting of the fair value asset recognized for a derivative instrument against the related liability for the obligation to return cash collateral, or netting of the fair value liability recognized for a derivative instrument against the related asset for the right to reclaim cash collateral, in situations where the FIN 39 netting criteria are met. This FSP was effective on January 1, 2008. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements (Cont’d)

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-10 did not have a material impact on the Company’s consolidated financial statements.

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

Components used in computing income per share for the three months ended June 30, 2008 and 2007, are summarized as follows ($ in thousands, except share data):

	For the three months ended June 30,
	2008			2007
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Income available to common shareholders - basic	$4	12,779,020	$0.00	$1,240	11,894,845	$0.10
Dilutive effect of stock options outstanding		—			117,922
Dilutive effect of warrants outstanding		—			47,565

Income available to common shareholders – diluted	$4	12,779,020	$0.00	$1,240	12,060,332	$0.10

Components used in computing income per share for the six months ended June 30, 2008 and 2007, are summarized as follows ($ in thousands, except share data):

	For the six months ended June 30,
	2008			2007
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Income available to common shareholders - basic	$237	12,779,020	$0.02	$2,105	10,748,279	$0.20
Dilutive effect of stock options outstanding		—			134,145
Dilutive effect of warrants outstanding		—			50,124

Income available to common shareholders – diluted	$237	12,779,020	$0.02	$2,105	10,932,548	$0.19

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Income Per Common Share (Cont’d)

During the three and six months ended June 30, 2008 and 2007, certain stock options and warrants were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

	Three-months ended June 30, 2008	Six-months ended June 30, 2008	Three-months ended June 30, 2007	Six-months ended June 30, 2007
Number of Shares	580,391	580,391	248,635	246,135
Weighted Average Exercise Price	$15.39	$15.39	$21.85	$21.89

Warrants	146,731	146,731	—	—
Weighted Average Exercise Price	$11.53	$11.53	$—	$—

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

The carrying amounts of other intangible assets at June 30, 2008 and December 31, 2007, are as follows (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Core Deposit Intangibles	$3,132	(829)	2,303	$3,132	$(584)	$2,548
Other Intangibles	974	(146)	828	974	(127)	847

Total	$4,106	(975)	3,131	$4,106	$(711)	$3,395

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Business Combination

The Company’s results of operations includes the operations of Old Florida since the acquisition date (April 24, 2007). The following table presents unaudited proforma results for the Company and Old Florida for the three and six months ended June 30, 2007. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (in thousands, except per share data).

	Three months ended June 30, 2007	Six months ended June 30, 2007
Total revenue (1)	$23,871	$47,382

Net income	1,349	(605)

Basic income per share	0.11	(0.05)

Diluted income per share	0.10	(0.05)

(1)	Total revenue consists of net interest income plus noninterest income

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value and describes methods available to appropriately measure fair value in accordance with generally accepted accounting principles. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

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

SFAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market. An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and June 30, 2008 and obtained from a recognized investment brokerage house. These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these securities.

The Company performs fair-market valuations on certain assets as the result of the application of accounting guidelines that were in effect prior to the adoption of SFAS 157. These assets include securities that are available for sale and are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair value are recorded in other comprehensive income. Fair values of derivative instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatility. The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific market attributes of that loan.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Fair Value Measurements (Cont’d)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at June 30, 2008 (in thousands):

		Fair Value Measurements at Report Date Using
	Fair Value Measurements 06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Securities available for sale	$89,227	—	$89,227	—
Derivative Assets	1,414	—	1,414	—

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

During the second quarter of 2008, the Bank recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and other real estate owned). For assets measured at fair value on a nonrecurring basis in the second quarter of 2008 that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at June 30, 2008 (in thousands):

		Carrying value at June 30, 2008
	Carrying Value 06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Impaired Loans	$52,404	—	—	$52,404
Loans Held for Sale	6,629	—	6,629	—

Impaired loans had a carrying amount of $52,404,000, with a valuation allowance of $4,240,000 at June 30, 2008, resulting in an additional provision for loan losses of $672,000 for the three months ended June 30, 2008.

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

	June 30
	2008	2007
Notional amount	$45,000,000	—
Pay rate (Prime)	5.00%	—
Receive rate (Fixed)	7.51%	—
Maturity in years	5
Unrealized gain relating to interest-rate swaps	$883,000	—

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At June 30, 2008, the unrealized gain relating to the use of interest-rate swaps was recorded in derivate assets in accordance with SFAS No. 133.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income for the three and six months ended June 30, 2008 and 2007, net of tax (in thousands):

	For the three months ended June 30, 2008			For the three months ended June 30, 2007
	Securities	Derivatives	Total	Securities	Derivatives	Total
Balance, March 31	$385	$1,951	$2,336	$133	$—	$133

Change in fair value recorded in accumulated other comprehensive income (loss)	(2,039)	(1,068)	(3,107)	(641)	—	(641)

Balance, June 30	$(1,654)	$883	$(771)	$(508)	$—	$(508)

	For the six months ended June 30, 2008			For the six months ended June 30, 2007
	Securities	Derivatives	Total	Securities	Derivatives	Total
Balance, December 31	$165	$870	$1,035	$105	$—	$105

Change in fair value recorded in accumulated other comprehensive income (loss)	(1,819)	13	(1,806)	(613)	—	(613)

Balance, June 30	$(1,654)	$883	$(771)	$(508)	$—	$(508)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
	(Dollars In Thousands, except per share data.)
Statement of Income Data:
Total interest income	$20,994	$20,925	$22,445	$23,727	$21,251
Total interest expense	9,647	10,190	11,441	11,773	10,119

Net interest income before provision for loan losses	11,347	10,735	11,004	11,954	11,132
Provision for loan losses	1,585	687	2,717	336	624

Net interest income after provision for loan losses	9,762	10,048	8,287	11,618	10,508
Noninterest income	1,049	1,296	1,765	1,263	1,301
Noninterest expense	10,770	10,952	11,662	10,220	9,745

Net income before tax	41	392	(1,610)	2,661	2,064
Income tax expense	37	159	(640)	1,054	824

Net income	$4	$233	$(970)	$1,607	$1,240

Share Data:
Basic income per share	$0.00	$0.02	$(0.08)	$0.13	$0.10
Diluted income per share	0.00	0.02	(0.08)	0.12	0.10
Weighted-average shares outstanding - basic	12,779,020	12,779,020	12,779,020	12,765,269	11,894,845
Weighted-average shares outstanding - diluted	12,779,020	12,779,376	12,845,424	12,874,038	12,060,332
Total shares outstanding	12,779,020	12,779,020	12,779,020	12,779,020	12,726,131
Book value per common share (period end)	15.45	15.69	15.57	15.55	15.40

Balance Sheet Data:
Total assets	$1,414,689	$1,404,034	$1,310,488	$1,323,415	$1,280,984
Total cash and cash equivalents	17,252	37,530	17,388	17,675	34,094
Interest-earning assets	1,294,991	1,284,195	1,192,104	1,202,796	1,164,703
Investment securities	92,542	81,075	38,008	40,815	42,290
Loans	1,191,733	1,174,472	1,144,762	1,152,263	1,106,375
Allowance for loan losses	13,232	12,811	14,431	11,754	11,804
Intangible assets	65,091	65,220	65,597	64,451	63,146
Deposit accounts	1,012,408	1,003,042	937,116	985,149	970,296
Other borrowings	201,282	198,286	171,090	135,294	110,798
Stockholders’ equity	197,492	200,540	198,931	198,763	196,032

Performance Ratios:
Return on average assets	0.00%	0.07%	(0.30)%	0.49%	0.42%
Return on average common stockholders’ equity	0.01	0.47	(1.94)	3.27	2.75
Interest-rate spread during the period	3.11	3.01	2.99	3.23	3.21
Net interest margin	3.58	3.62	3.69	3.96	4.10
Efficiency ratio [1]	86.88	91.01	91.33	77.32	78.38

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.11%	1.09%	1.26%	1.02%	1.07%
Allowance for loan losses to nonperforming loans	54.56	68.76	101.69	206.32	237.58
Net charge-offs to average loans	1.12	0.74	0.01	0.06	0.00
Nonperforming assets to period end total assets	1.75	1.33	1.19	0.54	0.39

Capital and Liquidity Ratios:
Average equity to average assets	14.12%	15.14%	15.24%	14.86%	15.26%
Leverage (4.00% required minimum)	9.68	10.31	10.24	10.42	11.59

Risk-based capital:
Tier 1	10.17%	10.09%	10.14%	10.36%	10.57%
Total	12.47	12.33	12.57	12.57	12.84
Average loans held for investment to average deposits	116.29	120.79	118.02	120.19	114.74

Trust Assets Under Advice:
Total assets under advice	$475,890	$479,607	$499,350	$502,383	$514,192
Trust fee income	679	740	789	790	722
Trust fees as a % of average assets under advice (annualized)	0.57%	0.62%	0.47%	0.63%	0.56%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.4 billion financial services company and a registered bank holding company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks.

Our corporate vision is to achieve $1.8 billion in assets within the next two years, excluding acquisitions, and be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with current products and services and to focus lending on commercial real estate properties in the $1 million to $10 million size range.

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

EXECUTIVE SUMMARY

Total assets grew to $1.4 billion at June 30, 2008, up $104 million or 8% from December 31, 2007, as a result of loan growth and security purchases. Loans climbed $47 million or 4% during the first six months of this year, while total deposits increased $75 million to $1,012 million. Core deposits decreased $39 million while certificates of deposit increased $114 million. Book value per share declined to $15.45, down $0.12 over the last six months.

The Company realized second quarter net income of $4 thousand, down almost 100% over the same period last year. Earnings per share were $0.00, an almost 100% decrease compared to the same period in 2007 with 884 thousand in higher average shares outstanding. Net interest margin decreased 52 basis points from second quarter 2007 to 3.58%, reflective of intense competition and a decrease in the prime rate of 325 basis points.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $89.5 million at June 30, 2008, an increase of $54.8 million or 158% over that held at December 31, 2007.

Federal Funds sold totaled $250 thousand at June 30, 2008, an increase of $250 thousand from December 31, 2007. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first six months of 2008 was 2.57%, down 209 basis points compared to the first six months of 2007.

Conversely, securities available for sale totaled $89.2 million, an increase of $54.5 million from the level held at December 31, 2007. The Company had $3.3 million classified as held to maturity at June 30, 2008 and December 31, 2007. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at June 30, 2008 or December 31, 2007.

Loans

Total gross loans, including loans held for sale, totaled $1.2 billion at June 30, 2008, up $47.0 million or 4.1% for the first six months of 2008. Construction loans, largely secured by commercial real estate, totaled $329.9 million (27.7% of total loans) at June 30, 2008, down $67.4 million since the end of last year. Commercial real estate loans, including multi-family dwellings, but excluding those in construction, increased by $83.1 million and also total 44.5% of total loans outstanding, while commercial and industrial loans climbed $19.0 million to approximately 9.4% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $148.9 million (12.5% of total loans), up $8.6 million from year-end. Consumer lines of credit and installment and other loans increased by $3.7 million (5.9% of total loans).

Asset quality

The Company’s nonperforming loans (nonaccrual and 90+ days past due) totaled $24.3 million at June 30, 2008 or 2.03% of total loans outstanding. Thirty-to-ninety day delinquent loans were $13.9 million or 1.17% of loans outstanding at June 30, 2008, an increase of $11.2 million in total loan delinquencies from December 31, 2007. There were $3.3 million in net charge-offs for the first six months of 2008, resulting in net charge-offs to average loans of 0.57%, an increase of 0.53% from the first six months of 2007.

Deposits

Total deposits rose $75.3 million or 8.0% during the first six months of 2008 to $1.0 billion. Core deposits, which exclude all CDs, declined $32.1 million or 6.1% in the past 90 days, with the growth in certificates of deposit accounts (up $41.4 million or 8.7%) more than offsetting the decline in money market, NOW and non-interest bearing deposit accounts.

The annualized average rate paid on total interest bearing deposits during the first six months of 2008 was 3.73%, a decrease of 71 basis points compared to the first six months last year. This decrease resulted primarily from the lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At June 30, 2008 borrowings totaled $201.3 million, an increase of $30.2 million compared to December 31, 2007. Total borrowings at June 30, 2008, consisted of $20.0 million of other borrowings, $16.0 million in subordinated debt and $165.3 million in FHLB Advances compared to $16.0 million in subordinated debt and $155.1 million in FHLB advances, respectively, at the end of 2007. The maturities of the Company’s borrowings range from July 2008 through July 2017.

Stockholders’ equity

Total stockholders’ equity was $197.5 million at June 30, 2008, a $1.4 million decrease since December 31, 2007. Book value per share was $15.45 at June 30 while the tangible book value per share was $10.36. The Company’s Tier 1 leverage ratio decreased 56 basis points to 9.68% at June 30, 2008 from 10.24% at December 31, 2007, primarily as a result of loan growth and the purchase of investment securities, but is still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2008 Compared to Second Quarter 2007

Consolidated net income for the second quarter of 2008 totaled $4 thousand, a decrease of $1.2 million or 99.7% compared to second quarter 2007. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) declined $37 thousand, driven by $252 thousand less non interest income compared to $215 thousand greater net interest income.

The $37 thousand decrease in top-line revenue against a $1.0 million or 10.5% increase in noninterest expense resulted in an efficiency ratio for the quarter of 86.9%. The increase in noninterest expense relates to occupancy and equipment costs, regulatory assessments and repossession expenses. The provision for loan losses increased $961 thousand compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income in the second quarter totaled $11.3 million, up $215 thousand or 1.9% greater than the second quarter of 2007. This improvement is due to $188.3 million increase in average interest earning assets partially offset by a 52 basis point decline in the net interest margin, to 3.58%. The spread between the yield on earning assets and cost of interest-bearing liabilities also narrowed when comparing second quarter 2008 versus second quarter 2007. The yield on earning assets decreased 122 basis points over the same period last year to 6.62%, with continued pressures from a declining rate environment as interest bearing liabilities re-priced during the quarter resulted in a 108 basis point decrease in the cost of funds to 3.51%.

Noninterest income

Noninterest income was $1.0 million in the second quarter, a $252,000 or 19% decrease over the second quarter 2007. Second quarter 2008 trust fees were $679,000 compared to $723,000 for the second quarter of the prior year. Over the past twelve months, assets under advice have declined $38.3 million or 7.4% to $475.9 million at June 30th. Service charges and other fee income decreased $29,000 over the second quarter of 2007 as a result of less loan fee income. Additionally, gain on sale of assets declined $179,000 as a result of lower secondary market income and fixed asset dispositions.

Noninterest expense

Noninterest expense totaled $10.8 million for the second quarter of 2008 compared to $9.7 million for the comparable quarter last year. Approximately $631,000 of the increase is explained by higher occupancy and equipment-related expense. Building lease costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases, which are also attributable to the growth of the Company, occurred in the areas of regulatory assessments ($180,000), repossession expenses ($114,000) and professional fees ($83,000).

Provision and Allowance for Loan Losses

The second quarter provision for loan losses was $1.6 million, an increase of $961,000 (154%) from second quarter 2007. At June 30, 2008, the loan loss allowance was 1.11% of total loans or 55% of the nonperforming loans. There were $1.2 million in net chargeoffs in the second quarter of 2008, resulting in net chargeoffs to average loans of 0.40%.

Six-months Ended June 30, 2008 Compared to Six-months Ended June 30, 2007

Consolidated net income for the first half of 2008 totaled $237 thousand, $1.9 million or 88.7% less than the same time last year. Top-line revenue increased $1.6 million or 7.0%, primarily driven by $1.8 million greater net interest income, a result of $130.3 million or 11.2% growth in earning assets and a 58 basis point decrease in the net interest margin to 3.59%.

The $1.6 million increase in top-line revenue against a $3.6 million or 20.0% increase in noninterest expense resulted in an efficiency ratio of 88.9% for the first half of the year. The majority of the expense increase relates to personnel, occupancy and equipment costs, regulatory assessments, repossession expenses and professional fees. The provision for loan losses increased $1.1 million compared to the same period last year.

Net interest income

Net interest income for the first half of 2008 totaled $22.1 million, up $1.8 million or 9.0% greater than the first six months of 2007. This improvement is due to $254.4 million increase in average interest earning assets partially offset by a 58 basis point decline in the net interest margin, to 3.59%. The spread between the yield on interest earning assets narrowed when comparing the six months ended June 30, 2008 to six months ended June 30, 2007. Yield on interest earning assets decreased 99 basis points to 6.82% while cost of funds decreased 80 basis points due to continued competitive pricing on deposits.

Noninterest income

Noninterest income was $2.3 million in the first six months of 2008, a $217,000 or 8.5% decrease over the comparable period of 2007. This decline was primarily the result of a $273,000 or 127.6% decrease in secondary market income and fixed asset dispositions.

Noninterest expense

Noninterest expense totaled $21.7 million for the first six months of 2008, an increase of 20.0% or $3.6 million compared to the same period of 2007. Approximately $1.6 million of the increase is explained by higher occupancy and equipment-related expense due to additional space required for business expansion. A total of $798,000 of the increase in noninterest expense between the two periods occurred in personnel expense. Other increases, which are also attributable to the growth of the Company, occurred in the areas of regulatory assessments ($361,000), professional fees ($224,000) and repossession expenses ($220,000).

Provision and Allowance for Loan Losses

The provision for loan losses for the first six months of 2008 was $2.3 million, up $1.1 million (89.4%) from the same period last year. There were $3.3 million in net charge-offs during the first six months of 2008, resulting in a ratio of net charge-offs to average loans of 0.57% compared to 0.04% net charge-offs for the first half of 2007. There were $24.3 million in nonperforming loans at June 30, 2008 compared to $5.0 million at June 30, 2007. Loans thirty to eighty-nine days delinquent increased to $13.9 million at June 30, 2008 from $755,000 at June 30, 2007.

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

In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), national market funding sources, and contributions from the Holding Company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

At June 30, 2008, the Company had $165.3 million in outstanding borrowings from the FHLB of its present $211.1 million line, and there was $72.6 million in other available lines from correspondents.

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

The Company and subsidiary Banks were all considered well capitalized as of June 30, 2008. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio were 9.68%, 10.17% and 12.47%, respectively as of June 30, 2008.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2008, follows (In thousands):

Contract Amount
Standby letters of credit	$2,843
Undisbursed lines of credit	$187,092
Commitments to extend credit	$70,917

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2007.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2008, the Company held its Annual Meeting of shareholders at which the following proposals were considered and acted upon:

PROPOSAL I – Election of the following directors, each for a one-year term:

Director	Votes For:	Votes Withheld:
Donald R. Barber	10,164,948	466,547
Joe B. Cox	10,399,427	232,068
Bradford G. Douglas	10,451,394	180,101
John B. James	10,162,807	468,688
LaVonne Johnson	9,476,357	1,155,138
Edward Kaloust	9,780,944	850,551
Michael L. McMullan	10,437,170	194,325
Edward A. Morton	10,448,494	183,001
Pierce T. Neese	10,434,578	196,917
Michael T. Putziger	10,421,943	209,552
Ramon A. Rodriguez	10,169,896	461,599
L. Francis Rooney, III	10,452,894	178,601
Terry W. Stiles	9,274,941	1,356,554

PROPOSAL II – Ratification of the appointment of Hacker, Johnson & Smith, P.A. as Bank of Florida Corporation’s independent auditor for fiscal year ending December 31, 2008:

For	Against	Abstain
10,486,056	78,094	67,345

PROPOSAL III – Adjournment of the annual meeting to solicit proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
9,116,449	1,476,856	38,190

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g.) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by a (h.) were previously filed as part of a Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by an (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by an (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
j.3.1	Amended and Restated Articles of Incorporation

3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

h.10.7	Change in Control Agreement of R. Moyle Fritz, Jr. dated September 20, 2007

h.10.8	Change in Control Agreement of Julie W. Husler dated September 20, 2007

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.10	Change in Control Agreement of Christopher Willman dated September 24, 2007

h.10.11	Change in Control Agreement of John B. James dated September 17, 2007

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

n.10.15	Change in Control Agreement of Roberto Pelaez dated January 2007

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated:	August 7, 2008	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2008	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer
(Principal Financial and Accounting Officer)