Form 10-Q
period 2008-09-30
BANK OF FLORIDA CORP
filed 2008-11-05
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the Registrant’s common stock, as of October 31, 2008 was 12,779,020 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007

(In Thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$18,788	$14,357
Interest bearing deposits due from other banks	1,321	3,031
Federal funds sold	70,650	—

TOTAL CASH AND CASH EQUIVALENTS	90,759	17,388
Securities held to maturity	3,316	3,314
Securities available for sale	88,284	34,694
Loans held for sale	—	417
Loans held for investment	1,247,802	1,144,345
Less: Allowance for loan losses	14,264	14,431

NET LOANS HELD FOR INVESTMENT	1,233,538	1,129,914
Restricted securities, Federal Home Loan Bank stock, at cost	7,347	9,117
Premises and equipment	30,113	29,782
Accrued interest receivable	5,458	5,564
Cash surrender value of life insurance	3,487	3,383
Deferred tax asset	3,855	5,607
Goodwill	61,960	62,202
Intangible assets	3,008	3,395
Other assets	13,929	5,711

TOTAL ASSETS	$1,545,054	$1,310,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,199,705	$937,116
Federal funds purchased	—	250
Subordinated debt	16,000	16,000
Other Borrowings	20,000	—
Federal home loan bank advances	108,278	155,090
Accrued interest payable	1,954	1,761
Accrued expenses and other liabilities	2,431	1,340

TOTAL LIABILITIES	1,348,368	1,111,557

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,779,020 shares issued and outstanding at September 30, 2008 and December 31, 2007	128	128
Additional paid-in capital	199,792	199,576
Accumulated deficit	(5,016)	(1,808)
Accumulated other comprehensive income	1,782	1,035

TOTAL STOCKHOLDERS’ EQUITY	196,686	198,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,545,054	$1,310,488

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Months Ended September 30, 2008 and 2007

(In Thousands, except share and per share data, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$19,654	$22,971	$59,481	$59,394
Interest on securities and other	1,302	687	3,355	1,977
Interest on federal funds sold	24	69	63	339

TOTAL INTEREST INCOME	20,980	23,727	62,899	61,710

INTEREST EXPENSE
Interest on deposits	8,360	9,623	24,491	24,979
Interest on subordinated debt	170	1,185	665	1,669
Interest on Federal Home Loan Bank advances	1,529	965	4,741	2,842

TOTAL INTEREST EXPENSE	10,059	11,773	29,897	29,490

NET INTEREST INCOME	10,921	11,954	33,002	32,220
PROVISION FOR LOAN LOSSES	6,190	336	8,463	1,536

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,731	11,618	24,539	30,684

NONINTEREST INCOME
Service charges and fees	464	475	1,449	1,467
Trust fees	679	790	2,098	2,228
Gain (Loss) on sale of assets, net	19	(2)	(40)	128

TOTAL NONINTEREST INCOME	1,162	1,263	3,507	3,823

NONINTEREST EXPENSES
Salaries and employee benefits	5,533	5,401	16,354	15,425
Occupancy	1,780	1,522	5,207	4,046
Equipment rental, depreciation and maintenance	813	643	2,480	1,612
Data processing	567	689	1,719	1,907
Stationary, postage and office supplies	202	274	658	648
Professional fees	417	280	1,402	1,043
Advertising, marketing and public relations	169	206	480	596
Other	1,907	1,205	4,808	3,043

TOTAL NONINTEREST EXPENSES	11,388	10,220	33,108	28,320

(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)	(5,495)	2,661	(5,062)	6,187
Income taxes (benefit)	(2,050)	1,054	(1,854)	2,475

NET (LOSS) INCOME	$(3,445)	$1,607	$(3,208)	$3,712

NET (LOSS) INCOME PER SHARE: BASIC	$(0.27)	$0.13	$(0.25)	$0.32

NET (LOSS) INCOME PER SHARE: DILUTED	$(0.27)	$0.12	$(0.25)	$0.32

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	12,779,020	12,765,269	12,779,020	11,427,997

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	12,779,020	12,874,038	12,779,020	11,590,101

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine-Months Ended September 30, 2008 (unaudited)

(In Thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares Issued	Amount
Balance as of December 31, 2007	12,779,020	$128	$199,576	$(1,808)	$1,035	$198,931
Net loss	—	—	—	(3,208)	—	(3,208)
Paid-in-capital from stock compensation expense	—	—	216	—	—	216
Changes in fair value of interest-rate swap, net of tax	—	—	—	—	453	453
Changes in fair value on available for sale securities, net of tax	—	—	—	—	294	294

Balance, September 30, 2008	12,779,020	$128	$199,792	$(5,016)	$1,782	$196,686

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands) (unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(3,445)	$1,607	$(3,208)	$3,712
Other comprehensive income (loss) :
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of income taxes (benefit) of $1,319, $308, $183 and ($67), respectively	2,113	514	294	(112)
Unrealized gains on interest rate swap:
Unrealized holding gains arising during the period, net of income taxes of $275, $0, $283, and $0, respectively	440	—	453	—

Comprehensive (loss) income	$(892)	$2,121	$(2,461)	$3,600

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2008 and 2007

(In Thousands)

	(unaudited)
	Nine-Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,208)	$3,712
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,325	1,467
Provision for loan losses	8,463	1,536
Accretion of deferred loan fees and costs, net	(945)	(956)
Amortization of premiums and discounts on investments, net	(81)	(84)
Loss (gain) on sale of assets, net	40	(128)
Proceeds from sale of loans held for sale	62,510	47,819
Originations of loans held for sale	(44,268)	(61,160)
Amortization of intangible assets	387	369
Decrease (Increase) in accrued interest receivable	105	(603)
Deferred income taxes	1,302	144
Increase in cash surrender value of bank-owned life insurance	(104)	(98)
Increase in other assets	(4,695)	(8,577)
Stock compensation expense	216	269
Increase in accrued interest payable	193	305
Increase (Decrease) in accrued expenses and other liabilities	1,061	(3,911)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,301	(19,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(133,000)	(139,391)
Purchase of securities available for sale	(67,822)	(163)
Sale (Purchase) of FHLB stock	1,770	(3,656)
Proceeds from maturing securities and principal payments on available for sale securities	14,809	6,570
Proceeds from sale of other real estate owned	1,602	—
Net cash acquired in business acquisition	—	11,798
Sale of securities available for sale	—	16,142
Purchase of premises and equipment, net	(2,816)	(5,137)

NET CASH USED IN INVESTING ACTIVITIES	(185,457)	(113,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	262,589	45,258
Proceeds from other borrowings	20,000	—
Payment of other borrowings	(250)	—
Proceeds from FHLB Advances	789,500	603,215
Repayment of FHLB Advances	(836,312)	(526,721)
Tax benefits from exercise of stock options and warrants	—	397
Net proceeds from issuance of common stock	—	1,515

NET CASH PROVIDED BY FINANCING ACTIVITIES	235,527	123,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,371	(10,069)
CASH AND CASH EQUIVALENTS:
Beginning of period	17,388	27,744

End of period	$90,759	$17,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$29,704	$28,688
Income Taxes	380	1,720
Noncash Transactions:
Unrealized holding gain (loss) on securities available for sale	294	(112)
Unrealized holding gain on derivatives	453	—
(Decrease) Increase in goodwill	(242)	81
Transfer of loans to other real estate owned	4,389	—
Transfer of loans to loans held for sale	17,742	—

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

Basis of Presentation:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of September 30, 2008 and December 31, 2007, and the results of operations for the three and nine-month periods ended September 30, 2008 and 2007, the cash flows for the nine months ended September 30, 2008 and 2007, and the stockholders’ equity for the nine months ended September 30, 2008.

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida - Southeast, and Bank of Florida – Tampa Bay (collectively referred to as the “Banks”), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated. The Company operates as one reportable segment, Banking and Related Services.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2008 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Stock-based Compensation

In 2000, the Company adopted the 1999 Stock Option Plan pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The Plan, as amended at the 2005 Annual Shareholders meeting, authorized grants of options to purchase no less than 11.5% of outstanding shares. The 2006 Stock Compensation Plan (the “Plan”) authorized 12% of common shares issued after April 3, 2006 plus 58,154 shares which were available for grant under the prior plan, under which no more options may be granted.

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

The exercise price of a stock option may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At September 30, 2008, there were 728,213 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended September 30, 2008 and 2007 was $72,000 and $70,800, respectively. The total fair value of shares vested and recognized as compensation expense for the nine-months ended September 30, 2008 and 2007 was $202,000 and $222,700, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of September 30, 2008, the Company had 135,723 nonvested options outstanding and there was $942,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through September 15, 2013.

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

The per share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2008 was $4.78 and $5.36, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected volatility	70.49%	49.63%	64.33%	49.22%

Risk free interest rate	3.32%	4.65%	3.38%	4.67%

Expected life	7 years	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (Cont’d)

There were no options exercised in the nine months ended September 30, 2008. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0 and $377,000, respectively. Stock option activity during the period was as follows (in thousands, except per share data):

Stock Option Plan	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2007	601,128	$15.60
Granted	66,800	8.34
Exercised	—	—
Forfeited	(53,857)	15.64

Balance, September 30, 2008	614,071	$14.80	5.9 years	$47

Exercisable, September 30, 2008	478,348	$14.82	5.1 years	$—

The Company has also issued warrants to the Board of Directors of the Company and Board members and Advisory Board members of the Company’s subsidiaries. At September 30, 2008 and December 31, 2007 warrants to purchase 146,731 common shares, respectively, at an average exercise price of $11.53, respectively, were outstanding. Of that amount, 131,531 were fully vested at September 30, 2008. Compensation expense totaling $14,000 and $46,000 was recognized during the nine months ended September 30, 2008 and 2007, respectively, in connection with these warrants.

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE WARRANT PRICE PER SHARE
Balance December 31, 2007	146,731	$11.53
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, September 30, 2008	146,731	$11.53

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance and did not have any effect on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No.142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP No.142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP No. 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

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

In February 2008, the FASB issued FSP No. FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No.140-3 is effective for fiscal years beginning after November 15, 2008. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements (Cont’d)

In February 2008, the FASB issued FSP No. 157-2, Effective date of FASB Statement Number 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

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

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, which expands the scope of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit netting of the fair value asset recognized for a derivative instrument against the related liability for the obligation to return cash collateral, or netting of the fair value liability recognized for a derivative instrument against the related asset for the right to reclaim cash collateral, in situations where the FIN 39 netting criteria are met. This FSP was effective on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. EITF 06-10 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. This Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—(Loss) Income Per Common Share

Basic (loss) income per share represents net (loss) income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method. Because the Company recorded a net loss for the three and nine months ended September 30, 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same in those periods.

Components used in computing (loss) income per share for the three months ended September 30, 2008 and 2007, are summarized as follows ($ in thousands, except share data):

	For the three months ended September 30,
	2008			2007
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
(Loss) Income available to common shareholders – basic	$(3,445)	12,779,020	$(0.27)	$1,607	12,765,269	0.13
Dilutive effect of stock options outstanding		—			82,943
Dilutive effect of warrants outstanding		—			25,826

(Loss) Income available to common shareholders – diluted	$(3,445)	12,779,020	$(0.27)	$1,607	12,874,038	0.12

Components used in computing (loss) income per share for the nine months ended September 30, 2008 and 2007, are summarized as follows ($ in thousands, except share data):

	For the nine months ended September 30,
	2008			2007
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
(Loss) Income available to common shareholders – basic	$(3,208)	12,779,020	$(0.25)	$3,712	11,427,997	0.32
Dilutive effect of stock options outstanding		—			129,559
Dilutive effect of warrants outstanding		—			32,545

(Loss) Income available to common shareholders – diluted	$(3,208)	12,779,020	$(0.25)	$3,712	11,590,101	0.32

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—(Loss) Income Per Common Share (Cont’d)

During the three and nine months ended September 30, 2007, certain stock options were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

	Three-months ended September 30, 2007	Nine-months ended September 30, 2007
Number of Shares	307,685	260,185
Weighted Average Exercise Price	$20.85	$21.68

NOTE 5—Goodwill and Other Intangible Assets

Acquisition of Bristol Bank and Old Florida Bankshares, Inc. (“Old Florida”)

In connection with the acquisition of Bristol Bank in August 2006, the Company recorded $11.4 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. In connection with the acquisition of Old Florida in April 2007, the Company recorded $50.6 million in goodwill and $1.4 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The total estimated amortization expense for each of the five succeeding years ending December 31, 2012 is $466,000, $381,000, $311,000, $255,000, and $230,000, respectively.

Bank of Florida—Tampa Bay

Other intangibles resulted from the acquisition of Bank of Florida – Tampa Bay in July 2004. The estimated amortization expense for each of the five succeeding years ending December 31st is $39,000 per year.

The carrying amounts of other intangible assets at September 30, 2008 and December 31, 2007, are as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
Identifiable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$3,132	(942)	2,190	$3,132	$(584)	$2,548
Other Intangibles	974	(156)	818	974	(127)	847

Total	$4,106	(1,098)	3,008	$4,106	$(711)	$3,395

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Business Combination

The Company’s results of operations includes the operations of Old Florida since the acquisition date (April 24, 2007). The following table presents unaudited proforma results for the Company and Old Florida for the nine months ended September 30, 2007. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (in thousands, except per share data).

Nine months ended September 30, 2007
Total revenue (1)	$72,349
Net income	2,840
Basic income per share	0.22
Diluted income per share	0.22

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

SFAS 157 requires the fair value of the assets or liabilities to be determined based on the assumptions that market participant’s use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market. An active market quote to determine pricing and the current market value of these loans in the secondary market was completed as of December 31, 2007 and September 30, 2008 and obtained from a recognized investment brokerage house. These factors met the definition of the most advantageous market and form the basis of the determination of a precise method for determining the value of these securities.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Fair Value Measurements (Cont’d)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Fair Value Measurements at Report Date Using

	Fair Value Measurements 09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Securities available for sale	$88,283	—	$88,283	—
Derivative Assets	2,120	—	2,120	—

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

During the third quarter of 2008, the Bank recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. impaired loans). For assets measured at fair value on a nonrecurring basis in the third quarter of 2008 that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at September 30, 2008 (in thousands):

		Carrying value at September 30, 2008

	Carrying Value 09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired Loans	$48,024	—	$10,162	$37,862

Impaired loans had a carrying amount of $48,024,000, with a valuation allowance of $3,051,000 at September 30, 2008. Approximately $6.0 million of losses related to loans were recognized as either charge-offs or specific allocations of the allowance for loan losses for the three months ended September 30, 2008.

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

The Company entered into interest rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes the entering into the interest rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its floating rate loan portfolio. It is the Company’s objective to hedge the change in fair value of floating rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. The information pertaining to outstanding interest rate swap agreements used to hedge floating rate loans is as follows (dollars in thousands):

	September 30
	2008	2007
Notional amount	$45,000	—
Pay rate (Prime)	5.00%	—
Receive rate (Fixed)	7.51%	—
Maturity in years	5
Unrealized gain relating to interest-rate swaps	$1,323	—

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At September 30, 2008, the unrealized gain relating to the use of interest-rate swaps was recorded in derivate assets in accordance with SFAS No. 133.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income for the three and nine months ended September 30, 2008 and 2007, net of tax (in thousands):

	For the three months ended September 30, 2008			For the three months ended September 30, 2007
	Securities	Derivatives	Total	Securities	Derivatives	Total
Balance, June 30	$(1,654)	$883	$(771)	$(508)	$—	$(508)
Change in fair value recorded in accumulated other comprehensive income	2,113	440	2,553	502	—	502

Balance, September 30	$459	$1,323	$1,782	$(6)	$—	$(6)

	For the nine months ended September 30, 2008			For the nine months ended September 30, 2007
	Securities	Derivatives	Total	Securities	Derivatives	Total
Balance, December 31	$165	$870	$1,035	$105	$—	$105
Change in fair value recorded in accumulated other comprehensive income	294	453	747	(111)	—	(111)

Balance, September 30	$459	$1,323	$1,782	$(6)	$—	$(6)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	Sept. 30, 2008		June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$20,980		$20,994	$20,925	$22,445	$23,727
Total interest expense	10,059		9,647	10,190	11,441	11,773

Net interest income before provision for loan losses	10,921		11,347	10,735	11,004	11,954
Provision for loan losses	6,190		1,585	687	2,717	336

Net interest income after provision for loan losses	4,731		9,762	10,048	8,287	11,618
Noninterest income	1,162		1,049	1,296	1,765	1,263
Noninterest expense	11,388		10,770	10,952	11,662	10,220

Net (loss) income before taxes (benefit)	(5,495)		41	392	(1,610)	2,661
Income tax expense (benefit)	(2,050)		37	159	(640)	1,054

Net (loss) income	$(3,445)		$4	$233	$(970)	$1,607

Share Data:
Basic (loss) income per share	$(0.27)		$0.00	$0.02	$(0.08)	$0.13
Diluted (loss) income per share	(0.27)		0.00	0.02	(0.08)	0.12
Weighted-average shares outstanding - basic	12,779,020		12,779,020	12,779,020	12,779,020	12,765,269
Weighted-average shares outstanding - diluted	12,779,020		12,779,020	12,779,376	12,845,424	12,874,038
Total shares outstanding	12,779,020		12,779,020	12,779,020	12,779,020	12,779,020
Book value per common share (period end)	15.39		15.45	15.69	15.57	15.55

Balance Sheet Data:
Total assets	$1,545,054		$1,414,689	$1,404,034	$1,310,488	$1,323,415
Total cash and cash equivalents	90,759		17,252	37,530	17,388	17,675
Interest-earning assets	1,418,720		1,294,991	1,284,195	1,192,104	1,202,796
Investment securities	91,600		92,542	81,075	38,008	40,815
Loans	1,247,802		1,191,733	1,174,472	1,144,762	1,152,263
Allowance for loan losses	14,264		13,232	12,811	14,431	11,754
Intangible assets	64,968		65,091	65,220	65,597	64,451
Deposit accounts	1,199,705		1,012,408	1,003,042	937,116	985,149
Other borrowings	144,278		201,282	198,286	171,090	135,294
Stockholders’ equity	196,686		197,492	200,540	198,931	198,763

Performance Ratios:
Return on average assets	(0.95	) %	0.00%	0.07%	(0.30)%	0.49%
Return on average common stockholders’ equity	(6.96)		0.01	0.47	(1.94)	3.27
Interest-rate spread during the period	2.90		3.11	3.01	2.99	3.23
Net interest margin	3.33		3.58	3.62	3.69	3.96
Efficiency ratio [1]	94.48		86.88	91.01	91.33	77.32

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.14%		1.11%	1.09%	1.26%	1.02%
Allowance for loan losses to nonperforming loans	49.08		54.56	68.76	101.69	206.32
Net charge-offs to average loans	1.72		0.40	0.74	0.01	0.06
Nonperforming assets to period end total assets	2.15		1.75	1.33	1.19	0.54

Capital and Liquidity Ratios:
Average equity to average assets	13.66%		14.12%	15.14%	15.24%	14.86%
Leverage (4.00% required minimum)	9.19		9.68	10.31	10.24	10.42

Risk-based capital:
Tier 1	9.35%		10.17%	10.09%	10.14%	10.36%
Total	11.59		12.47	12.33	12.57	12.57
Average loans held for investment to average deposits	112.45		116.29	120.89	118.02	120.19

Trust Assets Under Advice:
Total assets under advice	$439,942		$475,890	$479,607	$499,350	$502,383
Trust fee income	679		679	740	789	790
Trust fees as a % of average assets under advice (annualized)	0.62%		0.57%	0.62%	0.47%	0.63%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.5 billion financial services company and a registered bank holding company. Our subsidiary Banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks.

Our corporate vision is to achieve $2.0 billion in assets over the next couple of years, excluding acquisitions, and be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with current products and services, focus lending on commercial real estate properties in the $1 million to $10 million size range, and leverage our operating efficiencies.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Larger impaired credits that are measured according to SFAS No. 114 have been defined to include loans which are classified as doubtful, substandard or special mention risk grades where the borrower relationship is greater than $150,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114, and large groups of smaller balance homogeneous loans evaluated based on historical loss experience adjusted for qualitative factors.

EXECUTIVE SUMMARY

Total assets grew to $1.5 billion at September 30, 2008, up $234.6 million or 18% from December 31, 2007, as a result of loan growth, fed funds sold, and securities purchases. Loans climbed $103.6 million or 9% during the first nine months of this year, while total deposits increased $262.6 million to $1.2 billion. Core deposits, which exclude all CDs, decreased $39.2 million while certificates of deposit increased $301.8 million. Book value per share declined to $15.39, down $0.18 over the last nine months.

The Company realized third quarter net loss of $3.4 million, a decrease of $5.1 million or 314% over the same period last year. Loss per share was ($0.27), a $.40 or 308% decrease compared to the same period in 2007. Net interest margin decreased 63 basis points from third quarter 2007 to 3.33%, reflective of intense competition, interest reversals on nonperforming loans and a decrease in the prime rate of 275 basis points.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities and overnight investments were $158.9 million at September 30, 2008, an increase of $124.2 million or 358.1% over that held at December 31, 2007.

Federal Funds sold totaled $70.7 million at September 30, 2008, an increase of $70.7 million from December 31, 2007. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand. The average yield on federal funds for the first nine months of 2008 was 2.10%, down 157 basis points compared to the first nine months of 2007.

Securities available for sale totaled $88.3 million, an increase of $53.6 million from the level held at December 31, 2007. The Company had $3.3 million classified as held to maturity at September 30, 2008 and December 31, 2007. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at September 30, 2008 or December 31, 2007.

Loans

Total gross loans, including loans held for sale, were $1.2 billion at September 30, 2008, up $103.0 million or 9.0% for the first nine months of 2008. Construction loans, largely secured by commercial real estate, totaled $325.2 million (26.1% of total loans) at September 30, 2008, down $72.1 million since the end of last year. Commercial real estate loans, including multi-family dwellings, but excluding those in construction, increased by $154.9 million and also total 48.3% of total loans outstanding, while commercial and industrial loans climbed $21.1 million to approximately 9.2% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $147.1 million (11.8% of total loans), up $6.8 million from year-end. Consumer lines of credit and installment and other loans decreased by $7.7 million (4.6% of total loans).

Asset quality

The Company’s nonperforming loans (nonaccrual and 90+ days past due) totaled $29.1 million at September 30, 2008 or 2.33% of total loans outstanding. Thirty-to-ninety day delinquent loans were $37.3 million or 2.99% of loans outstanding at September 30, 2008, an increase of $34.6 million in total loan delinquencies from December 31, 2007. There were $8.4 million in net charge-offs for the first nine months of 2008, resulting in net charge-offs to average loans of 0.96%, an increase of 0.91% from the first nine months of 2007.

Deposits

Total deposits rose $262.6 million or 28.0% during the first nine months of 2008 to $1.2 billion. Core deposits, which exclude all CDs, declined $576 thousand or 0.1% in the past 90 days, with the growth in certificates of deposit accounts (up $187.9 million or 36.4%) more than offsetting the decline in money market, NOW and non-interest bearing deposit accounts.

The annualized average rate paid on total interest bearing deposits during the first nine months of 2008 was 3.63%, a decrease of 83 basis points compared to the first nine months last year. This decrease resulted primarily from the lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At September 30, 2008 borrowings totaled $144.3 million, a decrease of $26.8 million compared to December 31, 2007. Total borrowings at September 30, 2008, consisted of $20.0 million of other borrowings, $16.0 million in subordinated debt and $108.3 million in FHLB Advances compared to $16.0 million in subordinated debt and $155.1 million in FHLB advances, respectively, at the end of 2007. The other borrowings include two repurchase agreements, priced on a variable rate basis, due March 18, 2013 and callable on March 18, 2011. The maturities of the Company’s borrowings range from March 2010 through July 2017.

Stockholders’ equity

Total stockholders’ equity was $196.7 million at September 30, 2008, a $2.2 million decrease since December 31, 2007. Book value per share was $15.39 at September 30 while the tangible book value per share was $10.31. The Company’s Tier 1 leverage ratio decreased 105 basis points to 9.19% at September 30, 2008 from 10.24% at December 31, 2007, primarily as a result of loan growth and the purchase of investment securities, but is still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2008 Compared to Third Quarter 2007

Consolidated net loss for the third quarter of 2008 totaled $3.4 million, a decrease of $5.1 million or 314.4% compared to third quarter 2007. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) declined $1.2 million, driven by $1.0 million less net interest income and $129 thousand less non interest income.

The $1.2 million decrease in top-line revenue against a $1.2 million or 11.4% increase in noninterest expense resulted in an efficiency ratio for the quarter of 94.5%. The increase in noninterest expense relates to salaries and benefits, occupancy and equipment costs, professional fees and repossession expenses. The provision for loan losses increased $5.9 million compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income in the third quarter totaled $10.9 million, down $1.0 million or 8.6% less than the third quarter of 2007. This decline is due to a $34.6 million decrease in net average interest earning assets which resulted in a $93,000 decrease in net interest income and a 63 basis point decline in the net interest margin to 3.33% resulted in a $940,000 decrease in net interest income. The spread between the yield on earning assets and cost of interest-bearing liabilities also narrowed when comparing third quarter 2008 versus third quarter 2007. The yield on earning assets decreased 147 basis points over the same period last year to 6.39%, with continued pressures from a declining rate environment as interest bearing liabilities re-priced during the quarter resulted in a 116 basis point decrease in the cost of funds to 3.49%.

Noninterest income

Noninterest income was $1.1 million in the third quarter, a $129,000 or 10.2% decrease over the third quarter 2007. Third quarter 2008 trust fees were $679,000 compared to $790,000 for the third quarter of the prior year. Over the past twelve months, assets under advice have declined $62.4 million or 12.4% to $439.9 million at September 30th.

Noninterest expense

Noninterest expense totaled $11.4 million for the third quarter of 2008 compared to $10.2 million for the comparable quarter last year. Approximately $486,000 of the increase relates to repossession expenses associated with the other real estate owned properties. Approximately $428,000 of the increase is explained by higher occupancy and equipment related expense. Building lease costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases, which are also attributable to the growth of the Company, occurred in the areas of professional fees ($137,000), and salaries and benefits ($132,000).

Provision and Allowance for Loan Losses

The real estate markets in the U.S. have deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses for many financial institutions. Many banks, including Bank of Florida, have taken steps to increase reserve levels in response to these changing market conditions. Negative trends in general economic conditions, as measured by items such as unemployment rate, home sales and inventory, consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan portfolio. The third quarter provision for loan losses was $6.2 million, an increase of $5.9 million from third quarter 2007. At September 30, 2008, the loan loss allowance was 1.14% of total loans or 49.1% of the nonperforming loans. There were $5.2 million in net chargeoffs in the third quarter of 2008, resulting in net chargeoffs to average loans of 1.72%. Two large loans constitute approximately $3.2 million of the charge-offs, both of which are in the Southwest market and had been previously disclosed beginning in the fourth quarter of 2007. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Southwest Florida markets. The remaining charge-offs were a combination of smaller loans across various loan categories.

Nine-months Ended September 30, 2008 Compared to Nine-months Ended September 30, 2007

Consolidated net loss for the first nine months of 2008 totaled $3.2 million, $6.9 million or 186.4% less than the same time last year. Top-line revenue increased $438 thousand or 1.2%, primarily driven by $782 thousand greater net interest income, a result of $215.9 million or 18.0% growth in earning assets and a 59 basis point decrease in the net interest margin to 3.50%.

The $438 thousand increase in top-line revenue against a $4.8 million or 16.9% increase in noninterest expense resulted in an efficiency ratio of 90.8% for the first nine months of the year. The majority of the expense increase relates to personnel, occupancy and equipment costs, repossession expenses, regulatory assessments, and professional fees. The provision for loan losses increased $6.9 million compared to the same period last year.

Net interest income

Net interest income for the first nine months of 2008 totaled $33.0 million, up $782 thousand or 2.4% greater than the first nine months of 2007. This improvement is due to $205.3 million increase in average interest earning assets partially offset by a 59 basis point decline in the net interest margin, to 3.50%. The spread between the yield on interest earning assets narrowed when comparing the nine months ended September 30, 2008 to nine months ended September 30, 2007. Yield on interest earning assets decreased 115 basis points to 6.67% while cost of funds decreased 92 basis points due to continued competitive pricing on deposits.

Noninterest income

Noninterest income was $3.5 million in the first nine months of 2008, a $316,000 or 8.3% decrease over the comparable period of 2007. This decline was primarily the result of a $168,000 or 131.2% decrease in secondary market income and fixed asset dispositions and a $130,000 decline in trust fee income.

Noninterest expense

Noninterest expense totaled $33.1 million for the first nine months of 2008, an increase of 16.9% or $4.8 million compared to the same period of 2007. Approximately $2.0 million of the increase is explained by higher occupancy and equipment-related expense due to additional space required for business expansion. A total of $929,000 of the increase in noninterest expense between the two periods occurred in personnel expense. Other increases, which are also attributable to the growth of the Company, occurred in the areas of repossession expenses ($706,000), regulatory assessments ($420,000) and professional fees ($361,000).

Provision and Allowance for Loan Losses

The provision for loan losses for the first nine months of 2008 was $8.5 million, up $6.9 million (451.0%) from the same period last year. This increase was necessitated primarily by an increased level of net charge-offs due to the continued weakness in real estate values, primarily within the Company’s Southwest Florida markets. There were $8.4 million in net charge-offs during the first nine months of 2008, resulting in a ratio of net charge-offs to average loans of 0.96% compared to 0.05% net charge-offs for the first nine months of 2007. Five large loans constitute approximately $6.6 million of the charge-offs, the majority of which are in the Southwest Florida market. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Southwest Florida markets. The remaining charge-offs were a combination of smaller loans across various loan categories.

There were $29.1 million in nonperforming loans at September 30, 2008 compared to $5.7 million at September 30, 2007. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. The increase was primarily related to twelve commercial relationships totaling $22.3 million. Loans thirty to eighty-nine days delinquent increased to $37.3 million at September 30, 2008 from $7.4 million at September 30, 2007.

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

At September 30, 2008, the Company had $108.3 million in outstanding borrowings from the FHLB of its present $256.6 million line, and there was $205.6 million in other available lines from correspondents.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available for sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is asset-sensitive, meaning that in a given period there will be more assets than liabilities subject to immediate re-pricing as interest rates change in the market. Because most of the Company’s loans are tied to the prime rate, they re-price more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. The opposite occurs during periods of declining rates.

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

Capital

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available for sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total average assets as defined by a leverage ratio.

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

The Company and subsidiary Banks were all considered well capitalized as of September 30, 2008. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio were 9.19%, 9.35% and 11.59%, respectively, as of September 30, 2008.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2008, follows (In thousands):

Contract Amount
Standby letters of credit	$3,110
Undisbursed lines of credit	$183,423
Commitments to extend credit	$50,020

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company currently engages in interest rate swaps. Refer to Note 8 for additional information on Derivative Financial Instruments. An integral component of the Company’s interest rate risk management strategy is its ability to use derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by changes in market interest rates. Examples of derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts, principal only swaps, options and swaptions. As part of the overall risk management strategy, the Company may enter into forward contracts accounted for as free-standing derivatives to economically hedge interest rate lock commitments that are also considered freestanding derivatives. When the Company establishes derivative contracts, they are with reputable third parties in order to economically hedge significant exposures assumed in commercial customer accommodation derivative contracts. Generally, these contracts will have similar terms in order to protect the Company from market volatility. Credit risks may arise from the possible inability of counterparties to meet the terms of their contracts, which the Company minimizes through approvals, limits and monitoring procedures.

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

Risk Factors

The following risk factors represent additions to, and should be read in conjunction with, “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

The continuation or further deterioration of current economic conditions could adversely impact our business.

In fiscal 2007, and continuing into fiscal 2008, declining real estate prices and economic conditions throughout the United States, particularly in certain regions in which the Company is active, contributed to an industry-wide increase in borrowers unable to make their loan payments and increased default and foreclosure rates. A significant number of lenders have been forced to recognize substantial losses and banking regulators have also taken over some banking institutions. In response, financial institutions have tightened their underwriting standards, limiting available sources of credit and liquidity. The competition for deposits has increased and news reports of bank failures and other problems have directly contributed to depositor unease, including withdrawals. If these negative economic conditions continue or become more widespread, our financial condition could continue to be adversely affected. In addition, while we have implemented strategies to address the current economic weakness, there is no guarantee that these strategies will be effective and our business may continue to be adversely affected by economic conditions for an extended period of time.

Current and further deterioration in the real estate market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our results of operations.

As of September 30, 2008, residential real estate secured loans and commercial real estate secured loans comprised 25.5% and 64.2% of our loan portfolio, respectively. Real estate secured loans have been negatively impacted by the economic downturn and related decrease in real estate values. Continuation of the downturn could further depress our earnings and our financial condition because: an increasing number of borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline further; the quality of our loan portfolio may decline further; and/or customers may not want or need our products and services. Any of these scenarios could cause further increases in delinquencies and non-performing assets or require us to charge-off a higher percentage of our loans and/or increase substantially our provision for loan losses, any of which would negatively impact our operating results.

An inadequate allowance for loan losses would negatively impact our results of operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio.

Our exposure to credit risk is increased by our commercial real estate, commercial business and construction lending.

Commercial real estate, commercial business and construction lending has historically been considered to be higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At September 30, 2008, we had a balance of $602.4 million in commercial real estate loans (including multi-family residential loans), $325.2 million in land and construction loans, and $114.7 million in commercial and industrial loans.

At September 30, 2008, nonperforming commercial real estate (including multi-family residential loans), land and construction, and commercial and industrial loans totaled $21.9 million and represented 1.8% of total loans compared to a balance of $6.4 million at December 31, 2007, which represented .6% of total loans. Commercial real estate loans can be affected by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If our estimate of value is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flows of their businesses. Such loans may involve risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business.

Because commercial real estate, commercial business and construction loans are susceptible to a risk of loss during a downturn in the business cycle we cannot assure you that more of these loans will not become nonperforming. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

The need to account for assets at market prices may adversely affect our results of operations.

We report certain assets, including investments and securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

Net interest income could be negatively affected by changes in interest rates and the lag in repricing of assets as compared to liabilities.

Our profitability depends to a large extent on the Banks’ net interest income, which is the difference between income on interest-earning assets such as mortgage loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings. We are affected by changes in general interest rate levels and by other economic factors beyond our control. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

Changes in interest rates could have significant adverse effects on our financial condition and results of operations.

Fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in financial markets in the United States and in other countries. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, client loan and deposit preferences and the timing of changes in these variables. In an environment in which interest rates are increasing, our interest costs on liabilities may increase more rapidly than our income on interest-earning assets. This could result in a deterioration of our net interest margin.

Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage market risk by establishing and monitoring limits on the types and degree of risk undertaken. Changes in interest rates may have either a positive or negative effect on the value of a derivative instrument depending on the nature of the derivative instrument.

Additionally, a substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan or taking out a subordinate mortgage would be less attractive, and qualifying for a loan may be more difficult.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2007.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the nine months ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. —OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various legal proceedings arising in the ordinary course of business. Management believes that the ultimate aggregate liabilities arising form these proceedings, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of a Registration Statement on Form SB-2 for Bancshares of Florida with the SEC on December 28, 2001, File No. 333-76094. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g.) were previously filed as part of a Form 10-Q filed on November 1, 2006. The exhibits which are denominated by a (h.) were previously filed as part of a Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by an (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by an (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by an (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

e.4.4	Form of Stock Purchase Warrant—2002 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

g.10.2	Change in Control Agreement of Roy N. Hellwege dated September 19, 2006

g.10.3	Change in Control Agreement of Charles K. Cross dated September 19, 2005

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

h.10.7	Change in Control Agreement of R. Moyle Fritz, Jr. dated September 20, 2007

h.10.8	Change in Control Agreement of Julie W. Husler dated September 20, 2007

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

h.10.10	Change in Control Agreement of Christopher Willman dated September 24, 2007

h.10.11	Change in Control Agreement of John B. James dated September 17, 2007

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

10.13	Change in Control Agreement of John Klumpp dated August 1, 2008

10.14	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

n.10.15	Change in Control Agreement of Roberto Pelaez dated January 2007

10.16	Change in Control Agreement of Charles Tipton dated August 1, 2008

10.17	Change in Control Agreement of Danny E. Morgan dated August 1, 2008

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: November 5, 2008	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2008	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial and Accounting Officer)