Form 10-K
period 2008-12-31
BANK OF FLORIDA CORP
filed 2009-03-09
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $2.11, as quoted on the Global Market, on March 3, 2009 was approximately $20,186,000. For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of March 3, 2009: 12,779,020 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2009 are incorporated by reference into Part III of this report.

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

BACKGROUND AND PRIOR OPERATING HISTORY

Bank of Florida Corporation was incorporated in Florida in September 1998 to serve as a holding company for Bank of Florida – Southwest. On August 24, 1999, Bank of Florida – Southwest commenced operations in Naples, Florida. On July 16, 2002, Bank of Florida – Southeast opened for business in Ft. Lauderdale, Florida and on November 5, 2004, Bank of Florida – Tampa Bay opened for business in Tampa, Florida. Bank of Florida Trust Company (the “Trust Company”) was approved to engage in fiduciary services and estate planning consultation on August 23, 2000. (Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay are collectively referred to in this report as the “Banks” and Bank of Florida Corporation and its subsidiaries are collectively referred to in this report as the “Company”).

The Banks offer a complete range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, and certificates of deposit. Lending products include commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, they provide such consumer services as U.S. Savings Bonds, traveler’s checks, cashiers checks, safe deposit boxes, bank-by-mail services, direct deposit, on-line banking, and automatic teller services. Specialized services to commercial customers include cash management, expanded on-line banking, remote deposit capture, lock box, and door-to-door banking. The Trust Company offers non-proprietary, third-party investment consulting services and access to an extensive, nationwide network of independent money managers.

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

Bank of Florida – Southwest has three locations in Naples (Collier County), one in Bonita Springs (southern Lee County) and one in Fort Myers (Lee County). Bank of Florida – Southeast is headquartered in downtown Fort Lauderdale (Broward County) with an additional branch location in Ft. Lauderdale (Broward County), one in Boca Raton (Palm Beach County), one in Aventura (Miami-Dade County) and two locations in Coral Gables (Miami-Dade). Bank of Florida – Tampa Bay has one location in the Harbor Island area of Tampa (Hillsborough County) and one location in Clearwater (Pinellas County).

The Trust Company maintains its headquarters in Naples and has offices at all of the affiliate bank locations. In addition to independent investment consulting and wealth management expertise, the Trust Company offers trust and estate planning, full trust powers, custodial services, and private family office fiduciary and advisory services.

The deposit information by market is obtained using the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits report which is published annually. This report contains deposit data for branches and offices of all FDIC-insured institutions. The FDIC collects deposit balances for commercial and savings banks as of June 30 of each year, and the Office of Thrift Supervision (“OTS”) collects the same data for savings institutions.

Collier and Lee Counties have approximately $21.9 billion in deposits as of June 30, 2008. Collier County is the 9th largest deposit market in the State of Florida, with 2.90% of all deposits statewide, while Lee County is the 10th largest with a 2.86% statewide market share. Bank of Florida – Southwest had 3.0% of all deposits in the Naples and Marco Island metropolitan statistical area as of June 30, 2008.

With deposits of $146.1 billion as of June 30, 2008, the Miami-Dade/Broward/Palm Beach County markets are much larger than the Collier/Lee County market. Miami-Dade, Palm Beach and Broward Counties are the number one, two and three deposit markets in the State of Florida, respectively, and combined account for 38.4% of Florida’s deposits. Bank of Florida – Southeast had 0.24% of all deposits in the Miami, Ft. Lauderdale and Miami Beach metropolitan statistical area as of June 30, 2008.

Hillsborough and Pinellas Counties have approximately $46.1 billion in total deposits as of June 30, 2008. Pinellas County is the 5th largest deposit market in the State of Florida, with 6.82% of all deposits statewide, while Hillsborough County is the 6th largest with a 5.31% statewide market share. Bank of Florida – Tampa Bay had 0.37% of all deposits in the Tampa, St Petersburg, and Clearwater metropolitan statistical area as of June 30, 2008.

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

Various legislative actions in recent years have led to increased competition among financial institutions. With the enactment of laws and regulations affecting interstate bank expansion, it is easier for financial institutions located outside of the State of Florida to enter the Florida market, including our targeted markets. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers, through computer and telephone-based banking and similar services. There can be no assurance that the United States Congress, the Florida Legislature, or the applicable bank regulatory agencies will not enact legislation or promulgate rules that may further increase competitive pressures on us.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the five years ended December 31, 2008. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (In Thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
ASSETS
Cash and due from banks	$23,063	$17,488	$20,319	$16,621	$15,527

Federal funds sold	9,187	8,144	31,263	45,849	17,576
Investment securities & interest earning deposits	91,696	49,490	35,684	18,934	9,079
Loans	1,209,843	1,033,918	627,440	400,897	260,385

Total interest-earning assets	1,310,726	1,091,552	694,387	465,680	287,040

Other assets	91,231	74,154	17,884	15,201	7,367

Total assets	$1,425,020	$1,183,194	$732,590	$497,502	$309,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$6,228	$7,625	$3,961	$5,185	$2,842
Time deposits	547,730	367,992	227,944	168,065	132,514
Other interest bearing deposits	388,142	398,432	270,424	183,835	96,776
Other borrowings	179,801	120,331	34,578	6,594	2,250

Total interest bearing liabilities	1,121,901	894,380	536,907	363,679	234,382

Non-interest bearing deposits	104,224	103,149	90,345	74,847	41,305
Other liabilities	1,406	7,247	2,614	7,523	1,350

Total liabilities	1,227,531	1,004,776	629,866	446,049	277,037
Stockholders’ equity	197,489	178,418	102,724	51,453	32,897

Total liabilities and stockholders’ equity	$1,425,020	$1,183,194	$732,590	$497,502	$309,934

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the three years ended December 31, 2008 were as follows:

	2008	2007	2006
Return on average assets	(0.93)%	0.23%	0.32%
Return on average common stockholders’ equity	(6.70)%	1.54%	2.26%
Average equity to average assets ratio	13.86%	15.08%	14.02%
Dividend payout ratio	0.00%	0.00%	0.00%

LENDING ACTIVITIES

The Company engages in a large complement of lending activities, including commercial, consumer, installment, and real estate loans. The majority of the Company’s lending activities are conducted principally with customers located in the Naples, Ft. Myers, Ft. Lauderdale, Miami-Dade, Palm Beach and Tampa, Florida areas. Construction loans are comprised of commercial real estate, multifamily and residential one to four family loans. Commercial and industrial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Banks’ loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Banks are susceptible to economic downturns and natural disasters.

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

	DECEMBER 31,
TYPE OF LOAN	2008	2007	2006	2005	2004
Loans held for sale – One-to-four family residential	$—	$417	$1,103	$1,323	$—

One-to-four family residential	$163,143	$139,986	$93,298	$64,805	$60,124
Commercial real estate	576,486	417,982	241,931	180,039	103,597
Land and construction	318,607	397,299	303,950	141,534	65,172
Multifamily	42,539	31,195	26,530	25,255	14,627

Total real estate loans	1,100,775	986,462	665,709	411,633	243,520
Commercial and industrial loans	118,883	93,648	66,087	36,834	42,721
Lines of credit	44,681	43,416	39,127	26,393	23,871
Consumer loans	12,646	22,519	12,835	11,391	15,869

Total loans held for investment	1,276,985	1,146,045	783,758	486,251	325,981
Allowance for loan losses	(29,533)	(14,431)	(7,833)	(4,603)	(2,817)
Deferred loan fees, net	(1,674)	(1,700)	(1,251)	(852)	(202)

Net loans held for investment	$1,245,778	$1,129,914	$774,674	$480,796	$322,962

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

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. At December 31, 2008, approximately 86.2% of the Company’s loan portfolio is concentrated in real estate loans. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

The following is an analysis of maturities of loans as of December 31, 2008 (In Thousands):

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Residential one-to-four family	$42,027	$23,216	$97,900	$163,143
Commercial real estate	42,011	164,570	369,905	576,486
Land and construction	180,856	91,436	46,315	318,607
Multifamily	15,160	25,295	2,084	42,539

Total real estate loans	280,054	304,517	516,204	1,100,775
Commercial and industrial	64,459	30,709	23,716	118,884
Lines of Credit	1,424	2,720	40,536	44,680
Consumer loans	4,148	6,383	2,115	12,646

Total loans held for investment and sale	$350,085	$344,329	$582,571	$1,276,985

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Fixed rate loans	$88,074	$218,292	$137,652	$444,018
Variable rate loans	262,011	126,037	444,919	832,967

Total loans held for investment and sale	$350,085	$344,329	$582,571	$1,276,985

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

The Company had non-accrual loans totaling $71,853,000 and $13,752,000 at December 31, 2008 and 2007, respectively. At December 31, 2008, there were no loans that were contractually past due 90 days or more as to principal or interest payments and still accruing interest. At December 31, 2007, there were four loans totaling $440,000 that were contractually past due 90 days or more as to principal or interest payments and still accruing interest. The Company had $19,372,000 loans that would be defined as troubled debt restructuring at December 31, 2008. At December 31, 2007 there were no loans that would be defined as troubled debt restructuring.

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

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category. The allowance for loan losses was allocated by category for each of the years indicated as follows (In Thousands):

	2008		2007		2006		2005		2004
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY
Residential one-to-four family	$3,730	12.8%	$906	12.2%	$424	12.0%	$286	13.6%	$218	18.4%

Commercial real estate	7,291	45.1%	3,831	36.5%	2,080	30.8%	1,516	36.9%	541	31.8%

Land and construction	13,054	24.9%	6,940	34.7%	3,648	38.8%	1,675	29.0%	326	20.0%
Multifamily	2,193	3.3%	349	2.7%	266	3.4%	248	5.2%	133	4.5%

Total real estate	26,268	86.1%	12,026	86.1%	6,418	85.0%	3,725	84.7%	1,218	74.7%
Commercial and industrial	2,374	9.3%	1,562	8.2%	872	8.4%	480	7.6%	829	13.1%

Lines of credit	689	3.5%	509	3.8%	364	5.0%	241	5.4%	463	7.3%

Consumer	202	1.1%	334	1.9%	179	1.6%	157	2.3%	307	4.9%

Total	$29,533	100.0%	$14,431	100.0%	$7,833	100.0%	$4,603	100.0%	$2,817	100.0%

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the most recent five years ended December 31, as indicated (In Thousands):

Type of Loan	2008	2007	2006	2005	2004
Balance at beginning of year	$14,431	$7,833	$4,603	$2,817	$1,568

Charge-offs:
Consumer	(35)	(117)	(99)	(47)	(26)
Commercial and industrial	(317)	(287)	(100)	(77)	(14)
Real estate loans	(8,945)	(34)	(5)	—	—

Recoveries:
Consumer	2	37	3	7	—
Commercial and industrial	47	—	3	—	10
Real estate loans	23	—	6	—	—

Net charge-offs	(9,225)	(401)	(192)	(117)	(30)

Reserves related to acquisitions	—	2,745	586	—	—
Provision for loan losses charged to operations	24,327	4,254	2,836	1,903	1,279

Balance at end of year	$29,533	$14,431	$7,833	$4,603	$2,817

Asset Quality Ratios
Net charge-offs during the year to average loans outstanding during the year	0.78%	0.04%	0.03%	0.03%	0.01%
Allowance for loan losses to total loans	2.32%	1.26%	1.00%	0.94%	0.86%
Allowance for loan losses to non-performing loans	41.10%	101.69%	1160.26%	1435.40%	480.70%
Nonperforming loans to total loans	5.63%	1.24%	0.09%	0.07%	0.18%
Nonperforming assets to total assets	4.95%	1.19%	0.08%	0.06%	0.14%

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

SOURCES OF FUNDS

The Company’s primary funding source for lending, investments and other general business purposes is deposits. The Company offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit with a range of maturity date options, and accessibility to a customer’s deposit relationship through on-line banking. Commercial customers additionally have cash management, expanded on-line banking, lock box, remote deposit capture and door-to-door banking depositor services. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, obtained through the personal solicitation of the Banks’ officers and directors, direct mail solicitation and limited advertisements published in the local media. The Banks pay competitive interest rates on time, money market and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Company’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and other similar charges.

In addition to deposits, another principal source of funds is loan repayments. If necessary, additional funding is available to the Banks by borrowing from the Federal Home Loan Bank (“FHLB”). Our FHLB lending capacity provides a line of credit up to 20% of total assets for the Bank of Florida – Southwest and for Bank of Florida – Southeast and 10% of total assets for Bank of Florida – Tampa Bay. Bank of Florida-Southwest and Bank of Florida – Southeast issued subordinated debt during 2005 and repurchase agreements in 2008 to assist in their capital funding needs. See “Note-10 Deposits”, “Note 11-Subordinated Debt and Other Borrowings” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

The following table presents, for the three years ended December 31, 2008, the average amount of and average rate paid on each of the following funding categories:

FUNDING CATEGORY	AVERAGE AMOUNT (IN THOUSANDS)			AVERAGE RATE PAID
	2008	2007	2006	2008	2007	2006
Non-interest-bearing demand deposits	$104,224	$103,149	$90,345	—	—	—
Savings deposits	6,228	7,625	3,961	0.55%	0.64%	1.09%
Time deposits	547,730	367,992	227,944	4.21%	5.06%	4.52%
Other interest-bearing deposits	388,142	398,432	270,424	2.70%	3.98%	3.25%
Other borrowings	179,801	120,331	34,578	3.87%	5.33%	6.06%

Total Funding	$1,226,125	$997,529	$627,252	3.31%	4.10%	3.38%

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

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks has established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Silverton Bank (Georgia), Federal Reserve Bank of Atlanta and Nexity Bank. At December 31, 2008, available lines of credit with correspondent banks amounted to $292,492,000.

EMPLOYEES

At December 31, 2008, the Company employed 243 full-time-equivalent employees, none of whom were represented by a union or collective bargaining agreement. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives, to support its growth objectives.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance and did not have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 163 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No.142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP No.142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP No. 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activity (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2008, the FASB issued FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”). The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No.140-3 is effective for fiscal years beginning after November 15, 2008. The adoption of FSP No. 140-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

Since the Company commenced operations on August 24, 1999, it has incurred an accumulated deficit as of December 31, 2008, of approximately $15.0 million. This deficit is due to the substantial increase in provision for loan losses, the costs of establishing its business strategy, which included opening Bank of Florida – Southwest, Bank of Florida Trust Company, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay, and the continuing expansion of banking activities in its markets, as well as the impact of historically low interest rates and other factors. Bank of Florida Corporation may charter additional banks or open additional branches in the future. A newly formed bank or a newly opened branch is typically expected to incur operating losses in its early periods of operations because of an inability to generate sufficient net interest income to cover operating expenses. Those operating losses can be significant and can occur for longer periods than planned, depending on the new bank’s ability to control operating expenses and generate net interest income. There is a risk that losses at any new subsidiaries of Bank of Florida Corporation may exceed profits at its existing subsidiaries.

The Company may encounter unexpected financial and operating problems due to its rapid growth.

The Company has grown significantly since it opened its first bank subsidiary, Bank of Florida – Southwest, in 1999. Total assets have grown to approximately $1.5 billion as of December 31, 2008. This rapid growth may result in unexpected financial and operating problems, including problems in the loan portfolio due to its unseasoned nature, and turnover or rapid increases in members of management and staff, which may affect the value of the Company’s common stock. Acquisitions may add additional pressures to internal control, financial and operating systems. If loan and asset growth continues at its historical pace, it may be difficult for the Company and its subsidiaries to retain their “well capitalized” designations with the Federal Deposit Insurance Corporation. If the Company or one of its subsidiary banks were to fall below “well capitalized” to “adequately capitalized,” we could sell loan participations in order to decrease the amount of its assets. This could, however, result in lower earnings due to retaining a lower level of earning assets.

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

If a significant number of loans are not repaid, it would have an adverse effect on our earnings and overall financial condition. Like all financial institutions, we maintain an allowance for loan losses to provide for losses inherent in the loan portfolio. The allowance for loan losses reflects management’s best estimate of probable losses in the loan portfolio at the relevant balance sheet date. This evaluation is primarily based upon a review of our and the banking industry’s historical loan loss experience, known risks contained in the loan portfolio, composition and growth of the loan portfolio, and economic factors. However, the determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. As a result, our allowance for loan losses may not be adequate to cover actual losses, and future provisions for loan losses may continue to adversely affect our earnings.

An inadequate allowance for loan losses would negatively impact our results of operations.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to avoid losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the broader economy may also increase our risk of credit losses. The determination of an appropriate level of allowance for loan losses is an inherently uncertain process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and charge-offs may exceed current estimates. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as, including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and industry loan concentrations. If any of our evaluations are incorrect and borrower defaults result in losses exceeding our allowance for loan losses, our results of operations could be significantly and adversely affected. We cannot guarantee you that our allowance will be adequate to cover loan losses inherent in our portfolio.

Changes in business and economic conditions, in particular those of the Florida markets in which we operate, could continue to lead to lower revenue, lower asset quality, and lower earnings.

Unlike larger national or other regional banks that are more geographically diversified, our business and earnings are closely tied to general business and economic conditions, particularly the economies of Southeast, Southwest and Tampa Bay, Florida. These local economies are heavily influenced by tourism, real estate, and other service-based industries. Factors that could affect these local economies include declines in tourism, higher energy costs, reduced consumer or corporate spending, natural disasters or adverse weather, and the recent significant deterioration in general economic conditions. A sustained economic downturn could adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

The Florida economy continued to weaken during the fourth quarter of 2008. Visitor arrivals decreased and unemployment levels increased compared to the fourth quarter of 2007. We continually monitor changes in the economy, including levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. We also monitor the value of collateral, such as real estate, that secures loans we have made. A decline in the value of collateral could also reduce a customer’s borrowing power.

Difficult market conditions could continue to adversely affect us and our industry.

Dramatic declines in the housing and commercial real estate markets over the past year have negatively impacted credit performance of many financial institutions’ loans. Many lenders have reduced, and in some cases, ceased providing funding to borrowers, including other financial institutions, reflecting concern about the stability of financial markets, generally, and the strength of counterparties, specifically. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies for other financial institutions, a lack of confidence in the financial sector, and increased volatility in the financial markets. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition, and results of operations.

Recent negative developments in the financial services industry and the U.S. and global credit markets may continue to adversely impact our operations, results and stock price.

Negative developments over the past year in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009 and beyond. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital, compared to prior years. As a result, there is a potential for new Federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to geographically expand our operations, originate or sell loans, and adversely impact our financial performance.

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

Commercial real estate, commercial business and construction lending have historically been considered to be higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2008, we had a balance of $619.0 million in commercial real estate loans (including multi-family residential loans), $318.6 million in land and construction loans, and $118.9 million in commercial and industrial loans.

At December 31, 2008, nonperforming commercial real estate (including multi-family residential loans), land and construction, and commercial and industrial loans totaled $52.6 million and represented 4.1% of total loans compared to a balance of $6.4 million at December 31, 2007, which represented .6% of total loans. Commercial real estate loans can be affected by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

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

Because commercial real estate, commercial business and construction loans are susceptible to a risk of loss during a downturn in the business cycle we cannot guarantee that more of these loans will not become nonperforming. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

If we lose key employees, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees went to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including, but not limited to, our President and Chief Executive Officer Michael L. McMullan and the Presidents and Chief Executive Officers of our subsidiaries. We have entered into contracts with certain of our key executive officers which contain standard non-competition provisions to help alleviate some of this risk.

Current and further deterioration in the real estate market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our results of operations.

As of December 31, 2008, residential real estate secured loans, including lines of credit secured by real estate, and commercial real estate secured loans comprised 21.7% and 68.0% of our loan portfolio, respectively. Real estate secured loans have been negatively impacted by the economic downturn and related decrease in real estate values. Continuation of the downturn could further depress our earnings and our financial condition because: 1) an increasing number of borrowers may not be able to repay their loans; 2) the value of the collateral securing our loans to borrowers may decline further; 3) the quality of our loan portfolio may decline further; 4) and/or customers may not want or need our products and services. Any of these scenarios could cause further increases in delinquencies and non-performing assets or require us to charge-off a higher percentage of our loans and/or increase substantially our provision for loan losses, any of which would negatively impact our operating results.

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

A large portion of our securities portfolio is composed of mortgage-backed securities. If the underlying loans comprising those securities fail to perform pursuant to their terms, our securities may not provide their contracted returns and may lose value. Significant defaults in these securities or severe loss of value may materially adversely affect our financial condition and results of operation.

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

Changes in interest rates could continue to have significant adverse effects on our financial condition and results of operations.

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

Recent legislation in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.

Disruptions in the financial system during 2008 resulted in significantly reduced business activity in the global and U.S. economies, which could potentially and significantly affect financial institutions. In response to this financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 was signed into law on October 3, 2008. Pursuant to this statute, the U.S. Treasury was given the authority to purchase assets or securities of U.S. financial institutions. The FDIC also began to temporarily provide a 100% guarantee of the senior debt of all FDIC insured institutions, as well as deposits in noninterest-bearing transaction deposit accounts. These actions by the U.S. Treasury and FDIC have combined to respond to this unprecedented financial crisis. It is not clear what impact these actions, or future actions, of the Federal government, will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability.

Regulatory action could severely limit future expansion plans.

To carry out some of our expansion plans, Bank of Florida Corporation is required to obtain permission from the Federal Reserve Board, the FDIC and the Florida Office of Financial Regulation. Applications for the formation of new banks or branches and the acquisition of existing banks are submitted to the state and appropriate federal bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict the expansion plans of the Company, its current subsidiaries and future new start-up banks, which could limit our ability to increase revenue. Furthermore, recent amendments to anti-money laundering laws require the regulatory agencies to evaluate our compliance with such laws when processing certain applications for permission to engage in expansionary activities. In addition, the regulatory agencies have recently increased their monitoring of banks’ compliance with such laws. Therefore, if our anti-money laundering law compliance efforts are not successful, the increased oversight by our regulators in that area could hinder our ability to successfully pursue merger or other expansion activities.

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

We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot guarantee that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

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

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or our policies without prior notice or application to and the approval of the Federal Reserve Board.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the Nasdaq Global Market, and our price may fluctuate in the future.

Although our common stock is listed for trading on the Nasdaq Global Market, the trading market in our common stock has substantially less liquidity than the average trading market for companies quoted on the Nasdaq

National Market. The average daily trading volume of Bank of Florida Corporation common stock in 2008 was 39,024 shares. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Bank of Florida Corporation’s corporate headquarters and Bank of Florida – Southwest’s main offices are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34110. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida – Southwest leases one-half of the first floor, consisting of 12,785 square feet, from Naples 9, LLC. The first floor houses a banking center with a board room, catering kitchen, conference rooms, three (3) drive-through lanes, and ATM/night deposit access. Wealth management and trust offices, and a conference room are also located on the ground floor. Bank of Florida – Southwest also leases 8,430 square feet on the second floor, with offices and work areas for finance, credit administration, and risk management. Bank of Florida Corporation leases 9,698 square feet on the third floor, with offices for marketing, human resources, training and holding company executive and administrative personnel. These leases expire in 2012 with options for two five-year renewals at then market rates. The monthly lease payment as of December 2008 was $95,200. With the acquisition of Old Florida Bank, Bank of Florida Corporation acquired property located at 12298 Matterhorn Road, Ft Myers, Florida, which is now the location of the Company’s Operations Center. The facility consists of 15,000 square feet of space and is owned by the corporation.

Bank of Florida – Southwest operates a full-service branch office at 3401 Tamiami Trail North, Naples, Florida. This branch office, which is owned by Bank of Florida – Southwest, is contained in a two-story office building located on approximately one acre of land. The bank also leased a facility in 2006 at 23471 Walden Center, Bonita Springs, Florida, which now serves as the Bank’s third full-service branch office. The monthly lease payment for the Bonita Springs location as of December 31, 2008 was $18,900. In connection with the acquisition of Old Florida Bank in April 2007, Bank of Florida – Southwest acquired a two story building at 2325 Vanderbilt Beach Road, Naples, Florida which serves as the Bank’s fourth full-service branch. The first floor serves as a full-service branch office and the second floor with 4,100 square feet is sub-leased to a third party. The lease was entered into on July 1, 2001 for 5 years with another 5 year option which extends the lease until 2011. Additionally, Bank of Florida – Southwest acquired property located at 63210 Daniels Parkway, Fort Myers, Florida, which serves as the Bank’s fifth full-service branch. Bank of Florida – Southwest leases a facility at 2301 Del Prado Blvd, Cape Coral, Florida in the Coralwood Shopping Center. This branch was closed in May 2007 and is no longer in use. This 2,688 square foot space is leased from GRE Coralwood, LP beginning May 18, 2005 for a term of 5 years. The monthly lease payment as of December 31, 2008 was $7,100. Bank of Florida – Southwest also acquired a parcel of vacant land located on Santa Barbara Boulevard in Cape Coral, Florida.

Bank of Florida – Southeast operates in approximately 20,790 square feet of Suite 1700 and 3000 square feet of Suite 100 of the 200 La Olas Circle office building located at 200 SW First Avenue, in downtown Fort Lauderdale, Florida. This space is leased from 200 Brickell LTD. The space includes executive offices, wealth management offices, 3 conference rooms, board room, catering kitchen and full service branch facilities. The site does not have drive-through facilities, but does offer a walk-up ATM facility. The lease is for 10 years with an option for one ten-year renewal at then market rates. The monthly lease payment as of December 2008 was $70,600. Bank of Florida – Southeast also leases a full-service branch at 19058 NE 19th Ave. in Aventura, Florida. As of December 31, 2008 the monthly lease payment for the Aventura location was $9,300. In June 2008, the Bank leased office space located at 2521 E. Commercial Boulevard in Fort Lauderdale, Florida. The new 2,400 square foot facility provides convenience and visibility with the addition of two (2) drive-through lanes, walk-up ATM and expanded parking. The lease is for fifteen years with options for three five-year renewals at then market rates. The monthly lease payment as of December 2008 was $27,800.

Bank of Florida – Southeast also has leased office space in Palm Beach County, located at 595 South Federal Highway, in Boca Raton, Florida. The space consists of 6,460 square feet on the first floor, 2,500 square feet on the second floor, the garage, all common areas located on the property and the exclusive use of two (2) remote drive-through lanes, located on the west side of 555 South Federal Highway. The lease is for fifteen years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2008 was $43,900.

Bank of Florida – Southeast operates a full service branch at 1493 Sunset Drive in South Miami, Florida. This facility was leased in 1998 for a ten year term with options for two five-year renewals at then market rates. The monthly lease payment as of December 2008 was $12,100. In July 2008, Bank of Florida – Southeast opened a banking facility in downtown Coral Gables, Florida. The nearly 4,700 square foot facility is located at 20 Giralda Avenue in the 55 Merrick Way Building. The facility is the third Miami-Dade County location and features a full-service banking facility, executive offices, wealth management and trust offices, two (2) drive-through lanes, two (2) ATMs and designated client parking. The lease is for ten years with options for three five-year renewals at then market rates. The monthly lease payment as of December 2008 was $22,400.

Bank of Florida – Tampa Bay leases office space located in the Harbour Island area of downtown Tampa, Florida at 777 South Harbour Island Boulevard. The space consists of 2,718 square feet on the ground floor which is operated as the main branch and banking facility. Additional space located on the ground floor serves as the executive, lending, operations and credit offices of the Bank. The monthly lease payment as of December 31, 2008 was $28,600. Bank of Florida – Tampa Bay has subleased space located on the first and ninth floors of the downtown Tampa facility. During 2006, additional space was leased in Winter Park, Florida to serve as a lending production office (“LPO”) for Bank of Florida – Tampa Bay. This space is no longer in use as an LPO and has been subleased for the remaining duration of the original three year lease term. Bank of Florida – Tampa Bay opened a second banking center in 2007 located at 26417 U.S. Highway 19 North in Clearwater, Florida. The facility is a two story building with approximately 8,700 square feet of space. The facility features a full-service branch, one (1) drive-through lane, one (1) drive-through ATM, a conference room, and designated client parking. The monthly lease payment as of December 31, 2008 was $29,600. The lease is for 15 years with four additional five year renewal options.

Bank of Florida Trust Company maintains offices and personnel at each of the Banks’ main offices, referred to as “wealth management and trust offices” above, and also meets with prospective clients at each of the Bank’s banking centers.

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

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was held by approximately 2,548 holders registered or in street name as of December 31, 2008. The Company is listed on the Nasdaq Global Market under the symbol “BOFL”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

The table below shows the high, low and closing bid prices on the NASDAQ National Market for the periods indicated.

Calendar Quarter Ended	High	Low	Closing
December 31, 2006	$20.50	$20.18	$20.49
March 31, 2007	$19.54	$18.84	$18.90
June 30, 2007	$17.44	$17.29	$17.43
September 30, 2007	$16.42	$16.11	$16.42
December 31, 2007	$11.95	$11.46	$11.50
March 31, 2008	$10.14	$9.90	$10.05
June 30, 2008	$8.36	$7.25	$7.25
September 30, 2008	$8.39	$8.00	$8.25
December 31, 2008	$4.55	$4.21	$4.21

The following graph compares Bank of Florida Corporation’s cumulative stockholder return on our common stock with: (i) SNL Financial LC’s index for Florida Banks with $1 - $5 billion in assets; and (ii) the Russell Microcap Index, which is comprised of 1,000 of the smallest securities in the Russell 2000 Index and the next 1,000 securities, which universe includes Bank of Florida. The graph assumes an initial investment of $100 on February 11, 2003.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Bank of Florida Corporation	100.00	109.29	154.00	139.01	78.02	28.56

Russell Microcap Index	100.00	114.14	117.07	136.43	125.52	74.87

Florida Banks $1-$5 Billion Assets	100.00	109.06	125.68	148.91	85.76	62.67

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

The following table sets forth information about the number of shares reserved for issuance under the 1999 Stock Option Plan and the 2006 Stock Compensation Plan as of December 31, 2008.

Number of securities to be issued upon exercise of outstanding options	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	617,671	$14.71	724,213
Equity compensation plans not approved by security holders (1)	145,131	$11.52	0

Total	762,802	$14.10	724,213

(1)	Includes warrants issued to the organizing directors of our subsidiary banks.

See “Note 3-Stock-Based Compensation” of the Notes To Consolidated Financial Statements” for information on stock options and warrants outstanding.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2008	2007	2006	2005	2004
		(Dollars In Thousands, except per share data)
Statement of Operations Data:
Total interest income	$83,327	$84,155	$52,330	$28,491	$14,767
Total interest expense	40,535	40,931	21,221	9,348	4,962

Net interest income before provision for loan losses	42,792	43,224	31,109	19,143	9,805
Provision for loan losses	24,488	4,254	2,836	1,903	1,279

Net interest income after provision for loan losses	18,304	38,970	28,273	17,240	8,526
Noninterest income	4,702	5,588	4,242	3,259	2,176
Noninterest expense	44,061	39,980	28,585	19,344	13,582

(Loss) income before taxes (benefit)	(21,055)	4,578	3,930	1,155	(2,880)
Income taxes (benefit)	(7,833)	1,835	1,611	(3,728)	—

Net (loss) income	$(13,222)	$2,743	$2,319	$4,883	$(2,880)

Balance Sheet Data:
Total assets	$1,549,013	$1,310,488	$883,102	$569,782	$420,808
Total cash and cash equivalents	47,938	17,388	27,744	50,117	57,897
Interest-earning assets	1,403,407	1,192,104	838,626	538,255	394,851
Investment securities	117,976	38,008	41,724	18,622	25,945
Loans, net	1,275,311	1,144,762	783,610	486,722	325,779
Allowance for loan losses	29,533	14,431	7,833	4,603	2,817
Deposits	1,166,282	937,116	691,180	495,080	376,064
Other borrowings	188,474	171,090	53,500	14,000	2,000
Stockholders’ equity	189,979	198,931	135,505	59,061	41,954

Share Data:
Basic (loss) income per share	$(1.03)	$0.23	$0.29	$0.82	$(0.81)
Diluted (loss) income per share	(1.03)	0.23	0.28	0.79	(0.81)
Book value per common share	14.87	15.57	14.15	9.94	7.93
Tangible book value per common share	9.79	10.43	12.71	9.78	7.73
Weighted average shares outstanding - basic	12,779,020	11,768,529	8,026,312	5,595,233	3,811,270
Weighted average shares outstanding - diluted	12,779,020	11,905,196	8,278,210	5,813,230	3,811,270
Total shares outstanding	12,779,020	12,779,020	9,575,153	5,943,783	4,835,632

Performance Ratios:
Return on average assets	(0.93)%	0.23%	0.32%	0.98%	(0.93)%
Return on average common stockholders’ equity	(6.70)	1.54	2.26	9.79	(9.57)
Interest-rate spread during the period	2.89	3.16	3.59	3.55	3.02
Net interest margin	3.34	3.98	4.48	4.11	3.42
Efficiency ratio[1]	92.83	81.91	80.86	86.35	113.36

Asset Quality Ratios:
Allowance for loan losses to period end loans	2.32%	1.26%	1.00%	0.94%	0.86%
Net charge-offs to average loans	0.78	0.04	0.03	0.03	0.02
Nonperforming assets to period end total assets	4.95	1.19	0.08	0.06	0.14

Capital and Liquidity Ratios:
Average equity to average assets	13.86%	15.08%	14.02%	10.34%	10.61%
Leverage (4.00% required minimum)	7.86	10.24	13.95	10.28	11.07
Risk-based capital:
Tier 1	8.64%	10.14%	13.97%	10.48%	11.85%
Total	11.12	12.57	16.19	13.37	13.24
Average loans to average deposits	112.82	117.31	105.87	92.81	95.23

Trust Assets Under Advice:
Total assets under advice	$494,633	$499,350	$415,318	$390,002	$202,138
Trust fees	2,719	3,017	2,589	1,546	1,063
Trust fees as a % of average assets under advice	0.58%	0.60%	0.64%	0.52%	0.64%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bank of Florida Corporation is a multi-bank holding company with $1.5 billion in assets as of December 31, 2008 and was incorporated in Florida in September 1998. Our subsidiary Banks are separately chartered community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

Our corporate vision is to achieve $2.0 billion in assets over the next two or three years, excluding acquisitions, and be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with current products and services, focus lending on commercial real estate properties in the $1 million to $10 million size range, and leverage our operating efficiencies.

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

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial and industrial and commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114, and large groups of smaller balance homogeneous loans evaluated based on regulatory guidelines and historical peer bank loss experience which are adjusted for qualitative factors.

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

Year Ended December 31, 2008 Compared to

Year Ended December 31, 2007

FINANCIAL CONDITION

The Company’s balance sheet continued to grow in 2008 with an emphasis on investment securities, credit quality and loan growth, reaching $1.5 billion in total assets, up $239 million or 18.2% over the prior year-end. Total earning assets, which the Company defines as any asset that earns interest, climbed $211 million or 17.7% to $1.4 billion. This compares with $353 million or 42.1% growth in 2007. Bank of Florida – Southwest contributed $67.9 million of this growth, reaching $747.2 million, while Bank of Florida – Southeast contributed $82.9 million, for a total of $538.6 million in assets. Bank of Florida-Tampa Bay, which has been open for slightly over four years, contributed $65.8 million for a total of $255.7 million in total assets.

Investment Securities and Overnight Investments

Total investment securities and Federal Funds sold were $118.0 million at December 31, 2008, an increase of $80.3 million from December 31, 2007. Securities available for sale totaled $114.7 million, an increase of $80.0 million compared to those held at December 31, 2007. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at December 31, 2008 or 2007.

Federal Funds sold totaled $313 thousand at December 31, 2008, an increase of $313 thousand from December 31, 2007. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand.

Loan Portfolio

Total gross loans outstanding (including loans held for sale) were $1.3 billion at December 31, 2008. Loans climbed $130.5 million or 11.4% for the year. Bank of Florida – Southwest accounted for $35.9 million (27.5%) of the increase. Bank of Florida – Southeast, accounted for $51.0 million (39.1%) and Bank of Florida – Tampa Bay contributed the remaining $43.6 million (33.4%).

Real estate construction loans decreased $78.7 million to $318.6 million (24.9% of total loans) at December 31, 2008, while commercial loans secured by real estate increased $158.5 million to $576.5 million (45.1% of total loans). Making up the rest of the loan portfolio were multi-family and residential loans at $205.7 million (16.1% of total loans), up $34.5 million from the end of 2007, followed by commercial business loans at $118.9 million (9.3% of total loans), consumer lines of credit at $44.7 million (3.5% of total loans) and other consumer loans at $12.6 million (1.1% of total loans).

Asset Quality

The Banks’ loan portfolios are subject to periodic reviews by our internal loan review department, our external loan review consultant and state and federal bank regulators. The Company’s nonperforming loans (nonaccruals and 90+ days past due) totaled $71.9 million at December 31, 2008. Consequently, nonperformers as a percent of loans outstanding increased from 1.24% at December 31, 2007, to 5.63% as of December 31, 2008. Thirty-to-ninety day delinquent loans were $22.7 million or 1.78% of loans outstanding at December 31, 2008. There were $9.2 million in net charge-offs during 2008, resulting in net charge-offs to average loans of 0.78%. The increased level of nonperforming assets in 2008 is a result of a slowing economy and real estate market.

Deposits

Total deposits increased $229.2 million or 24.5% in 2008 to end the year at $1.2 billion. Deposit growth in the Bank of Florida – Southwest comprised $94.5 million of this increase, up 21.4% to $536.2 million in deposits at December 31, 2008, while deposits at Bank of Florida – Southeast climbed $57.9 million or 16.7% to $404.9 million. Bank of Florida – Tampa Bay ended the year with $225.2 million in deposits, up $76.8 million or 51.8%.

Deposit growth consisted primarily of increases in certificates of deposit (up $276.3 million), demand deposit (DDA) accounts (up $11.2 million), net of decreases in low-cost NOW accounts (down $10.5 million) and money market deposits (down $47.5 million) and savings (down $0.3 million). As of year end 2008, these accounts comprised 58.2%, 9.9%, 4.2% and 27.2%, respectively, of total deposits.

The average rate paid on total interest bearing deposits in 2008 was 3.56%, a decrease of 90 basis points compared to 2007. The decrease resulted primarily from the lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk and margin. At December 31, 2008, borrowings totaled $188.5 million, an increase of $17.4 million compared to December 31, 2007. Total borrowings at December 31, 2008, consisted of $20.0 million of other borrowings, $16 million in subordinated debt and $152.5 million in Federal Home Loan Bank (“FHLB”) Advances compared to $16 million in subordinated debt and $155.1 million in FHLB Advances, respectively, at the end of 2007. FHLB advances include $34.0 million that mature daily. The maturities of all borrowings range from March 2010 through July 2017.

See “Note 11-Subordinated Debt and Other Borrowings” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (In Thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Real estate operating leases	$3,995	$8,199	$8,476	$31,715	$52,385
Equipment operating leases	516	770	134	1	1,421
Certificates of Deposit	461,465	195,229	22,582	—	679,276
Subordinated Debt	—	3,000	13,000	—	16,000
Repurchase Agreements	—	—	20,000	—	20,000
Federal Home Loan Bank advances	34,000	25,274	83,200	10,000	152,474

Total	$499,976	$232,472	$147,392	$41,716	$921,556

Further discussion of the nature of each obligation is included in “Note 10-Deposits”, “Note 11-Subordinated Debt and Other Borrowings”, Note 12-Federal Home Loan Bank Advances” and “Note 14-Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

RESULTS OF OPERATIONS

The Company’s net loss for 2008 was $13.2 million or ($1.03) per diluted share, $16.0 million less than 2007. Pretax net loss increased $25.6 million to $21.1 million. The primary factors explaining the deterioration were a $20.2 million increase in provision for loan losses in addition to a $1.3 million or 2.8% decrease in top-line revenue mostly attributable to the decline in interest rates. Top-line revenue is a non-GAAP measure which the Company defines as net interest income plus noninterest income (excluding net securities gains/losses). The Company considers top-line revenue to be useful in explaining financial performance as it combines the Company’s spread income with its fee income, both of which often pertain to the same customer base and can be managed against the underlying noninterest expense to generate those revenue components.

Net Interest Income

Net interest income decreased $432 thousand or 1.0% in 2008 to $42.8 million, the result of a 400 basis point reduction in interest rates during the year. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.75% on average in 2008, which was a decrease of 38 basis points when compared to 2007, while, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 3.26% in 2008, a 70 basis points decrease over 2007. The margin continues to be pressured in this declining rate environment.

Interest income decreased $828 thousand or 1.0% to $83.3 million in 2008, the result of a 135 basis point decrease in the average yield earned on interest earning assets that was partially offset by continued loan growth. Total average interest-earning assets increased $219.2 million during the year resulting in a $13.4 million increase in interest income while the average yield on interest-earning assets decreased to 6.36%, accounting for $14.5 million decline in interest income with the day count difference accounting for the remainder of the improvement. Approximately 65.2% of loans outstanding at December 31, 2008 are variable rate loans compared to 73.9% at December 31, 2007.

Interest expense totaled $40.5 million in 2008, a decrease of $396 thousand or 1.0%. The overall cost of interest-bearing liabilities was 3.61% compared to 4.58% one year ago. Noninterest-bearing deposits averaged $104.2 million for 2008 compared to $103.1 million last year. Money market rates were 143 basis points lower on average, while the average cost of certificates of deposit decreased 84 basis points. During the year ended December 31, 2008, the Company increased its use of FHLB advances as an alternative funding source. The average outstanding amount of FHLB advances for 2008 were $163.8 million at an average cost of 3.7% compared to $105.9 million at an average cost of 5.0% for 2007.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (In Thousands).

	For the Years Ended December 31,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning assets:
Loans [2]	$1,209,843	$78,441	6.48%	$1,033,918	$81,145	7.85%
Interest earning deposits	560	15	2.71%	1,291	76	5.44%
Securities [1]	91,136	4,716	5.17%	48,199	2,580	5.36%
Federal funds sold	9,187	155	1.68%	8,144	354	4.35%

Total interest-earning assets	1,310,726	83,327	6.36%	1,091,552	84,155	7.71%

Non interest-earning assets	114,294			91,642

Total Assets	$1,425,020			$1,183,194

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$49,785	247	0.50%	$57,058	684	1.20%
Money market accounts	338,357	10,215	3.02%	341,374	15,180	4.45%
Savings	6,228	34	0.55%	7,625	49	0.64%
Time deposits	547,730	23,076	4.21%	367,992	18,609	5.06%
Other borrowings	179,801	6,963	3.87%	120,331	6,409	5.33%

Total interest-bearing liabilities	1,121,901	40,535	3.61%	894,380	40,931	4.58%
Non-interest bearing deposits	104,224			103,149
Other liabilities	1,406			7,247
Stockholders’ equity	197,489			178,418

Total Liabilities & Stockholders’ Equity	$1,425,020			$1,183,194

Net interest income		$42,792			$43,224

Interest-rate spread			2.75%			3.13%
Net interest margin			3.26%			3.96%
Ratio of average interest-bearing liabilities to average earning assets		85.6%			81.9%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	DAYS	CHANGE
Increase (decrease) in interest income:
Loans[2]	$11,185	$(14,111)	$222	$(2,704)
Other investments[1]	2,195	(127)	7	2,075
Federal funds sold	17	(217)	1	(199)

Total interest income	13,397	(14,455)	230	(828)

Increase (decrease) in interest expense:
NOW and Money Market deposits	(170)	(5,275)	43	(5,402)
Savings deposits	(8)	(7)	—	(15)
Time deposits	7,521	(3,105)	51	4,467
Other borrowings	2,215	(1,678)	17	554

Total interest expense	9,558	(10,065)	111	(396)

Total change in net interest income	$3,839	$(4,390)	$119	$(432)

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans are included in the average balances.

Noninterest Income

Noninterest income declined $886 thousand or 15.9% over 2007, primarily due to decreases in gains on sale of assets of $646,000 (down 91.5%) and trust fees of $298,000 (down 9.9%). Service charges and other income rose approximately $58,000. The decrease in fee income earned by the Trust Company, which totaled $2.7 million in 2008, was primarily the result of contraction in the average assets under advice during the year and the decline in market values.

Noninterest Expenses

Noninterest expenses rose $4.1 million or 10.2% over 2007. The increase is primarily comprised of higher occupancy and equipment related expense ($2.2 million or 26.7%). Building lease costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases occurred in the areas of repossession expenses ($1.3 million or 2,770%) associated with foreclosed real estate, regulatory assessments ($438,000 or 77.2%) and professional fees ($274,000 or 17.8%).

Asset Quality and Provision for Loan Losses

Nonperforming loans (90+ days past due and non-accruals) totaled $71.9 million, or 5.63% of loans outstanding. The increase from prior year was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. The ratio of net charge-offs to average loans for 2008 grew seventy four basis points to 0.78%. The Company’s asset quality can also be measured by the coverage of the loan loss allowance to nonperforming loans (.41 times). These measures are worse than the Company’s historic norm.

The provision for loan losses increased $20.2 million or 475.6%, as a result of loan downgrades and an increased level of net charge-offs due to the continued weakness in real estate values, and an 11.4% growth in loans. The allowance for loan losses, which is established through a charge to provision for loan losses as losses are estimated, totaled $29.5 million or 2.32% of loans outstanding at December 31, 2008. In comparison, the allowance for loan losses totaled $14.4 million or 1.26% of loans outstanding at December 31, 2007. Actual loan losses are charged against the allowance when management believes the collectibility of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Company recorded net charge-offs during 2008 of $9.2 million, compared to $401,000 in 2007. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Southwest Florida markets.

Quarterly Operating Results

The following table presents condensed information relating to quarterly periods in the years ended December 31, 2008 and 2007 (In Thousands, except per share data).

	Quarter Ended:
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
2008
Total interest income	$20,428	$20,980	$20,994	$20,925
Total interest expense	10,639	10,059	9,647	10,190

Net interest income before provision for loan losses	9,789	10,921	11,347	10,735
Provision for loan losses	16,026	6,190	1,585	687

Net interest income after provision for loan losses	(6,237)	4,731	9,762	10,048
Non-interest income	1,195	1,162	1,049	1,296
Non-interest expense	10,951	11,388	10,770	10,952

(Loss) Income before taxes	(15,993)	(5,495)	41	392
Income taxes (benefit)	(5,979)	(2,050)	37	159

Net (loss) income	$(10,014)	$(3,445)	$4	$233

Basic (loss) income per share	$(0.78)	$(0.27)	$0.00	$0.02
Diluted (loss) income per share	$(0.78)	$(0.27)	$0.00	$0.02

Weighted average shares - basic	12,779,020	12,779,020	12,779,020	12,779,020
Weighted average shares - diluted	12,779,020	12,779,020	12,779,020	12,779,376

Return on average assets	(2.65%)	(0.95%)	0.00%	0.07%
Return on average common equity	(20.89%)	(6.96%)	0.01%	0.47%

Net interest margin	2.89%	3.33%	3.58%	3.62%
Efficiency ratio	99.70%	94.48%	86.88%	91.01%

Total assets	$1,549,013	$1,545,054	$1,414,689	$1,404,034
Total shares outstanding	12,779,020	12,779,020	12,779,020	12,779,020
Book value per share	$14.87	$15.39	$15.45	$15.69

2007
Total interest income	$22,445	$23,727	$21,251	$16,731
Total interest expense	11,441	11,773	10,119	7,599

Net interest income before provision for loan losses	11,004	11,954	11,132	9,132
Provision for loan losses	2,717	336	624	576

Net interest income after provision for loan losses	8,287	11,618	10,508	8,556
Non-interest income	1,765	1,263	1,301	1,260
Non-interest expense	11,662	10,220	9,745	8,354

Income before taxes (benefit)	(1,610)	2,661	2,064	1,462
Income taxes (benefit)	(640)	1,054	824	597

Net (loss) income	$(970)	$1,607	$1,240	$865

Basic (loss) income per share	$(0.08)	$0.13	$0.10	$0.09
Diluted (loss) income per share	$(0.08)	$0.12	$0.10	$0.09

Weighted average shares - basic	12,779,020	12,765,269	11,894,312	9,588,972
Weighted average shares - diluted	12,845,424	12,874,038	12,060,332	9,794,468

Return on average assets	(0.30%)	0.49%	0.42%	0.38%
Return on average common equity	(1.94%)	3.27%	2.75%	2.53%

Net interest margin	3.69%	3.96%	4.10%	4.25%
Efficiency ratio	91.33%	77.32%	78.38%	80.39%

Total assets	$1,310,488	$1,323,415	$1,280,984	$938,739
Total shares outstanding	12,779,020	12,779,020	12,726,131	9,610,069
Book value per share	$15.57	$15.55	$15.40	$14.26

Year Ended December 31, 2007 Compared to

Year Ended December 31, 2006

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

	For the Years Ended December 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning assets:
Loans [2]	$1,033,918	$81,145	7.85%	$627,440	$48,958	7.80%
Interest earning deposits	1,291	76	5.44%	1,457	91	6.25%
Securities [1]	48,199	2,580	5.36%	34,227	1,699	4.96%
Federal funds sold	8,144	354	4.35%	31,263	1,582	5.06%

Total interest-earning assets	1,091,552	84,155	7.71%	694,387	52,330	7.54%

Non interest-earning assets	91,642			38,203

Total Assets	$1,183,194			$732,590

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$57,058	684	1.20%	$48,694	330	0.68%
Money market accounts	341,374	15,180	4.45%	221,730	8,441	3.81%
Savings	7,625	49	0.64%	3,961	43	1.09%
Time deposits	367,992	18,609	5.06%	227,944	10,313	4.52%
Other borrowings	120,331	6,409	5.33%	34,578	2,094	6.06%

Total interest-bearing liabilities	894,380	40,931	4.58%	536,907	21,221	3.95%
Non-interest bearing deposits	103,149			90,345
Other liabilities	7,247			2,614
Stockholders’ equity	178,418			102,724

Total Liabilities & Stockholders’ Equity	$1,183,194			$732,590

Net interest income		$43,224			$31,109

Interest-rate spread			3.13%			3.59%
Net interest margin			3.96%			4.48%
Ratio of average interest-bearing liabilities to average earning assets		81.9%			77.3%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[2]	$31,902	$285	$32,187
Other investments[1]	740	125	865
Federal funds sold	(1,005)	(222)	(1,227)

Total interest income	31,637	188	31,825

Increase (decrease) in interest expense:
NOW and Money Market deposits	5,421	1,673	7,094
Savings deposits	23	(17)	6
Time deposits	7,082	1,213	8,295
Other borrowings	4,379	(64)	4,315

Total interest expense	16,905	2,805	19,710

Total change in net interest income	$14,732	$(2,617)	$12,115

[1]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.
[2]	For purpose of this analysis, non-accruing loans, if any, are included in the average balances.

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

Increased costs in other areas include additional occupancy and equipment expense ($2.5 million or 45.0%), related to Pinellas county expansion, the Southeast headquarters move, and additional parent company headquarters space; higher data processing expense ($494,000 or 24.6%), driven by switch of the Company’s core processer; and professional fees ($847,000 or 122.0%).

Asset Quality and Provision for Loan Losses

Nonperforming loans (90+ days past due and non-accruals) totaled $14.2 million, or 1.24% of loans outstanding. The ratio of net charge-offs to average loans for 2007 grew one basis point to 0.04%. The Company’s asset quality can also be measured by the coverage of the loan loss allowance to nonperforming loans (.93 times). These measures are worse than the Company’s historic norm, but are consistent to national peer bank levels.

The provision for loan losses rose $1.4 million or 50%, as a result of a 46.1% growth in loans. The allowance for loan losses, which is established through a charge to provision expense as losses are estimated, totaled $14.4 million or 1.26% of loans outstanding at December 31, 2007. In comparison, the allowance for loan losses totaled $7.8 million or 1.00% of loans outstanding at December 31, 2006. Actual loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Company recorded net charge-offs during 2007 of $401,000, compared to $192,000 in 2006.

CAPITAL RESOURCES AND LIQUIDITY

Management of the Company has developed a strategic initiative that provides for the expansion of its banking operations into new primary service areas, as well as continued expansion of its market share in its existing market. As of December 31, 2008, there were no material commitments for capital expenditures.

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

Consistent with the objective of operating a sound financial organization, the Company strives to maintain high capital ratios. Regulatory agencies including the State of Florida Department of Financial Services, the FDIC and the Federal Reserve System have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8.0% be held against total risk-adjusted assets. At December 31, 2008, the Company’s Tier 1 risk-based capital ratio was 8.64%, total risk-based capital ratio was 11.12%, and the Tier 1 leverage ratio was 7.86%.

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it quarterly with the subsidiary bank management and board of directors Asset/Liability Management Committees (ALCO). As of December 31, 2008, consolidated Company liquid assets were $162.6 million or 13.9% of consolidated deposits. It is the policy of the Banks to manage the liquidity ratio above 3%. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks amounting to $418.0 million, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay may borrow up to 20%, 20% and 10%, respectively, of their outstanding assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and interest rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. The measure of market risk associated with financial instruments is meaningful only when all related and offsetting on and off balance sheet transactions are aggregated, and the resulting net positions are identified.

The Company entered into interest-rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on cash flows from certain loans. Management believes the entering into the interest-rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its floating rate loan portfolio. It is the Company’s objective to hedge the change in fair value of floating rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest-rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions. These interest-rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. Disclosures about derivative financial instruments can be found in “Note 13 – Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements”.

Bank of Florida Corporation’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in “Note 20 – Fair Values of Financial Instruments and Fair Value Measurements” in the “Notes to Consolidated Financial Statements”.

ASSET/LIABILITY MANAGEMENT

It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which exclude all cd’s, and include deposits made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in owner-occupied, commercial real estate, and commercial and industrial loans.

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

The following is a consolidated maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2008 (In Thousands).

	0-90 DAYS	91-365 DAYS	1 - 3 YEARS	OVER 3 YEARS	TOTAL
Interest-earning assets:
Federal funds sold	$313	$—	$—	$—	$313
Interest-bearing deposits	561	—	—	—	561
Investment securities	17,142	36,986	36,434	27,414	117,976
Restricted securities	9,246	—	—	—	9,246
Loans	424,411	176,806	291,900	382,195	1,275,312

Total interest-earning assets	451,673	213,792	328,334	409,609	1,403,408

Interest-bearing demand deposits	366,349	—	—	—	366,349
Savings	5,752	—	—	—	5,752
Certificates of Deposit	179,806	281,659	195,229	22,582	679,276
Other borrowings	50,000	—	25,274	113,200	188,474

Total interest-bearing liabilities	601,907	281,659	220,503	135,782	1,239,851

Interest Sensitivity Gap (rate-sensitive assets less rate-sensitive liabilities):
Interest sensitivity gap	$(150,234)	$(67,867)	$107,831	$273,827	$163,557

Cumulative interest sensitivity gap	(150,234)	(218,101)	(110,270)	163,557
Interest sensitivity gap ratio as a percent of total assets	(9.70)%	(4.38)%	6.96%	17.68%
Cumulative interest sensitivity gap ratio as a percent of total assets	(9.70)%	(14.08)%	(7.12)%	10.56%

At December 31, 2008, the Company had $665.5 million in interest sensitive assets compared to $883.6 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a negative gap position of $218.1 million (or 14.08%, expressed as a percentage of total assets). Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

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

Bank of Florida Corporation did not have any disagreements with accountants on accounting and financial disclosures during 2008, 2007, or 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bank of Florida Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bank of Florida Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Principal Executive Officer and Principal Financial Officer of Bank of Florida Corporation concluded that, subject to the limitations noted below, Bank of Florida Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We have reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Bank of Florida Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2008.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item appears in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Election of Directors”, “Non-Director Executive Officers”, “Report of the Audit Committee” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934”, and is hereby incorporated by reference.

Bank of Florida Corporation has adopted a Code of Ethics applicable to its Senior Financial Officers. This code is posted on our website at www.bankofflorida.com and a copy will be provided free of charge, upon request to Arlette Yassa, Corporate Secretary, 110 E. Broward Boulevard, Suite 100, Ft. Lauderdale, Florida 33301, (954) 653-2000.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item appears in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Executive Compensation” and “Compensation Committee Report”, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item appears in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Stock Ownership” and “Beneficial Stock Ownership of Directors and Executive Officers”, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees which will be billed for professional services by Hacker Johnson & Smith P.A. in connection with the audit of the annual financial statements and internal controls over financial reporting for the fiscal years ended December 31, 2008 and 2007 and the reviews of the financial statements included in the Company’s 2008 quarterly filings and the 2007 quarterly filings with the Securities and Exchange Commission is $252,000 and $246,000, respectively. Hacker, Johnson & Smith P.A. also billed the Company $8,000 and $7,500 in connection with the annual audit of the Company’s 401K plan in 2008 and 2007, respectively.

Audit-Related and Other Fees: In 2007, Hacker, Johnson & Smith P. A. billed Bank of Florida Corporation approximately $10,000 related to vendor contracts in connection with the acquisition of Old Florida Bank Corporation.

Tax Fees: The fees which will be billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Bank of Florida Corporation’s 2008 and 2007 corporate consolidated tax returns, including the final 2007 corporate tax return for Old Florida Bank, is $23,000 per year.

In all instances, Hacker, Johnson, & Smith P.A.’s performance of those services was pre-approved by Bank of Florida Corporation’s Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 42 through 85.

•	Consolidated Financial Statements of Bank of Florida Corporation (including all required schedules):

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets at December 31, 2008 and 2007;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive (Loss) Income, and Statements of Cash Flows for years ended December 31, 2008, 2007 and 2006.

4.	Notes to Consolidated Financial Statements

•	Exhibits

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-K. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of Form 10-Q filed with the SEC on November 5, 2008. The exhibits which are denominated by an (f.) were previously filed as part of a Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (h.) were previously filed as part of a Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by an (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by an (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by an (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit

j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

10.2	Change in Control Agreement of Roy N. Hellwege effective January 1, 2009

10.3	Change in Control Agreement of Charles K. Cross effective January 1, 2009

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

10.7	Deferred Compensation Plan of Bank of Florida dated November 19, 2008

10.8	Change in Control Agreement of Julie W. Husler effective January 1, 2009

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

10.10	Change in Control Agreement of Christopher Willman effective January 1, 2009

10.11	Change in Control Agreement of John B. James effective January 1, 2009

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

e.10.13	Change in Control Agreement of John Klumpp dated August 1, 2008

e.10.14	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

10.15	Change in Control Agreement of Roberto Pelaez effective January 1, 2009

e.10.16	Change in Control Agreement of Charles Tipton dated August 1, 2008

e.10.17	Change in Control Agreement of Danny E. Morgan dated June 30, 2008

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

10.19	Amendment to Amended and Restated Employment Agreement of Michael L. McMullan dated December 15, 2008

10.20	Deferred Compensation Agreement of Tracy L. Keegan dated December 21, 2008

10.21	Deferred Compensation Agreement of John S. Chaperon dated December 21, 2008

10.22	Deferred Compensation Agreement of Roy N. Hellwege dated December 21, 2008

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Reports of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida:

We have audited the Bank of Florida Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management assessment report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements.

HACKER, JOHNSON & SMITH PA

Fort Myers, Florida

March 4, 2009

The Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida:

We have audited the accompanying consolidated balance sheets of Bank of Florida Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) income and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

HACKER, JOHNSON & SMITH PA

Fort Myers, Florida

March 4, 2009

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In Thousands, except share and per share data)

	2008	2007
ASSETS
Cash and due from banks	$47,064	$14,357
Interest-bearing deposits due from other banks	561	3,031
Federal funds sold	313	—

TOTAL CASH AND CASH EQUIVALENTS	47,938	17,388

Securities held to maturity	3,316	3,314
Securities available for sale	114,660	34,694
Loans held for sale	—	417
Loans held for investment	1,275,311	1,144,345
Less - Allowance for loan losses	29,533	14,431

Net loans held for investment	1,245,778	1,129,914

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,246	9,117
Premises and equipment, net	29,501	29,782
Accrued interest receivable	4,990	5,564
Cash Surrender Value of Life Insurance	3,526	3,383
Deferred Tax Asset	9,277	5,607
Goodwill	61,960	62,202
Intangible assets, net	2,890	3,395
Foreclosed real estate, net	4,817	1,350
Other assets	11,114	4,361

TOTAL ASSETS	$1,549,013	$1,310,488

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,166,282	$937,116
Federal funds purchased	—	250
Subordinated debt	16,000	16,000
Other borrowings	20,000	—
Federal Home Loan Bank advances	152,474	155,090
Accrued interest payable	2,286	1,761
Accrued expenses and other liabilities	1,992	1,340

TOTAL LIABILITIES	1,359,034	1,111,557

Commitments and Contingencies (Notes 14 and 19)

Stockholders’ Equity
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at December 31, 2008 and 2007, respectively.	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,779,020 shares issued and outstanding at December 31, 2008 and 2007	128	128
Additional paid-in capital	199,862	199,576
Accumulated deficit	(15,030)	(1,808)
Accumulated other comprehensive income	5,019	1,035

TOTAL STOCKHOLDERS’ EQUITY	189,979	198,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,549,013	$1,310,488

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007 and 2006

(In Thousands, except share and per share data)

	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$78,441	$81,145	$48,958
Interest on securities and other	4,731	2,656	1,790
Interest on federal funds sold	155	354	1,582

TOTAL INTEREST INCOME	83,327	84,155	52,330

INTEREST EXPENSE
Interest on deposits	33,572	34,522	19,127
Interest on subordinated debt	898	1,972	812
Interest on other borrowings	6,065	4,437	1,282

TOTAL INTEREST EXPENSE	40,535	40,931	21,221

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	42,792	43,224	31,109
PROVISION FOR LOAN LOSSES	24,488	4,254	2,836

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,304	38,970	28,273

NONINTEREST INCOME
Service charges and fees	1,923	1,865	1,240
Trust fees	2,719	3,017	2,589
Gain on sale of assets, net	60	706	413

TOTAL NONINTEREST INCOME	4,702	5,588	4,242

NONINTEREST EXPENSES
Salaries and employee benefits	21,411	21,356	16,037
Occupancy	6,973	5,691	4,008
Equipment, depreciation and maintenance	3,279	2,399	1,573
Data processing	2,315	2,501	2,007
Stationary, postage and office supplies	838	925	667
Professional fees	1,815	1,541	694
Advertising, marketing and public relations	716	856	713
Other	6,714	4,711	2,886

TOTAL NONINTEREST EXPENSES	44,061	39,980	28,585

(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)	(21,055)	4,578	3,930
Income taxes (benefit)	(7,833)	1,835	1,611

NET (LOSS) INCOME	$(13,222)	$2,743	$2,319

NET (LOSS) INCOME PER SHARE: BASIC	$(1.03)	$0.23	$0.29

NET (LOSS) INCOME PER SHARE: DILUTED	$(1.03)	$0.23	$0.28

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	12,779,020	11,768,529	8,026,312

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	12,779,020	11,905,196	8,278,210

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2005	—	$—	5,943,783	$59	$66,066	$(6,870)	$(194)	$59,061
Net income	—	—				2,319		2,319
Exercise of stock options, warrants and other	—	—	68,152	1	803	—	—	804
Paid-in-capital from stock compensation expense	—	—	—	—	291	—	—	291
Tax benefit from stock options exercised	—	—	—	—	191	—	—	191
Common stock issued, net of offering costs of $3,970	—	—	2,875,000	29	57,814	—	—	57,843
Common stock issued in acquisition	—	—	688,218	7	14,689	—	—	14,696
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	300	300

Balance, December 31, 2006	—	$—	9,575,153	$96	$139,854	$(4,551)	$106	$135,505
Net income						2,743	—	2,743
Exercise of stock options, warrants and other	—	—	160,585	2	1,837	—	—	1,839
Paid-in-capital from stock compensation expense	—	—	—	—	350	—	—	350
Tax benefit from stock options exercised	—	—	—	—	397	—	—	397
Common stock issued in acquisition	—	—	3,043,282	30	57,138	—	—	57,168
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	870	870
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	—	—	59	59

Balance, December 31, 2007		$—	12,779,020	$128	$199,576	$(1,808)	$1,035	$198,931
Net loss						(13,222)	—	(13,222)

Paid-in-capital from stock compensation expense	—	—	—	—	286	—	—	286
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	2,312	2,312
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	—	—	1,672	1,672

Balance, December 31, 2008	—	$—	12,779,020	$128	$199,862	$(15,030)	$5,019	$189,979

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years ended December 31, 2008, 2007 and 2006

(In Thousands)

	Years ended December 31,
	2008	2007	2006
Net (loss) income	$(13,222)	$2,743	$2,319

Other comprehensive income:

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the year, net of income taxes of $1,007, $38 and $181 in 2008, 2007, and 2006, respectively	1,672	59	300

Unrealized gains on interest rate swap:
Unrealized holding gains arising during the year, net of income taxes of $1,393 and $523 in 2008 and 2007, respectively	2,312	870	—

Net unrealized gains	3,984	929	300

Comprehensive (loss) income	$(9,238)	$3,672	$2,619

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(In Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,222)	$2,743	$2,319
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,096	2,161	1,442
Provision for loan losses	24,488	4,254	2,836
Accretion of deferred loan fees and costs, net	(1,198)	(1,276)	(990)
Accretion of premiums and discounts on investments, net	(101)	(79)	(36)
Stock compensation expense	286	350	291
Gain on sale of assets, net	(60)	(148)	(443)
Originations of loans held for sale	(49,052)	(75,625)	(87,707)
Proceeds from sale of loans held for sale	67,296	76,459	88,370
Amortization of intangible assets	505	511	151
Decrease (increase) in accrued interest receivable	574	(113)	(1,470)
Deferred income taxes (benefit)	(6,070)	(647)	1,089
Increase in cash surrender value of bank-owned life insurance	(143)	(134)	(121)
Increase in other assets	(3,036)	(567)	(987)
Increase in accrued interest payable	525	292	620
Increase (decrease) in accrued expenses and other liabilities	622	(5,511)	(139)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,510	2,670	5,225

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(162,679)	(150,541)	(235,708)
Acquisition of net assets, net of cash acquired	—	12,022	21
Proceeds from the sale of securities available for sale	2,528	16,142	22,299
Proceeds from maturing securities and principal payments on available-for-sale securities	13,935	9,747	1,797
Purchase of securities available for sale	(93,623)	(263)	(23,690)
Purchase of restricted securities and bank-owned life insurance, net	(129)	(5,267)	(1,836)
Proceeds from sale of foreclosed real estate	2,692	1,500	—
Purchase of premises and equipment, net	(2,984)	(8,367)	(1,780)

NET CASH USED IN INVESTING ACTIVITIES	(240,260)	(125,027)	(238,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	229,166	(2,775)	121,461
Proceeds from other borrowings	20,000	—	—
Payment of fed funds purchased	(250)	—	—
Proceeds from FHLB Advances	874,200	740,199	89,000
Repayment of FHLB Advances	(876,816)	(627,659)	(58,000)
Tax benefit from exercise of common stock options and warrants	—	397	191
Net proceeds from issuance or exercise of common stock	—	1,839	58,647

NET CASH PROVIDED BY FINANCING ACTIVITIES	246,300	112,001	211,299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,550	(10,356)	(22,373)

CASH AND CASH EQUIVALENTS
Beginning of year	17,388	27,744	50,117

End of year	$47,938	$17,388	$27,744

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

Years ended December 31, 2008, 2007 and 2006

(In Thousands)

	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for -
Interest	$40,010	$40,142	$20,601

Taxes	$380	$2,660	$200

Noncash Transactions:
Unrealized holding gain on securities available for sale, net of taxes	$1,672	$59	$300

Unrealized holding gain on interest rate swap, net of taxes	$2,312	$870	$—

Transfer of loans to foreclosed real estate	$6,055	$2,850	$—

Transfer of loans to loans held for sale	$17,742	$—	$—

Acquisition of Financial Institutions:
Fair value of investment securities available for sale acquired	$—	$21,734	$23,556

Fair value of premises and equipment acquired	$—	$16,272	$250

Fair value of loans acquired, net	$—	$210,527	$60,016

Core deposit intangible	$—	$1,400	$1,732

Goodwill	$—	$50,796	$11,325

Fair value of deferred tax assets acquired	$—	$2,001	$908

Fair value of other assets acquired	$—	$1,829	$822

Fair value of deposit liabilities assumed	$—	$248,711	$74,639

Fair value of FHLB advances and subordinated debentures assumed	$—	$5,300	$8,500

Fair value of accrued expenses and other liabilities assumed	$—	$4,906	$795

Common stock issued	$—	$57,168	$14,696

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay (collectively, the “Banks”), and Bank of Florida Trust Company.

The assets under advice by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

Nature of Operations:

The Company’s primary source of income is from the Banks, which provide a full range of commercial and consumer banking services primarily within the Naples, Ft. Myers, Miami-Dade, Ft. Lauderdale, Palm Beach and Tampa Bay areas of Florida. The Banks are subject to regulation of both the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

Bank of Florida Trust Company (the “Trust Company”) was incorporated under the laws of the State of Florida as a wholly-owned subsidiary of Bank of Florida – Southwest. Bank of Florida Trust Company offers investment management, trust administration, estate planning, and financial planning services.

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay (collectively referred to as the “Banks”), and Bank of Florida Trust Company. All significant intercompany balances and transactions have been eliminated. The Company operates as one reportable segment, Banking and Related Services.

Use of Estimates:

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in such estimates and assumptions might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Material estimates that are particularly susceptible to significant changes in the near term are related to the determination of the allowance for loan losses, valuation allowances related to goodwill and the deferred tax asset. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents include cash, demand balances due from banks, interest-bearing deposits due from other banks, and federal funds sold. These assets have original maturities of three months or less.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans held for sale:

Loans held for sale are reported at the lower of cost or fair value on an aggregate loan portfolio basis. Gains or losses realized on the sale of loans held for sale are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold including any deferred origination fees and costs, adjusted for any servicing asset or liability retained. Net unrealized losses, if any, are recognized through a market adjustment by charges to operations. Gains and losses on sales of residential mortgage loans are included in gain on sale of assets in the consolidated statements of operations.

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

The allowance for loan losses is comprised of: (1) a component for individual loan impairment measured according to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The allowance for loan losses is established and maintained at levels deemed adequate to cover losses in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued):

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

Foreclosed Real Estate:

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are charged to operations.

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

December 31, 2008, 2007 and 2006

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

Stock-Based Compensation:

Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Statements of Operations through December 31, 2005, as all options granted to employees under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes stock-based compensation in salaries and employee benefits in the accompanying consolidated statements of operations on a straight-line basis over the vesting periods.

Advertising Costs:

Advertising costs are expensed as incurred.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met. The Company and its subsidiaries file consolidated tax returns. The Company’s tax returns are subject to examination by taxing authorities for all years after 2004.

(Loss) Income Per Common and Common Equivalent Share:

Basic (loss) income per share represents net income divided by the weighted-average number of common shares outstanding during the year. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets:

The Company tests goodwill for impairment annually. The test requires us to determine the fair value of our reporting unit and compare the reporting unit’s fair value to its carrying value. The fair value of the reporting unit is estimated using management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting unit may affect future operations through the recognition of a goodwill impairment charge. No impairment charges were recognized as of December 31, 2008 or December 31, 2007.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the 2008 financial statements presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Derivative Financial Instruments:

The Company accounts for its derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement requires recognition of all derivatives as either assets or liabilities in the balance sheet and requires measurement of those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period operations. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to operations in the same period(s) that the hedged transaction impacts operations. For free-standing derivative instruments, changes in fair values are reported in current period operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Financial Instruments (continued):

Prior to entering a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with a formal assessment at both inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in operations.

Fair Value Measurements:

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements:

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance and did not have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 163 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No.142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. In developing assumptions about renewal or extension, FSP No.142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for relevant entity-specific factors in paragraph 11 of SFAS No. 142. FSP No. 142-3 expands the disclosure requirements of SFAS No. 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP No. 142-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activity (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued):

In February 2008, the FASB issued FSP No. FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP No.140-3 is effective for fiscal years beginning after November 15, 2008. The adoption of FSP 140-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued):

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 2—(LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Components used in computing (loss) income per share are summarized as follows (In Thousands, except share data):

	For the three Years ended December 31,
	2008			2007			2006
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Income Per Share	Net Income	Weighted Average Shares Outstanding	Income Per Share
Net (loss) income per basic share	$(13,222)	12,779,020	$(1.03)	$2,743	11,768,529	$0.23	$2,319	8,026,312	$0.29
Dilutive effect of stock options outstanding		—	—		107,927	—		179,506	—
Dilutive effect of warrants outstanding		—	—		28,740	—		72,392	—

(Loss) income per diluted share	$(13,222)	12,779,020	$(1.03)	$2,743	11,905,196	$0.23	$2,319	8,278,210	$0.28

Because the Company recorded a net loss for the year ended December 31, 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same. At December 31, 2007, there were 260,185 common stock options that were anti-dilutive and therefore not included in the above calculation.

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At December 31, 2008, there were 724,213 shares available for grant under the Plan.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 3—STOCK-BASED COMPENSATION (Continued)

The total fair value of shares vested and recognized as compensation expense was approximately $273,000, $292,000 and $165,000 for the years ended December 31, 2008, 2007 and 2006, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $296,000 and $171,000, respectively. As of December 31, 2008 and 2007, the Company had 131,573 and 99,023 nonvested options outstanding and there was $881,000 and $935,000 of total unrecognized compensation cost related to these nonvested options, respectively. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 15, 2013.

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

The per share weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $5.32, $11.04, and $11.76, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected dividend yield	0.00%	0.00%	0.00%

Expected volatility	67.35%	48.03%	47.61%

Risk free interest rate	3.29%	4.64%	4.87%

Expected life	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 3—STOCK-BASED COMPENSATION (Continued)

Stock option activity during the periods indicated was as follows (Dollars in Thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2005	655,189	$14.61
Granted	39,499	20.92
Exercised	(21,841)	12.95
Forfeited	(5,650)	19.83

Balance, December 31, 2006	667,197	$15.40
Granted	90,150	19.22
Exercised	(65,437)	13.06
Forfeited	(90,782)	19.80

Balance December 31, 2007	601,128	$15.60
Granted	76,800	8.12
Forfeited	(60,257)	15.15

Balance, December 31, 2008	617,671	$14.71	5.7 years	$—

Exercisable, December 31, 2008	486,098	$14.88	4.9 years	$—

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 113,330 shares of common stock at an exercise price of $10 per share. These warrants were fully vested as of December 31, 2005 and will expire on August 24, 2009.

In connection with the opening of a branch of the Bank of Florida – Southeast, in the Palm Beach area of Florida, the Company granted to Advisory Board members warrants to purchase 40,000 shares of common stock at an exercise price of $12.50 per share. The warrants vest in equal increments of 20% commencing on the date operations commenced (October 4, 2004) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $12.50 per share beginning on the commencement date and expiring October 4, 2009. Compensation expense totaling $5,000, $38,000 and $86,000 was recognized during 2008, 2007 and 2006, respectively, in connection with these warrants. In addition, compensation expense totaling $8,000, $20,000 and, $40,000 was recognized during 2008, 2007 and 2006, respectively, in connection with certain stock options which were also granted to these Advisory Board members during 2004.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 3—STOCK-BASED COMPENSATION (Continued)

At December 31, 2008 and December 31, 2007 warrants to purchase 145,131 and 146,731 common shares, respectively, at an average exercise price of $11.52 and $11.53, respectively, were outstanding. Of that amount, 136,377 and 131,531, respectively, were fully vested at December 31, 2008 and 2007, respectively. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants shall immediately expire. The following table summarizes information about the stock warrants outstanding for the periods indicated:

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE
Balance December 31, 2005	288,190	$11.09
Exercised	(46,311)	11.24

Balance, December 31, 2006	241,879	$11.06
Exercised	(95,148)	10.33

Balance December 31, 2007	146,731	$11.53
Expired	(1,600)	12.50

Balance December 31, 2008	145,131	$11.52

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 4—BUSINESS COMBINATIONS

On April 24, 2007, the Company completed the acquisition of Old Florida Bankshares, Inc., (“Old Florida”) in Fort Myers, Florida, by combining the operations of Old Florida’s subsidiary, Old Florida Bank with the Company’s wholly-owned subsidiary, Bank of Florida – Southwest. The acquisition of Old Florida meets one of our strategic objectives to expand into the adjacent Lee County marketplace. Old Florida shareholders were entitled to receive either 1.7915 shares of the Company’s common stock for each share of Old Florida held, $38.50 per share in cash, or a combination of stock and cash. The Company issued a total of 3,043,282 shares of common stock and cash consideration of approximately $16.3 million representing total consideration of $73.4 million. The Company recorded $52.0 million in intangible assets, of which $1.4 million was allocated to the core deposit intangible. This core deposit intangible is being amortized on a double declining balance basis over ten years. The remaining intangible of $50.6 million was allocated to goodwill.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 4—BUSINESS COMBINATIONS (Continued)

A summary of changes in goodwill for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Beginning Balance	$62,202	$11,325	$—

Acquired Goodwill, net	—	50,796	11,325

Adjustments to goodwill	(242)	81	—

Ending Balance	$61,960	$62,202	$11,325

The Company’s results of operations include the operations of Bristol and Old Florida since the acquisition dates. The following table presents unaudited proforma results for the years ended December 31, 2007 and 2006. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (In Thousands, except per share amount).

	2007	2006
Total revenue	$96,183	$84,379
Net (loss) income	$(4,747)	$4,210

Basic (loss) income per share	$(0.37)	$0.36
Diluted (loss) income per share	$(0.37)	$0.35

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 5—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (In Thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 2008
Available for sale securities:
Mortgage-backed securities	$111,115	$2,932	$(2)	$114,044
U.S. Treasury securities and other U.S. agency obligations	600	15	—	615

Total Securities available for sale	$111,715	$2,947	$(2)	$114,660

Securities held to maturity- Other Bonds	$3,316	$11	$(187)	$3,140

Total Securities	$115,031	$2,958	$(189)	$117,800

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 2007
Available for sale securities:
Mortgage-backed securities	$25,386	$300	$(56)	$25,630
U.S. Treasury securities and other U.S. agency obligations	9,042	32	(10)	9,064

Total Securities available for sale	$34,428	$332	$(66)	$34,694

Securities held to maturity- Other Bonds	$3,314	$14	$(12)	$3,316

Total Securities	$37,742	$346	$(78)	$38,010

Proceeds from sales of securities available for sale for the years ended December 31, 2008, 2007 and 2006 totaled $2,528,000, $16,142,000 and $22,299,000, respectively. A gain on sale of $28,000 was recognized in connection with the 2008 securities sales. There were no gains or losses recognized in connection with the 2007 and 2006 sales.

There were securities pledged with a market value of $79,596,000 and $33,944,000 as collateral to the Federal Home Loan Bank as of December 31, 2008 and 2007, respectively. There were securities pledged with a market value of $23,103,000, $99,800 and $514,600 to Citigroup Repo, Federal Reserve Bank and the State of Florida, respectively, as of December 31, 2008.

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

At December 31, 2008, there were eight out of sixty five securities at a loss position. The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 5—SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (In Thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value
Securities available for sale-
Mortgage-backed securities	$(2)	$161

Securities held to maturity - Other Bonds	(187)	1,736

Total securities	$(189)	$1,897

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. As of December 31, 2008, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (In Thousands):

Securities available for sale:	Amortized Cost	Fair Value	Average Yield
Due less than one year	$100	$100	1.08%
Due after five through ten years	475	482	5.75%
Due after ten years	25	33	5.55%

Subtotal	600	615
Mortgage-backed securities	111,115	114,045	5.41%

Totals	$111,715	$114,660

Securities held to maturity:	Amortized Cost	Fair Value	Average Yield
Due less than one year	$239	$242	4.06%
Due after one through five years	263	268	3.95%
Due after five through ten years	702	697	4.06%
Due after ten years	1,799	1,620	4.14%

Subtotal	3,003	2,827
Independent Bankers Bank and Silverton Bank Stock	313	313	—

Totals	$3,316	$3,140

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 6—LOANS HELD FOR INVESTMENT

The composition of the loan portfolio at December 31 is as follows (In Thousands):

	2008	2007
Real estate:
Commercial real estate	$576,486	$417,982
Land and construction	318,607	397,299
One-to-four family residential	163,143	139,986
Multi-family	42,539	31,195

Total Real Estate Loans	$1,100,775	$986,462

Commercial and industrial loans	118,883	93,648
Lines of credit	44,681	43,416
Consumer loans	12,646	22,519

Total Gross loans held for investment	1,276,985	1,146,045
Less: allowance for loan losses	(29,533)	(14,431)
Less: deferred loan fees, net	(1,674)	(1,700)

Total loans held for investment, net	$1,245,778	$1,129,914

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. The following is a summary of information pertaining to collateral dependant impaired and nonaccrual loans (In Thousands):

	2008	2007
Impaired loans without a valuation allowance	$15,896	$14,265
Impaired loans with a valuation allowance	65,555	17,202

Total impaired loans	$81,451	$31,467

Valuation allowance related to impaired loans	$18,554	$4,701
Total nonaccrual loans	$71,853	$13,752
Total foreclosed real estate	$4,817	$1,350
Total loans ninety days or more past due and still accruing	$—	$440

	2008	2007	2006
Average investment in impaired loans	$31,842	$13,714	$2,491
Interest income recognized on impaired loans	$1,126	$916	$424
Income that would have been recognized on nonaccrual loans in accordance with their original terms	$3,156	$840	$3

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due.

At December 31, 2008 the primary source of repayment with respect to $81.4 million of the impaired loans is sale of the related collateral or the conversion of the existing debt into debt at another financial institution. The majority of these loans are located in Lee and Collier counties of Florida.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 6—LOANS HELD FOR INVESTMENT (Continued)

With the uncertain real estate market in Collier and Lee counties of Florida, obtaining refinancing or sale of the collateral may be difficult. It is likely many of these loans will be extended and may be modified. Management is closely monitoring these loans and believes the loan loss allowance related to these loans is adequate at December 31, 2008.

The activity in the allowance for loan losses for the years ended December 31 is as follows (In Thousands):

	2008	2007	2006
Balance at beginning of year	$14,431	$7,833	$4,603
Reserves related to acquisition	—	2,745	586
Provision charged to operations	24,327	4,254	2,836
Charge-offs	(9,297)	(438)	(204)
Recoveries	72	37	12

Balance at end of year	$29,533	$14,431	$7,833

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (In Thousands):

	2008	2007
Land	$6,820	$6,820
Building	9,989	9,986
Leasehold improvements	9,672	7,443
Furniture, fixtures and equipment	5,926	4,524
EDP equipment and software	5,730	5,600
Construction in Progress	265	2,186

Total premises and equipment	38,402	36,559
Less: accumulated depreciation and amortization	(8,901)	(6,777)

Total premises and equipment, net	$29,501	$29,782

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 8—INCOME TAXES

The allocation of federal and state income taxes between current and deferred for the years ending December 31, 2008, 2007 and 2006 are as follows (In Thousands):

	2008	2007	2006
Current income taxes (benefit):
Federal	$(1,653)	$2,140	$447
State	(110)	342	75

Total current	$(1,763)	$2,482	$522

Deferred income taxes (benefit):
Federal	$(5,046)	$(552)	$930
State	(1,024)	(95)	159

Total deferred	$(6,070)	$(647)	$1,089

Total income taxes (benefit)	$(7,833)	$1,835	$1,611

Income taxes (benefit) differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006 due to the following (In Thousands):

	2008		2007		2006
Computed taxes (benefit), at statutory rate	$(7,159)	(34.0)%	$1,557	34.0%	$1,336	34.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal tax benefit	(749)	(3.6)%	163	3.6%	154	3.9%
FAS 123R stock option expense	35	0.2%	45	1.0%	56	1.4%
Nondeductible meals & entertainment	75	0.4%	56	1.2%	54	1.4%
Tax exempt life insurance income	(49)	(0.2)%	(45)	(1.0)%	(41)	(1.0)%
Other disallowed expenses	14	—%	59	1.3%	52	1.3%

Total income taxes (benefit)	$(7,833)	37.2%	$1,835	40.1%	$1,611	41.0%

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 8—INCOME TAXES (Continued)

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (In Thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$11,067	$5,248
Net operating loss carryforwards	3,429	2,393
Organizational and startup costs	77	84
Stock-based compensation	348	280
Loan Discount	—	967
Deferred Compensation	196	101
Other deferred tax assets	2	2

Deferred tax assets	15,119	9,075

Deferred tax liabilities:
Premises and equipment	(2,338)	(2,428)
Fair market value adjustments	(440)	(386)
Unrealized gain on securities available for sale	(1,107)	(101)
Unrealized gain on interest-rate swap	(1,917)	(523)
Other deferred tax liabilities	(40)	(30)

Deferred tax liabilities	(5,842)	(3,468)

Deferred tax assets, net	$9,277	$5,607

At December 31, 2008, the Company had Federal and State tax net operating loss carryforwards of approximately $8,370,000 and $12,370,000, respectively, available to offset future taxable income. The net operating loss carryforwards will expire as follows (In Thousands):

Year	Federal	State of Florida
2020	$525	$525
2021	809	809
2022	906	906
2023	831	831
2026	1,615	1,615
2027	417	417
2028	3,267	7,267

Total	$8,370	$12,370

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Bristol Bank and Old Florida Bankshares Inc.

In connection with the acquisition of Bristol Bank, the Company recorded $11.4 million in goodwill and $1.7 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2013 is $198,000, $162,000, $133,000, $126,000 and $126,000, respectively. In connection with the acquisition of Old Florida, the Company recorded $50.6 million in goodwill and $1.4 million of core deposit intangible which is being amortized on a double declining balance basis over ten years. The estimated amortization expense for each of the five succeeding years ending December 31, 2013 is $183,000, $149,000, $122,000, $104,000 and $102,000, respectively.

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

The changes in the carrying amount of other intangible assets for the year ended December 31, 2008 and 2007, respectively, are as follows (In Thousands):

	As of December 31, 2008			As of December 31, 2007
Identifiable intangible assets:	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$3,132	$(1,050)	$2,082	$3,132	$(584)	$2,548
Other Intangibles	974	(166)	808	974	(127)	847

Total	$4,106	$(1,216)	$2,890	$4,106	$(711)	$3,395

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 10—DEPOSITS

Deposits at December 31 are comprised of the following (In Thousands):

	2008	2007
Interest-bearing:
Money market	$317,436	$364,985
NOW	48,913	59,367
Savings	5,752	6,124
Certificates of deposit:
Less than $100,000	454,209	100,642
$100,000 or more	225,067	302,315

Total interest-bearing deposits	1,051,377	833,433
Demand (noninterest bearing)	114,905	103,683

Total deposits	$1,166,282	$937,116

The maturities on all certificates of deposit as of December 31, 2008 for each of the five successive years are as follows (In Thousands):

2009	$461,465
2010	143,470
2011	51,759
2012	9,016
2013	13,566

Total	$679,276

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2008 (In Thousands):

TIME CERTIFICATES OF DEPOSIT
Three months or less	$59,342
Four – six months	51,933
Seven – 12 months	38,655
Over 12 months	75,137

Total	$225,067

Included in interest expense are $17,990,000, $12,288,000 and $3,689,000, which relates to interest on certificates of deposit of $100,000 or more for 2008, 2007 and 2006, respectively.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 11—SUBORDINATED DEBT AND OTHER BORROWINGS

On October 7, 2005, Bank of Florida – Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2008 was 3.90%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida – Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida – Southeast subsidiary.

On September 30, 2005, Bank of Florida – Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2008 was 4.50%. Bank of Florida – Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida- Southeast subsidiary.

On August 5, 2005, Bank of Florida – Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2008 was 6.82%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida – Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida – Southwest subsidiary.

On April 24, 2007, Bank of Florida – Southwest acquired, from the Old Florida acquisition, $5.0 million in subordinated debt with a maturity of June 30, 2015. Interest is payable quarterly in arrears, beginning June 30, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2008 was 3.36%. After June 30, 2010, the debt may be redeemed at the Bank’s option at any time. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida – Southwest subsidiary.

On March 18, 2008, Bank of Florida – Southwest entered into a $10.0 million reverse repurchase transaction, with a repurchase date of March 18, 2013. Interest is payable quarterly in arrears, beginning June 18, 2008, at a rate of 3.29% minus the maximum of [three-month LIBOR rate minus three percent, or zero], with a floor of zero. The interest rate at December 31, 2008 was 3.29%. On March 18, 2011, the purchaser of the securities has the right to terminate the transaction with proper notice. After March 17, 2011, interest is payable at a rate of 3.29%.

On March 18, 2008, Bank of Florida – Southeast entered into a $10.0 million reverse repurchase transaction, with a repurchase date of March 18, 2013. Interest is payable quarterly in arrears, beginning June 18, 2008, at a rate of 3.29% minus the maximum of [three-month LIBOR rate minus three percent, or zero], with a floor of zero. The interest rate at December 31, 2008 was 3.29%. On March 18, 2011, the purchaser of the securities has the right to terminate the transaction with proper notice. After March 17, 2011, interest is payable at a rate of 3.29%.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by $278.0 million in assets consisting of $80.0 million of investment securities and a blanket lien on one-to-four family residential loans, helocs/second mortgages, multifamily dwellings and commercial real estate as of December 31, 2008. At December 31, 2008 and 2007, the Company had an unused credit line with the FHLB of $125.5 million and $45.3 million, respectively. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at December 31, 2008 and 2007, respectively (In Thousands):

	At December 31, 2008		At December 31, 2007
	Amount	Rate	Amount	Rate
Variable Rate, Daily maturity	$34,000.46%		$54,800	4.56%
Fixed Rate; Matures 1/22/2008	—	—	6,000	4.60
Fixed Rate; Matures 3/5/2008	—	—	5,000	5.05
Fixed Rate; Matures 6/24/2008	—	—	6,000	4.26
Fixed Rate; Matures 3/16/2010	25,000	2.87	—	—
Variable Rate; Matures 5/14/2010	—	—	9,000	4.12
Variable Rate; Matures 6/1/2010	—	—	7,000	4.77
Variable Rate; Matures 7/19/2010	—	—	10,000	4.81
Fixed Rate; Matures 10/30/2011	274	1.50	290	1.50
Variable Rate; Matures 3/9/2012[2]	10,000	4.29	10,000	4.29
Variable Rate; Matures 3/19/2012[3]	10,000	4.29	10,000	4.29
Variable Rate; Matures 5/23/2012[4]	5,000	4.61	5,000	4.61
Variable Rate; Matures 6/1/2012	7,000	4.56	7,000	4.56
Variable Rate; Matures 7/19/2012[5]	10,000	4.78	10,000	4.78
Variable Rate; Matures 7/19/2012[6]	5,000	4.63	5,000	4.63
Variable Rate; Matures 6/10/2013[7]	7,000	4.19	—	—
Variable Rate; Matures 6/10/2013[8]	19,000	4.28	—	—
Fixed Rate; Matures 12/2/2013	10,200	3.44	—	—
Variable Rate; Matures 5/15/2017[9]	5,000	4.09	5,000	4.09
Variable Rate; Matures 7/19/2017[10]	5,000	4.41	5,000	4.41

Total FHLB Advances	$152,474	3.20%	$155,090	4.50%

[2]	Advance includes a one time call option on March 9, 2009
[3]	Advance includes a one time call option on March 19, 2009
[4]	Advance includes a one time call option on February 23, 2009
[5]	Advance includes a one time call option on January 20, 2009
[6]	Advance includes a one time call option on January 20, 2009
[7]	Advance includes a one time call option on June 10, 2009
[8]	Advance includes a one time call option on June 10, 2009
[9]	Advance includes a one time call option on February 17, 2009
[10]	Advance includes a one time call option on January 20, 2009

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes certain derivative financial instruments. Stand alone derivative financial instruments such as interest-rate swaps, are used to economically hedge interest-rate risk related to the Company’s liabilities. These derivative instruments involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet as derivative assets, derivative liabilities or trading activities for stand alone derivative financial instruments.

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

The Company entered into interest-rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes the entering into the interest-rate swaps exposed the Company to variability in their fair value due to changes in the level of interest rates. Management believes that it is prudent to limit the variability in the fair value of a portion of its floating rate loan portfolio. It is the Company’s objective to hedge the change in fair value of floating rate loans at coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest-rate swaps as an asset/liability management strategy to hedge the change in value of the cash flows due to changes in expected interest rate assumptions. These interest-rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. The information pertaining to outstanding interest-rate swap agreements used to hedge floating rate loans is as follows (dollars in thousands):

	December 31,
	2008	2007
Notional amount	$45,000	$45,000
Pay rate (Prime)	3.25%	7.25%
Receive rate	7.51%	7.51%
Maturity in years	4	5
Unrealized gain relating to interest-rate swaps	$5,098	$1,393

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At December 31, 2008 and 2007, the unrealized gain relating to the use of interest-rate swaps was recorded in derivate assets in accordance with SFAS No. 133.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating lease agreements for certain bank offices, which expire on various dates through 2023. In addition, the Company has operating leases for office equipment, which expire on various dates through 2014. Certain of these leases require the payment of common area maintenance expenses and may also include renewal options. Rent expense was $4,061,000, $3,262,000, and $2,743,000 for 2008, 2007 and 2006, respectively.

Future minimum lease commitments, as of December 31, 2008 are as follows (In Thousands):

Year ending December 31st:
2009	$4,511
2010	4,514
2011	4,455
2012	4,313
2013	4,297
Thereafter	31,716

Total minimum payments required	$53,806

The Company entered into a Master Software License and Maintenance Agreement with Jack Henry and Associates (“Jack Henry”) for data processing services on March 16, 2007. This agreement has a six year term. Data Processing expense paid to Jack Henry was $1,072,000 and $403,000 for 2008 and 2007, respectively.

The Company entered into a multi-bank service agreement with Computer Services, Inc. (“CSI”) for data processing services on October 15, 2004. This agreement had a five year expiration term with an automatic five year renewal options and was terminated in 3rd quarter 2007. Data processing expense paid to CSI was $412,000 and $475,000 for 2007 and 2006, respectively.

As of December 31, 2008, the Company had available $418.0 million in lines of credit with financial institutions. The Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida – Southwest and Bank of Florida – Southeast may borrow up to 20%, while Bank of Florida – Tampa Bay may borrow up to 10%, of their outstanding assets. Please refer to “Note-12 Federal Home Loan Bank Advances” of the “Notes to the Consolidated Financial Statements” for further information on these borrowings.

From time-to-time, we are involved in litigation arising in the ordinary course of our business. The Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

NOTE 15—BENEFIT PLANS

401(K) Retirement Plan – The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. Currently the Company makes matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. The Company contributed to the Plan in the amounts of $346,000, $454,000 and 349,000 during 2008, 2007 and 2006, respectively. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

2004 Salary Continuation Plan – The Company maintains a Salary Continuation Plan (the “SERP”) to provide supplemental income for the Company’s Chief Executive Officer after his retirement. The SERP, which is

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 15—BENEFIT PLANS (Continued)

unfunded, is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event the participant leaves the employment of the Company before retirement, only the benefits vested through that date will be payable to the executive. The SERP originally provided for cliff vesting (50% vested) after five years from its effective date and for 100% vesting in the event of a change in control of the Company. On November 19, 2008, after extended consultations with its compensation consultants and outside counsel, and in recognition of the Chief Executive Officer’s longer than ten years of service to the Company, the Company revised the vesting schedule so that the Chief Executive Officer’s SERP benefit became 75% vested, with three years now remaining for full vesting. The Company had approximately $371,000 and $268,000 accrued at December 31, 2008 and 2007, respectively, towards the SERP, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company has also purchased bank-owned life insurance (“BOLI”) policies on the Chief Financial Officer and a previous SERP participant. BOLI is recorded at the amounts to be realized under the insurance contracts, which represent the amounts contributed to the cash surrender value of the policies. The Company recognizes revenue from the investment returns from the BOLI and compensation expense for the amounts accrued toward a specific participant’s retirement fund. Revenue earned from the BOLI amounted to $143,000, $134,000 and $121,000 during the years ended December 31, 2008, 2007, and 2006 respectively. Such revenue is included in other income in the accompanying consolidated statements of operations. The Company recognized net earnings of $39,000, $41,000 and $67,000, consisting of earnings on bank-owned life insurance policies, net of compensation expenses accrued in connection with the SERP during 2008, 2007 and 2006, respectively.

Deferred Compensation Plan – On December 15, 2008, the Company established a Deferred Compensation Plan (“Deferred Plan”) to provide supplemental income for certain senior executive officers, excluding the Chief Executive Officer. The purpose of the Deferred Plan is to serve as a retention mechanism for key executives identified by the Chief Executive Officer in consultation with the Compensation Committee as being necessary to implement the Company’s long-term objectives. The Deferred Plan, which became effective January 1, 2008, is unfunded and is structured such that each participant is scheduled to receive supplemental income for a certain number of years after the retirement age of 65 equal as determined by the Company, but not to exceed 50% of the executive’s base salary, increased by not more than 2% each year following the first day in January of the year in which an individual commences participation in the Deferred Plan. The Deferred Plan provides for cliff vesting over the first five years of the effective date. Prior to the fifth anniversary of entry into the Deferred Plan, a participant will not be entitled to any retirement benefits under the Deferred Plan, unless there is a change in control of the Company at which time the participant will become 100% vested. Currently, there are three participants in the Deferred Plan. The Company accrued $151,000 for Deferred Plan benefits in 2008.

NOTE 16—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks, Bank of Florida Trust Company, and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans is as follows (In Thousands):

	2008	2007
Loan balances at beginning of year	$41,753	$35,873
New loans	27,302	13,955
Advances (Repayments), net	14,775	(8,075)

Loan balances at end of year	$83,830	$41,753

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

The Banks also accept deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits are accepted on substantially the same terms as those of other depositors.

The Company engaged Centuric, LLC of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service primarily includes the purchase of computer hardware and software, telephones, network management services and disaster recovery. Ramon A. Rodriguez, a director of Bank of Florida Corporation, is a member of Centuric Group, LLC, the parent company of Centuric, LLC. Centuric, LLC is a consulting and outsourcing firm specializing in system integration, network management and security, disaster recovery and business contingency planning. The Company paid Centuric, LLC approximately $1,112,000, $1,861,000 and $1,077,000 in 2008, 2007, and 2006, respectively. Of the $1,112,000 and $1,861,000 paid to Centuric, LLC in 2008 and 2007, respectively, $314,300 and $871,800 was for the purchase of computer equipment and software, including set-up fees.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC until being sold to Naples 9, LLC, an unrelated entity, in May of 2008. Citizens Reserve, LLC is principally owned by several directors of the Company. The Company paid Citizens Reserve, LLC $369,000, $1,100,000 and $1,100,000 in 2008, 2007 and 2006, respectively.

Bank of Florida – Southwest leases a banking facility in Bonita Springs, Florida from Brooks Landing, LLC. Brooks Landing, LLC is owned in part by directors Donald R. Barber, John B. James, and LaVonne Johnson. Monthly lease payments as of December 31, 2008 were $18,900. The lease will expire in 2023.

Bank of Florida – Southeast engaged companies that had a relationship with Terry Stiles, Bank of Florida Corporation director, to buildout the office facility in Downtown Ft. Lauderdale located at 200 SW 1st Avenue in addition to the Coral Ridge branch office located at 2521 East Commercial Boulevard. Bank of Florida paid the various companies $400,000 in 2008 for their services. These services were approved by the Board of Directors.

Bank of Florida – Southeast leases the downtown Ft. Lauderdale facility from 200 Brickell Associates, Ltd., of which Terry W. Stiles, a director of Bank of Florida Corporation, is a partner. The lease commenced November 2007. The monthly lease payment as of December 2008 was $70,600.

On August 8, 2007, Bank of Florida – Southeast signed a binding lease agreement for the new branch facility in Coral Gables. The lease commenced April 2008 with 2521 Marathon, LLC, of which Terry W. Stiles, a director of Bank of Florida Corporation, is a partner. The monthly lease payment as of December 2008 was $27,800.

Bank of Florida – Tampa Bay sublet office space to Medi-Weight Loss Clinics. The Company received $123,600 in sublease income during 2008. Edward Kaloust, a director of Bank of Florida Corporation, is a managing member of Medi-Weight Loss Clinics. The sublease agreements with Medi-Weight Loss Clinics terminate January 31, 2009.

NOTE 17—STOCKHOLDERS’ EQUITY

In May 2006, the Company completed its fifth and largest common stock raise, issuing 2.875 million shares at $21.50 per share, with net proceeds totaling $57.8 million. The Company used the proceeds from the secondary offering to finance the cash portion of our purchase of $93.0 million-asset Bristol Bank in August 2006 and support earning asset growth throughout South Florida and Tampa Bay.

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

December 31, 2008, 2007 and 2006

NOTE 18—REGULATORY MATTERS (Continued)

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

At December 31 actual capital levels and minimum required levels were as follows (In Thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk-weighted assets)
Consolidated	$145,436	11.12%	$104,647	8.00%	$—	N/A
Bank of Florida – Southwest	63,695	10.35%	49,214	8.00%	61,517	10.00%
Bank of Florida – Southeast	46,810	10.15%	36,892	8.00%	46,115	10.00%
Bank of Florida – Tampa Bay	22,814	10.12%	18,041	8.00%	22,552	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$112,998	8.64%	$52,323	4.00%	$—	N/A
Bank of Florida – Southwest	45,905	7.46%	24,607	4.00%	36,910	6.00%
Bank of Florida – Southeast	35,015	7.59%	18,446	4.00%	27,669	6.00%
Bank of Florida – Tampa Bay	19,961	8.85%	9,021	4.00%	13,531	6.00%
Tier 1 leverage (to average assets) – leverage ratio
Consolidated	$112,998	7.86%	$57,520	4.00%	$—	N/A
Bank of Florida – Southwest	45,905	6.61%	27,774	4.00%	34,717	5.00%
Bank of Florida – Southeast	35,015	6.84%	20,477	4.00%	25,596	5.00%
Bank of Florida – Tampa Bay	19,961	8.08%	9,887	4.00%	12,359	5.00%

2007
Total capital (to risk-weighted assets)
Consolidated	$157,205	12.57%	$100,040	8.00%	$—	N/A
Bank of Florida – Southwest	70,364	11.37%	49,506	8.00%	61,883	10.00%
Bank of Florida	47,138	10.87%	34,679	8.00%	43,349	10.00%
Bank of Florida – Tampa Bay	22,070	10.96%	16,115	8.00%	20,144	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$126,774	10.14%	$50,020	4.00%	$—	N/A
Bank of Florida – Southwest	52,623	8.50%	24,753	4.00%	37,130	6.00%
Bank of Florida	36,743	8.48%	17,340	4.00%	26,009	6.00%
Bank of Florida – Tampa Bay	20,221	10.04%	8,058	4.00%	12,086	6.00%
Tier 1 capital (to average assets) – leverage ratio
Consolidated	$126,774	10.24%	$49,534	4.00%	$—	N/A
Bank of Florida – Southwest	52,623	8.48%	24,835	4.00%	31,044	5.00%
Bank of Florida	36,743	8.25%	17,820	4.00%	22,275	5.00%
Bank of Florida – Tampa Bay	20,221	10.77%	7,510	4.00%	9,387	5.00%

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 18—REGULATORY MATTERS (Continued)

The Company was considered well capitalized as of December 31, 2008 and 2007. Management is not aware of any events or circumstances that have occurred since December 31, 2008 that would change the Company’s capital category.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. At December 31, 2008, these standby letters of credit are secured by real estate with a fair value of $916,000, Lines of Credit totaling $200,000 and $905,000 in Money Market and Certificates of Deposits maintained by the Company.

The Companys’ exposure to off-balance sheet financial risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk (In Thousands):

	Contract Amount
	2008	2007
Unfunded commitments under lines of credit	$160,864	$224,279
Standby letters of credit	2,298	2,845
Commitments to extend credit	8,483	44,587

The Company does not currently have any financial guarantees which must be disclosed pursuant to the requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 20—FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Securities: For securities held to maturity and securities available for sale, fair value is based on the framework for measuring fair value established by SFAS 157.

Restricted securities: The carrying value of Federal Home Loan Bank and Federal Reserve Bank Stock approximates its fair value since it is restricted stock and would only be sold to the Federal Home Loan Bank at cost.

Loans: Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates were valued at carrying amounts. The fair value of other loans were estimated by discounting scheduled cash flows to maturity using current market rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments were made to reflect probable credit losses. Fair value for impaired loans is based on the framework for measuring fair value established by SFAS 157.

Interest-rate swap: The interest-rate swap is recognized on the consolidated balance sheet at fair value. Fair value is based on the framework for measuring fair value established by SFAS 157.

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

Federal Home Loan Bank Advances and Other Borrowings: The fair value for Federal Home Loan Bank Advances and Other Borrowings are estimated by discounting future cash flows using rates currently offered for instruments of similar remaining maturities.

Accrued interest: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

Off-balance-sheet instruments: The fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these financial instruments is not significant.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 20—FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following tables present the estimates of fair value of financial instruments as of December 31 (In Thousands):

	2008
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$47,938	$47,938
Securities held to maturity	3,316	3,140
Securities available for sale	114,660	114,660
Net loans held for investment	1,245,778	1,242,767
Restricted securities	9,246	9,246
Accrued interest receivable	4,990	4,990
Interest-rate swap	5,098	5,098
Financial liabilities:
Deposits	1,166,282	1,161,130
Subordinated debt	16,000	15,923
Other borrowings	20,000	21,844
Federal Home Loan Bank advances	152,474	159,674
Accrued interest payable	2,286	2,286
Off-balance-sheet financial instruments, other than interest-rate swap	—	—

	2007
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$17,388	$17,388
Securities held to maturity	3,314	3,316
Securities available for sale	34,694	34,694
Loans held for sale	417	417
Net loans held for investment	1,129,914	1,176,802
Restricted securities	9,117	9,117
Accrued interest receivable	5,564	5,565
Interest-rate swap	1,394	1,394
Financial liabilities:
Deposits	937,116	950,546
Subordinated debt	16,000	16,000
Federal Home Loan Bank advances	155,090	157,436
Federal Funds Purchased	250	250
Accrued interest payable	1,761	1,761
Off-balance-sheet financial instruments, other than interest-rate swap	—	—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 20—FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at December 31, 2008 (In Thousands):

Fair Value Measurements at December 31, 2008

	Fair Value Measurements 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Securities available for sale	$114,660	—	$114,660	—
Derivative Assets	5,098	—	5,098	—

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

During the year ended December 31, 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. impaired loans). For assets measured at fair value on a nonrecurring basis in 2008 that were still held on the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2008 (In Thousands):

Carrying value at December 31, 2008

	Carrying Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Impaired Loans	$65,555	—	$25,864	$39,691

Impaired loans had a carrying amount of $67,312,000 with a valuation allowance of $18,554,000 at December 31, 2008. Approximately $8.3 million of losses related to loans were recognized as specific allocations of the allowance for loan losses for the year ended December 31, 2008. In addition, impaired loans with a carrying value of $15,896,000 at December 31, 2008 were measured for impairment using Level 3 inputs and had fair value in excess of carrying value.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008 and 2007

NOTE 21—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bank of Florida Corporation (parent company only) as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, is as follows (In Thousands):

BALANCE SHEETS

	December 31
	2008	2007
Assets:
Investment in and indebtedness of subsidiaries	$180,667	$183,908
Cash and due from banks	2,699	7,014
Premises and equipment	3,770	6,442
Other assets	5,225	2,316

TOTAL ASSETS	$192,361	$199,680

Liabilities:
Accrued expenses and other liabilities	$2,382	$749

Stockholders’ equity:
Preferred stock
Common stock	128	128
Additional paid-in capital	199,862	199,576
Accumulated deficit	(15,030)	(1,808)
Accumulated other comprehensive income	5,019	1,035

TOTAL STOCKHOLDERS’ EQUITY	189,979	198,931

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$192,361	$199,680

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2008	2007	2006
Income:
Interest on investment securities and other	$152	$495	$736
Holding Company service fee income	—	6,837	5,199

TOTAL INCOME	152	7,332	5,935

Expenses:
Salaries and employee benefits	1,587	6,497	5,933
Occupancy	537	1,504	1,162
General operating	1,764	3,104	2,309

TOTAL EXPENSES	3,888	11,105	9,404

(Loss) from operations before income tax benefit and equity in undistributed net (loss) income of subsidiaries	(3,736)	(3,773)	(3,469)
Income tax benefit	(1,325)	(1,348)	(1,208)

(Loss) before equity in undistributed net (loss) income of subsidiaries	(2,411)	(2,425)	(2,261)
Equity in undistributed net (loss) income of subsidiaries	(10,811)	5,168	4,580

NET (LOSS) INCOME	(13,222)	2,743	2,319
Accumulated deficit:
Beginning of year	(1,808)	(4,551)	(6,870)

End of year	$(15,030)	$(1,808)	$(4,551)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007 and 2006

NOTE 21—CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,222)	$2,743	$2,319
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed net loss (income) of subsidiaries	10,811	(5,168)	(4,580)
Depreciation and amortization	192	510	241
Stock compensation expense	286	350	291
(Increase) decrease in other assets	(2,909)	(874)	46
Increase in accrued expenses and other liabilities	1,633	450	401

NET CASH USED IN OPERATING ACTIVITIES	(3,209)	(1,989)	(1,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary banks	(1,090)	(24,709)	(23,018)
Purchase of premises and equipment	(16)	(6,157)	(489)

NET CASH USED IN INVESTING ACTIVITIES	(1,106)	(30,866)	(23,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	58,647
Tax benefit from stock options exercised	—	397	—
Exercise of stock options	—	1,442	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	1,839	58,647

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,315)	(31,016)	33,858
Cash and cash equivalents:
Beginning of year	7,014	38,030	4,172

End of year	$2,699	$7,014	$38,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash Transactions:
Transfer of premises and equipment to subsidiary	$2,496	—	—

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Date: March 9, 2009	By:	/s/ Michael L. McMullan
Michael L. McMullan
Principal Executive Officer

Date: March 9, 2009	By:	/s/ Tracy L. Keegan
Tracy Keegan
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ Michael L. McMullan	President, Chief Executive
Michael L. McMullan	Officer, Director	March 9, 2009

/s/ Donald R . Barber
Donald R. Barber	Director	March 9, 2009

/s/ Joe B. Cox
Joe B. Cox	Director	March 9, 2009

/s/ Bradford Douglas
Bradford Douglas	Director	March 9, 2009

/s/ John B. James
John B. James	Director	March 9, 2009

/s/ Edward Kaloust
Edward Kaloust	Director	March 9, 2009

/s/ LaVonne Johnson
LaVonne Johnson	Director	March 9, 2009

/s/ Edward Morton
Edward Morton	Director	March 9, 2009

/s/ Pierce T. Neese
Pierce T. Neese	Director	March 9, 2009

Signature	Title	Date

/s/ Michael T. Putziger
Michael T. Putziger	Director	March 9, 2009

/s/ Ramon Rodriguez
Ramon A. Rodriguez	Director	March 9, 2009

/s/ Francis Rooney
Francis Rooney	Director	March 9, 2009

/s/ Terry W. Stiles
Terry W. Stiles	Director	March 9, 2009