Form 10-Q
period 2009-03-31
BANK OF FLORIDA CORP
filed 2009-05-07
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

The number of shares outstanding of the Registrant’s common stock, as of April 30, 2009 was 12,955,520 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and December 31, 2008

(In Thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$55,891	$47,064
Interest-bearing deposits due from other banks	190	561
Federal funds sold	241	313

Total cash and cash equivalents	56,322	47,938

Securities held to maturity	3,317	3,316
Securities available for sale	109,741	114,660
Loans held for sale	156	—

Loans held for investment	1,288,021	1,275,311
Less: Allowance for loan losses	24,479	29,533

Net loans held for investment	1,263,542	1,245,778

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,647	9,246
Premises and equipment	29,029	29,501
Accrued interest receivable	5,121	4,990
Cash surrender value of life insurance	3,564	3,526
Deferred tax asset	7,067	9,277
Goodwill	61,960	61,960
Intangible assets, net	2,778	2,890
Foreclosed real estate, net	5,481	4,817
Other assets	13,530	11,114

TOTAL ASSETS	$1,570,255	$1,549,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,165,267	$1,166,282
Subordinated debt	16,000	16,000
Other borrowings	80,000	20,000
Federal Home Loan Bank advances	118,470	152,474
Accrued interest payable	2,140	2,286
Accrued expenses and other liabilities	2,044	1,992

TOTAL LIABILITIES	1,383,921	1,359,034

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,955,520 and 12,779,020 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	130	128
Additional paid-in capital	200,592	199,862
Restricted stock, 176,500 shares	(651)	—
Accumulated deficit	(19,403)	(15,030)
Accumulated other comprehensive income	5,666	5,019

TOTAL STOCKHOLDERS’ EQUITY	186,334	189,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,570,255	$1,549,013

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

(In Thousands, except share data, unaudited)

	Three-months ended March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$17,299	$20,193
Interest on securities and other	1,492	704
Interest on federal funds sold	2	28

TOTAL INTEREST INCOME	18,793	20,925

INTEREST EXPENSE
Interest on deposits	7,686	8,309
Interest on subordinated debt	147	270
Interest on Federal Home Loan Bank advances and other	1,365	1,611

TOTAL INTEREST EXPENSE	9,198	10,190

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,595	10,735

PROVISION FOR LOAN LOSSES	6,693	687

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,902	10,048

NONINTEREST INCOME
Service charges and fees	472	494
Trust fees	654	740
Gain on sale of assets, net	29	62

TOTAL NONINTEREST INCOME	1,155	1,296

NONINTEREST EXPENSES
Salaries and employee benefits	5,211	5,494
Occupancy	1,769	1,720
Equipment rental, depreciation and maintenance	837	813
Data processing	585	571
Stationary, postage and office supplies	154	229
Professional fees	483	510
Advertising, marketing and public relations	219	188
Other	1,773	1,427

TOTAL NONINTEREST EXPENSES	11,031	10,952

(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)	(6,974)	392
Income taxes (benefit)	(2,601)	159

NET (LOSS) INCOME	$(4,373)	$233

NET (LOSS) INCOME PER SHARE: BASIC	$(0.34)	$0.02

NET (LOSS) INCOME PER SHARE: DILUTED	$(0.34)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	12,779,020	12,779,020

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	12,779,020	12,779,376

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2008 and the Three-Months Ended March 31, 2009 (Unaudited)

(In Thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Restricted Stock	Accumulated Deficit	Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2007	12,779,020	$128	$199,576	—	$(1,808)	$1,035	$198,931
Net loss	—	—			(13,222)	—	(13,222)
Paid-in-capital from stock compensation expense	—	—	286	—	—	—	286
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	2,312	2,312
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	—	1,672	1,672

Balance, December 31, 2008	12,779,020	$128	$199,862	—	$(15,030)	$5,019	$189,979
Net loss					(4,373)	—	(4,373)
Paid-in-capital from stock compensation expense	—	—	70	11	—	—	81
Common stock issued	176,500	2	660	(662)	—	—	—
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	3	3
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	644	644

Balance, March 31, 2009	12,955,520	$130	$200,592	$(651)	$(19,403)	$5,666	$186,334

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended March 31,
	2009	2008
Net income	$(4,373)	$233

Other comprehensive income :

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of income taxes of $388 in 2009 and $132 in 2008, respectively	644	220

Unrealized gains on interest rate swap:
Unrealized holding gains arising during the period, net of income taxes of $2 in 2009 and $651 in 2008, respectively	3	1,081

Comprehensive income	$(3,726)	$1,534

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2009 and 2008

(In Thousands)

	(Unaudited) Three-Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,373)	$233
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	785	777
Provision for loan losses	6,693	687
Accretion of deferred loan fees and costs, net	(113)	(358)
Accretion of premiums and discounts on investments, net	3	(30)
Gain on sale of assets, net	(29)	(62)
Originations of loans held for sale	(8,681)	(14,697)
Proceeds from sale of loans held for sale	8,532	12,129
Amortization of intangible assets	112	135
Increase (decrease) in accrued interest receivable	(131)	422
Deferred income taxes (benefit)	1,820	990
Increase in cash surrender value of bank-owned life insurance	(38)	(36)
Increase in other assets	(2,412)	(6)
Stock compensation expense	81	75
Increase (decrease) in accrued interest payable	(146)	66
Decrease in accrued expenses and other liabilities	52	(1,031)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	2,155	(706)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(25,156)	(29,002)
Purchase of securities available for sale	—	(50,012)
Purchase of FHLB stock	(2,271)	(8,482)
Sale of FHLB stock	2,870	7,821
Proceeds from maturing securities and principal payments on available for sale securities	5,947	7,327
Proceeds from sale of foreclosed real estate	171	1,494
Purchase of premises and equipment, net	(313)	(1,170)

NET CASH USED IN INVESTING ACTIVITIES	(18,752)	(72,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,015)	65,926
Proceeds from other borrowings	196,900	20,000
Repayments of other borrowings	(136,900)	(250)
Proceeds from FHLB Advances	52,278	309,500
Repayment of FHLB Advances	(86,282)	(302,304)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,981	92,872

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,384	20,142
CASH AND CASH EQUIVALENTS:
Beginning of period	47,938	17,388

End of period	$56,322	$37,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,344	$10,124

Taxes	$—	$200

Noncash Transactions:
Unrealized holding gain on securities available-for-sale	$644	$220

Unrealized holding gain on derivatives	$3	$1,081

Increase in goodwill	$—	$242

Transfer of loans to other real estate owned	$812	$242

Transfer of loans to held for sale	$—	$15,242

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

The Company’s primary source of income is from the Banks and the Trust Company. The Banks provide a broad range of commercial and consumer banking services primarily within the Naples, Ft. Myers, Ft. Lauderdale, Palm Beach, Miami-Dade and Tampa Bay areas of Florida. The Banks are subject to regulation by both the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

The Trust Company offers investment management, trust administration, estate planning, and financial planning services. The assets under advice of Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of March 31, 2009 and December 31, 2008, and the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008, and the stockholders’ equity for the three and twelve months ended March 31, 2009 and December 31, 2008. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2009 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2009 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Stock-based Compensation

The Company has a stock option plan which provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The exercise price of the stock options may not be less than the book value of common stock on the date the option is granted. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At March 31, 2009, there were 746,793 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended March 31, 2009 and 2008 was approximately $68,000 and $71,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of March 31, 2009, the Company had 115,613 nonvested options outstanding and there was approximately $786,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 31, 2013.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (cont’d)

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $6.19 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

For the three months ended March 31, 2008
Expected dividend yield	—
Expected volatility	56.39%
Risk-free interest rate	3.25%
Expected life	7 years

There were no options exercised in the first quarter of 2009 and 2008. Stock option activity during the three months ended March 31, 2009 was as follows (in thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2008	617,671	$14.71		$
Granted	—	—
Exercised	—	—
Forfeited	(13,823)	15.58

Balance, March 31, 2009	603,848	14.69	5.4 years		—

Exercisable, March 31, 2009	488,235	14.96	4.7 years		—

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries. At March 31, 2009 and December 31, 2008 warrants to purchase 145,131 common shares at an average exercise price of $11.52 were outstanding. Of that amount, 136,377 were fully vested at March 31, 2009 and December 31, 2008. Compensation expense totaling $1,000 and $4,000 was recognized during the three months ended March 31, 2009 and 2008, respectively, in connection with certain of these warrants (in thousands, except per share data).

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE
Balance December 31, 2008	145,131	$11.52
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance March 31, 2009	145,131	11.52

The Company granted restricted stock for 176,500 shares to Executive Officers as of March 16, 2009. The stock may vest in installments or in total upon satisfaction of the stipulated conditions. If the restrictions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. All shares of restricted stock will be held by the Company until the restrictions are satisfied. The grants are divided into the following three categories: restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years and upon the Company’s achieving certain performance goals (63,000 shares) and restricted shares vesting over five years (82,000 shares). There were 176,500 nonvested shares of restricted stock as of March 31, 2009. Compensation expense totaling $11,000, or $3.75 per share, was recognized during the three months ended March 31, 2009 in connection with restricted stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2009. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Loans

The composition of the loan portfolio at March 31, 2009 and December 31, 2008 is as follows (In Thousands):

	March 31, 2009	December 31, 2008
Loans held for sale – one-to-four family residential	$156	$—

Real estate:
Commercial real estate	$619,416	$576,486
Land and construction	280,204	318,607
One-to-four family residential	180,822	163,143
Multi-family	30,566	42,539

Total real estate loans	$1,111,008	$1,100,775
Commercial and industrial loans	121,780	118,883
Lines of credit	44,426	44,681
Consumer loans	12,368	12,646

Total gross loans held for investment	1,289,582	1,276,985
Less: allowance for loan losses	(24,479)	(29,533)
Less: deferred loan fees, net	(1,561)	(1,674)

Total loans held for investment, net	$1,263,542	$1,245,778

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

	March 31, 2008	December 31, 2008
Impaired loans without a valuation allowance	$27,856	$15,896
Impaired loans with a valuation allowance	96,190	65,555

Total impaired loans	$124,046	$81,451

Valuation allowance related to impaired loans	$13,920	$18,554
Total nonaccrual loans	$113,147	$71,853
Total foreclosed real estate	$5,481	$4,817
Total loans ninety days or more past due and still accruing	$1,887	$—

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due.

At March 31, 2009 the primary source of repayment with respect to $124.0 million of the impaired loans is sale of the related collateral or the conversion of the existing debt into debt at another financial institution. The majority of these loans are located in Lee and Collier counties of Florida.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Loans (cont’d)

With the uncertain real estate market in Collier and Lee counties of Florida, obtaining refinancing or sale of the collateral may be difficult. It is likely many of these loans will be extended and may be modified. Management is closely monitoring these loans and believes the loan loss allowance related to these loans is adequate at March 31, 2009.

The activity in the allowance for loan losses for March 31, 2009 and the year ended December 31, 2008 is as follows (In Thousands):

	March 31, 2009	December 31, 2008
Balance at beginning of year	$29,533	$14,431
Provision charged to operations	6,719	24,327
Charge-offs	(11,779)	(9,297)
Recoveries	6	72

Balance at end of year	$24,479	$29,533

Of the $11.8 million in charge-offs during the first quarter of 2009, approximately $10.8 million was specifically reserved for during the fourth quarter of 2008. These charge-offs were largely associated with collateral valuation adjustments made after obtaining appraisals. The loan loss allowance as a percentage of loans, excluding the $10.8 million taken to absorb impaired collateral, would have been approximately 2.71% in the first quarter, compared to 2.32% at the end of 2008. The additions to nonperforming loans in the first quarter did not reveal significant collateral impairments.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5—(Loss) Income Per Share

Basic (loss) income per share represents net (loss) income divided by the weighted-average number of common shares outstanding during the period. Dilutive (loss) income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing (loss) income per share for the three months ended March 31, 2009 and 2008, are summarized as follows (in thousands, except per share data):

	For the three months ended March 31,
	2009			2008
	Net Loss	Weighted-Average Shares Outstanding	Loss Per Share	Net Income	Weighted-Average Shares Outstanding	Income Per Share
(Loss) income available to common shareholders - basic	$(4,373)	12,779,020	(0.34)	$233	12,779,020	0.02
Dilutive effect of stock options outstanding	—	—	—	—	300	—
Dilutive effect of warrants outstanding	—	—	—	—	56	—

(Loss) income available to common shareholders – diluted	$(4,373)	12,779,020	(0.34)	$233	12,779,376	0.02

During the three months ended March 31, 2009 and March 31, 2008, certain stock options and warrants were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

	Three-months ended March 31, 2009	Three-months ended March 31, 2008
Number of Shares	748,979	532,339
Weighted Average Exercise Price	$14.08	16.57

Because the Company recorded a net loss for the three months ended March 31, 2009, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Fair Value Measurements

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

	Fair Value Measurements 03/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Securities available for sale	$109,741	—	$109,741	—
Derivative assets	5,103	—	5,103	—

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

During the first quarter of 2009, the Bank recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and other real estate owned). For assets measured at fair value on a nonrecurring basis in the first quarter of 2009 that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the related individual assets at quarter end (in thousands).

Description	Fair Value Measurements 03/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$96,190	—	$35,714	$60,476
Foreclosed real estate	5,481	—	—	5,481

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Fair Value Measurements (cont’d)

Impaired loans had a carrying amount of $124,046,000 with a valuation allowance of $13,920,000 at March 31, 2009. In addition, impaired loans with a carrying value of $27,856,000 at March 31, 2009 were measured for impairment using Level 3 inputs and had fair value in excess of carrying value.

NOTE 7—Derivative Financial Instruments

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

The Company entered into interest rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes the entering into the interest rate swaps helps manage the Company’s exposure variabilities in cash flows due to changes in the level of interest rates. It is the Company’s objective to hedge the change in cash flows, and maintain coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. The information pertaining to outstanding interest rate swap agreements used to hedge floating rate loans is as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Notional amount	$45,000	$45,000
Pay rate (Prime)	3.25%	3.25%
Receive rate	7.51%	7.51%
Maturity in years	4	4
Unrealized gain relating to interest-rate swaps	$5,103	$5,098

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At March 31, 2009, the unrealized gain relating to the use of interest-rate swaps was recorded in other assets on the balance sheet in accordance with SFAS No. 133.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—Other Borrowings

During March 2009, the company secured $15.0 million and $45.0 million in funding through the Federal Reserve’s Term Auction Facility and Federal Reserve Overnight Discount Window, respectively.

The following table provides the amount, interest rate and repurchase or maturity date of outstanding other borrowings at March 31, 2009 and December 31, 2008, respectively (In Thousands):

	At March 31, 2009			At December 31, 2008
	Amount	Rate		Amount	Rate
Repurchase agreements; repurchase date 3/18/2013		$20,000	3.29%	$20,000	3.29%
Federal Reserve Term Auction Facility; matures 6/18/2009		15,000.25		—	—
Federal Reserve Discount Window Advances; daily maturity		45,000.50		—	—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

(Unaudited)

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total interest income	$18,793	$20,428	$20,980	$20,994	$20,925
Total interest expense	9,198	10,639	10,059	9,647	10,190

Net interest income before provision for loan losses	9,595	9,789	10,921	11,347	10,735
Provision for loan losses	6,693	16,026	6,190	1,585	687

Net interest income after provision for loan losses	2,902	(6,237)	4,731	9,762	10,048
Noninterest income	1,155	1,195	1,162	1,049	1,296
Noninterest expense	11,031	10,951	11,388	10,770	10,952

Net (loss) income before income taxes (benefit)	(6,974)	(15,993)	(5,495)	41	392
Income taxes (benefit)	(2,601)	(5,979)	(2,050)	37	159

Net (loss) income	(4,373)	(10,014)	(3,445)	$4	233

Share Data:
Basic (loss) income per share	$(0.34)	$(0.78)	$(0.27)	$0.00	$0.02
Diluted (loss) income per share	(0.34)	(0.78)	(0.27)	0.00	0.02
Weighted-average shares outstanding - basic	12,779,020	12,779,020	12,779,020	12,779,020	12,779,020
Weighted-average shares outstanding - diluted	12,779,020	12,779,020	12,779,020	12,779,020	12,779,376
Total shares outstanding	12,955,520	12,779,020	12,779,020	12,779,020	12,779,020
Book value per common share (period end)	14.38	14.87	15.39	15.45	15.69

Balance Sheet Data:
Total assets	$1,570,255	1,549,013	$1,545,054	$1,414,689	$1,404,034
Total cash and cash equivalents	56,322	47,938	90,759	17,252	37,530
Interest-earning assets	1,410,313	1,403,407	1,418,720	1,294,991	1,284,195
Investment securities	113,058	117,976	91,600	92,542	81,075
Loans, net	1,288,177	1,275,311	1,247,802	1,191,733	1,174,472
Allowance for loan losses	24,479	29,533	14,264	13,232	12,811
Intangible assets	64,738	64,850	64,968	65,091	65,220
Deposit accounts	1,165,267	1,166,282	1,199,705	1,012,408	1,003,042
Other borrowings	214,470	188,474	144,278	201,282	198,286
Stockholders’ equity	186,334	189,979	196,686	197,492	200,540

Performance Ratios:
Return on average assets	(1.15)%	(2.65)%	(0.95)%	0.00%	0.07%
Return on average common stockholders’ equity	(9.23)	(20.89)	(6.96)	0.01	0.47
Interest-rate spread during the period	2.71	3.01	2.90	3.11	3.01
Net interest margin	2.93	2.89	3.33	3.58	3.62
Efficiency ratio [1]	102.61	99.70	94.48	86.88	91.01

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.90%	2.32%	1.14%	1.11%	1.09%
Allowance for loan losses to nonperforming loans	21.28	41.10	49.08	54.56	68.76
Net charge-offs to average loans	3.92	0.26	1.72	0.40	0.74
Nonperforming assets to period end total assets	7.67	4.95	2.15	1.75	1.33

Capital and Liquidity Ratios:
Average equity to average assets	12.46%	12.70%	13.66%	14.12%	15.14%
Leverage (4.00% required minimum)	7.62	7.86	9.19	9.68	10.31

Risk-based capital:
Tier 1	8.49%	8.64%	9.35%	10.17%	10.09%
Total	10.98	11.12	11.59	12.47	12.33
Average loans to average deposits	104.04	103.84	112.45	116.29	120.79

Trust Assets Under Advice:
Total assets under advice	$522,541	$494,633	$439,942	$475,890	$479,610

Trust fee income	654	621	679	679	740
Trust fees as a % of average assets under advice (annualized)	0.50%	0.50%	0.62%	0.57%	0.62%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bank of Florida Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.6 billion financial services company. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks.

Our corporate vision is to reach $2.0 billion in assets over the next two or three years, excluding acquisitions, and be recognized as a premier financial services company in our markets, while maintaining a well-controlled environment. Our primary strategy to achieve this vision is to focus on core deposit growth with current products and services, focus lending on commercial real estate properties in the $1 million to $10 million size range, and leverage our operating efficiencies.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Larger impaired credits that are measured according to SFAS No. 114 have been defined to include loans classified as substandard and on nonaccrual or doubtful risk grades where the borrower relationship is greater than $150,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Loans made outside the scope of SFAS No. 114 are measured according to SFAS No. 5 and include commercial real estate loans that are performing or have not been specifically identified under SFAS No. 114, and large groups of smaller balance homogeneous loans evaluated based on historical loss experience adjusted for qualitative factors.

EXECUTIVE SUMMARY

Total Assets grew to $1.6 billion at March 31, 2009, up $21.2 million or 1.4% from December 31, 2008, primarily as a result of loan growth, and cash and due from banks. Loans climbed $12.9 million or 1.0% during the first three months of this year and investments securities decreased $4.9 million or 4.2%, and cash and due from banks increased to $56.3 million. Total deposits decreased $1.0 million to $1.2 billion. Core deposits, which exclude all certificates of deposit, decreased $4.8 million while certificates of deposit increased $5.8 million. Book value per share declined to $14.38, down $.49 over the last three months.

The Company realized a first quarter net loss of $4.4 million, or ($0.34) per diluted share, versus $0.02 per diluted share during the same period in 2008. The net loss was primarily due to a $6.0 million increase in provision for loan losses in addition to a $1.3 million or 10.6% decrease in top-line revenue mostly attributable to the decline in interest rates. Top-line revenue is a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities available for sale and overnight investments were $110.0 million at March 31, 2009, a decrease of $5.0 million or 4.3% over that held at December 31, 2008.

Securities available for sale totaled $109.7 million, a decrease of $4.9 million from the level held at December 31, 2008. The Company had $3.3 million classified as held to maturity at March 31, 2009 and December 31, 2008. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at March 31, 2009 or December 31, 2008.

Loans

Total gross loans, including loans held for sale, totaled $1.3 billion at March 31, up $12.9 million or 1.0% for the first three months of 2009. Construction loans, largely secured by commercial real estate, totaled $280.2 million (21.8% of total loans) at March 31, 2009, down $38.4 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, increased by $31.1 million and also total 50.3% of total loans outstanding, while commercial and industrial loans climbed $2.9 million to approximately 9.5% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $181.0 million (14.0% of total loans), up $17.8 million from year-end. Consumer lines of credit and installment and other loans decreased $0.5 million (4.4% of total loans).

Asset quality

The Banks’ loan portfolios are subject to periodic reviews by our internal loan review department, our external loan review consultant and state and federal bank regulators. The Company’s nonperforming loans (nonaccrual and 90+ days past due) totaled $115.0 million at March 31, 2009, 8.93% of total loans outstanding, compared to $71.9 million at the end of 2008. Thirty-to-ninety day delinquent loans were $36.5 million or 2.83% of loans outstanding at March 31, 2009, an increase of $13.7 million in total loan delinquencies from December 31, 2008. There were $11.8 million in net charge-offs for the first three months of 2009, resulting in net charge-offs to average loans of 3.92%, an increase of 3.18% from the first three months of 2008. The increased level of nonperforming assets in 2009 is a result of a slowing economy and real estate market which is discussed further in Note 4 – Loans.

Deposits

Total deposits decreased $1.0 million or 0.1% during the first quarter of 2009 to $1.2 billion. Core deposits, which exclude all CDs, increased $4.8 million or 1% in the past 90 days, with the growth in money market and NOW accounts more than offsetting the decline in non interest bearing deposits. Certificate of deposit accounts decreased $5.8 million decline or 1.0% in the first three months of 2009.

The annualized average rate paid on total interest bearing deposits during the first three months of 2009 was 2.96%, a decrease of 105 basis points compared to the first quarter last year. This decrease resulted primarily from lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At March 31, 2009 borrowings totaled $214.5 million, an increase of $26.0 million compared to December 31, 2008. Total borrowings at March 31, 2009 consisted of $20.0 million of repurchase agreements, $60 million of other borrowings, $16.0 million of subordinated debt and $118.5 million of FHLB advances compared to $20.0 million of repurchase agreements, $16.0 million of subordinated debt and $152.5 million of FHLB advances, respectively, at the end of 2008. Other borrowings and FHLB advances include $45.0 million that mature daily. The maturities of all borrowings range from June 2009 through July 2017.

During March 2009, the company secured funding of $15.0 million at a rate of 0.25% and $45.0 million at a rate of 0.50% through the Federal Reserve’s Term Auction facility and Federal Reserve Overnight Discount Window, respectively.

Stockholders’ equity

Total stockholders’ equity was $186.3 million at March 31, 2009 a $3.6 million decrease since December 31, 2008. Book value per share was $14.38 at March 31 while the tangible book value per share was $9.39. The Company’s Tier 1 leverage ratio decreased 24 basis points to 7.62% at March 31, 2009 and is still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2009 Compared to First Quarter 2008

Consolidated net loss for the first quarter of 2009 totaled $4.4 million, a decrease of $4.6 million or 1976.8% compared to first quarter 2008. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) declined $1.3 million or 10.6%, primarily driven by the decline in interest rates.

The $1.3 million decrease in top-line revenue against a $79 thousand or 0.7% increase in noninterest expense resulted in an efficiency ratio for the quarter of 102.6%. The provision for loan losses increased $6.0 million compared to the same period last year.

Net interest income

Net interest income in the first quarter totaled $9.6 million, down $1.1 million or 10.6% less than the first quarter of 2008, the result of the 200 basis point reduction in rates over the twelve month period. The spread between the yield on earning assets and cost of interest-bearing liabilities declined 29 basis points when comparing first quarter 2009 versus first quarter 2008. The yield on earning assets decreased 130 basis points over the same period last year to 5.75%, with continued pressures from a declining rate environment as interest bearing liabilities repriced during the quarter resulted in a 100 basis point decrease in the cost of funds to 3.04%. Interest income was negatively impacted by approximately $1.1 million in first quarter 2009 due to interest that was reversed on loans that migrated to nonaccrual status.

Noninterest income

Noninterest income was $1.2 million in the first quarter of 2009, a $141 thousand or 10.9% decrease over the same quarter last year. This decrease was primarily the result of a decline in trust revenues. First quarter 2009 trust fees were $654,000 compared to $740,000 for the first quarter of the prior year. Over the past twelve months, assets under advice have increased $42.9 million or 9.0% to $522.5 million at March 31st. Service charges and other fee income decreased $22,000 over the first quarter of 2008 as a result of less late fee and other income. Additionally, gain on sale of assets declined $33,000 as a result of lower secondary market income and fixed asset dispositions.

Noninterest expense

Noninterest expense totaled $11.0 million for the first quarter of 2009 compared to $10.9 million for the comparable quarter last year. This increase reflected a 0.7% or $79 thousand increase compared to first quarter 2008. The primary increases occurred in occupancy and equipment-related expenses, advertising, regulatory assessments and repossession expenses associated with the other real estate owned properties. These increases were partially offset by decreases in personnel costs, office supplies and professional fees.

Provision and Allowance for Loan Losses

The real estate markets in the U.S. have deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses for many financial institutions. Many banks, including Bank of Florida, have taken steps to increase reserve levels in response to these changing market conditions. Negative trends in general economic conditions, as measured by items such as unemployment rate, home sales and inventory, consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan portfolio. The first quarter provision for loan losses was $6.7 million, up $6.0 million (874.2%) from first quarter 2008. At March 31, 2009, the loan loss allowance was 1.90% of total loans or 21.3% of the nonperforming loans. There were $11.8 million in net charge-offs in the first quarter of 2009, resulting in net charge-offs to average loans of 3.92%. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Florida markets.

There were $115.0 million in nonperforming loans at March 31, 2009 compared to $18.6 million at March 31, 2008. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Loans thirty to eighty-nine days delinquent increased to $36.5 million at March 31, 2009 from $20.4 million at March 31, 2008.

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

In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), other correspondent bank borrowings, national market funding sources, and contributions from the holding company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels, and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

The Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida – Southwest, Bank of Florida—Southeast and Bank of Florida – Tampa Bay may borrow up to 20%, 20% and 10%, respectively, of their outstanding assets. At March 31, 2009, the Company had $118.5 million in outstanding borrowings from the FHLB of its present $269.8 million line, and there was $162.1 million in other available lines from correspondents.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is currently liability sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate re-pricing as interest rates change in the market. During periods of rising rates, this results in decreased net interest income. The opposite occurs during periods of declining rates.

The Company entered into interest rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes the entering into the interest rate swaps helps manage the Company’s exposure variabilities in cash flows due to changes in the level of interest rates. It is the Company's objective to hedge the change in cash flows, and maintain coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilizes interest rate swaps as an asset/liability management strategy. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

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

The Company and subsidiary Banks were all considered well capitalized as of March 31, 2009. The Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio was 7.62%, 8.49% and 10.98%, respectively as of March 31, 2009 which are consistent with the Banks capital ratios.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2009, follows (in thousands):

Contract Amount
Standby letters of credit	$2,212
Undisbursed lines of credit	134,938
Commitments to extend credit	18,501

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe there have been no significant changes in our market risk exposure since December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Bank of Florida Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bank of Florida Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Bank of Florida Corporation concluded that, subject to the limitations noted below, Bank of Florida Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are designed to provide us with a reasonable assurance that the information required to be disclosed in reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2008.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the three months ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of Form 10-K filed with the SEC on March 9, 2009. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of Form 10-Q filed with the SEC on November 5, 2008. The exhibits which are denominated by an (f.) were previously filed as part of Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (h.) were previously filed as part of Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by an (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by an (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by an (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

i.4.5	Form of Stock Purchase Warrant A —2004 Offering

i.4.6	Form of Stock Purchase Warrant B —2004 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

a.10.2	Change in Control Agreement of Roy N. Hellwege effective January 1, 2009

a.10.3	Change in Control Agreement of Charles K. Cross effective January 1, 2009

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

a.10.7	Deferred Compensation Plan of Bank of Florida dated November 19, 2008

a.10.8	Change in Control Agreement of Julie W. Husler effective January 1, 2009

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

a.10.10	Change in Control Agreement of Christopher Willman effective January 1, 2009

a.10.11	Change in Control Agreement of John B. James effective January 1, 2009

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

e.10.13	Change in Control Agreement of John Klumpp dated August 1, 2008

e.10.14	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

a.10.15	Change in Control Agreement of Roberto Pelaez effective January 1, 2009

e.10.16	Change in Control Agreement of Charles Tipton dated August 1, 2008

e.10.17	Change in Control Agreement of Danny E. Morgan dated June 30, 2008

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

a.10.19	Amendment to Amended and Restated Employment Agreement of Michael L. McMullan dated December 15, 2008

a.10.20	Deferred Compensation Agreement of Tracy L. Keegan dated December 21, 2008

a.10.21	Deferred Compensation Agreement of John S. Chaperon dated December 21, 2008

a.10.22	Deferred Compensation Agreement of Roy N. Hellwege dated December 21, 2008

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: May 7, 2009	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2009	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer
(Principal Financial Officer)