Form 10-Q
period 2009-06-30
BANK OF FLORIDA CORP
filed 2009-08-07
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of the Registrant’s common stock, as of July 22, 2009 was 12,947,520 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

(In Thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$38,940	$47,064
Interest-bearing deposits due from other banks	233	561
Federal funds sold	—	313

Total cash and cash equivalents	39,173	47,938

Securities held to maturity	2,363	3,316
Securities available for sale	102,459	114,660

Loans held for investment	1,267,349	1,275,311
Less: Allowance for loan losses	24,778	29,533

Net loans held for investment	1,242,571	1,245,778

Restricted securities, Federal Home Loan Bank stock, at cost	8,467	9,246
Premises and equipment	28,248	29,501
Accrued interest receivable	4,656	4,990
Cash surrender value of life insurance	3,601	3,526
Deferred tax asset	8,611	9,277
Goodwill	61,960	61,960
Intangible asset	2,671	2,890
Foreclosed real estate, net	7,994	4,817
Other assets	16,105	11,114

TOTAL ASSETS	$1,528,879	$1,549,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$1,167,052	$1,166,282
Subordinated debt	16,000	16,000
Other borrowings	40,696	20,000
Federal home loan bank advances	118,466	152,474
Accrued interest payable	2,009	2,286
Accrued expenses and other liabilities	3,853	1,992

TOTAL LIABILITIES	1,348,076	1,359,034

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Series B Preferred stock, par value $.01 per share, 520 shares designated, 141 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,525	—
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,947,520 and 12,779,020 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	130	128
Additional paid-in capital	200,615	199,862
Restricted stock, 168,500 common shares	(559)	—
Accumulated deficit	(25,903)	(15,030)
Accumulated other comprehensive income	2,995	5,019

TOTAL STOCKHOLDERS’ EQUITY	180,803	189,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,528,879	$1,549,013

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six-Months Ended June 30, 2009 and 2008

(In Thousands, except share data, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$16,717	$19,634	$34,016	$39,827
Interest on securities and other	1,352	1,360	2,847	2,091

TOTAL INTEREST INCOME	18,069	20,994	36,863	41,918

INTEREST EXPENSE
Interest on deposits	7,127	7,822	14,814	16,131
Interest on Federal Home Loan Bank advances	1,375	1,629	2,740	3,242
Interest on subordinated debt	132	196	280	466

TOTAL INTEREST EXPENSE	8,634	9,647	17,834	19,839

NET INTEREST INCOME	9,435	11,347	19,029	22,079

PROVISION FOR LOAN LOSSES	9,764	1,585	16,457	2,273

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	(329)	9,762	2,572	19,806

NONINTEREST INCOME
Service charges and fees	560	491	1,033	985
Trust fees	574	679	1,228	1,418
Gain (loss) on sale of assets, net	191	(121)	220	(59)
Gain on sale of investment securities, net	1,351	—	1,351	—

TOTAL NONINTEREST INCOME	2,676	1,049	3,832	2,344

NONINTEREST EXPENSES
Salaries and employee benefits	5,460	5,327	10,671	10,822
Occupancy	1,888	1,707	3,657	3,427
Equipment rental, depreciation and maintenance	812	854	1,649	1,667
Data processing	749	581	1,334	1,152
Stationary, postage and office supplies	145	227	299	456
Professional fees	592	475	1,075	985
Advertising, marketing and public relations	123	124	341	311
Other	2,935	1,475	4,709	2,897

TOTAL NONINTEREST EXPENSES	12,704	10,770	23,735	21,717

(LOSS) INCOME BEFORE INCOME TAXES	(10,357)	41	(17,331)	433

Income taxes	(3,857)	37	(6,458)	196

NET (LOSS) INCOME	$(6,500)	$4	$(10,873)	$237

NET (LOSS) INCOME PER SHARE: BASIC	$(0.51)	$0.00	$(0.85)	$0.02

NET (LOSS) INCOME PER SHARE: DILUTED	$(0.51)	$0.00	$(0.85)	$0.02

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	12,779,020	12,779,020	12,779,020	12,779,020

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	12,779,020	12,779,020	12,779,020	12,779,020

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six-Months Ended June 30, 2009 (unaudited)

(In Thousands, except share and per share data)

					Additional Paid-In Capital	Restricted Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	12,779,020	$128	$199,862	—	$(15,030)	$5,019	$189,979

Net loss							(10,873)	—	(10,873)
Paid-in-capital from stock compensation expense	—	—	—	—	123	73	—	—	196

Preferred stock issued	141	3,525							3,525

Common stock issued	—	—	168,500	2	630	(632)	—	—	—
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	—	(826)	(826)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(1,198)	(1,198)

Balance, June 30, 2009	141	$3,525	12,947,520	$130	$200,615	$(559)	$(25,903)	$2,995	$180,803

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(6,500)	$4	$(10,873)	$237
Other comprehensive income:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period, net of income tax benefit of $1,110, $1,249, $722 and $1,115, respectively	(1,842)	(2,039)	(1,198)	(1,819)
Unrealized (losses) gains on interest rate swap:
Unrealized holding (losses) gains arising during the period, net of income taxes (benefit) of ($500), ($654), ($498), and $8, respectively	(829)	(1,068)	(826)	13

Comprehensive (loss) income	$(9,171)	$(3,103)	$(12,897)	$(1,569)

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2009 and 2008

(In Thousands)

	(unaudited) Six-Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,873)	$237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,571	1,542
Provision for loan losses	16,457	2,273
Accretion of deferred loan fees and costs, net	(213)	(675)
Amortization of premiums and discounts on investments, net	17	(58)
(Gain) loss on sale of assets, net	(1,334)	59
Originations of loans held for sale	(8,681)	(25,577)
Proceeds from sale of loans held for sale	8,694	37,181
Amortization of intangible assets	219	264
Decrease (Increase) in accrued interest receivable	334	469
Deferred income taxes	1,885	959
Increase in cash surrender value of bank-owned life insurance	(75)	(69)
(Increase) Decrease in other assets	(6,313)	(1,883)
Stock compensation expense	196	130
Decrease in accrued interest payable	(277)	(48)
Increase (Decrease) in accrued expenses and other liabilities	1,861	424

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,468	15,228

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(19,369)	(61,580)
Purchase of securities available for sale	(60,122)	(67,822)
Purchase of FHLB stock	(2,271)	(18,720)
Proceeds from sale of FHLB stock	3,050	17,924
Proceeds from sale of available for sale securities	53,992	—
Proceeds from maturing securities and principal payments on available for sale securities	18,461	10,430
Proceeds from sale of foreclosed real estate	3,361	1,494
Purchase of premises and equipment, net	(318)	(2,324)

NET CASH USED IN INVESTING ACTIVITIES	(3,216)	(120,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	770	75,292
Proceeds from other borrowings	511,620	20,000
Repayment of other borrowings	(490,924)	(250)
Proceeds from FHLB Advances	61,778	619,000
Repayment of FHLB Advances	(95,786)	(608,808)
Issuance of Series B preferred stock	3,525	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,017)	105,234

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS:	(8,765)	(136)
Beginning of period	47,938	17,388

End of period	$39,173	$17,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$18,111	$19,886

Income taxes	$—	$380

Noncash Transactions:
Unrealized holding loss on securities available-for-sale	$(1,198)	$(1,819)

Unrealized holding (loss) gain on derivatives	$(826)	$13

Decrease in Goodwill	$—	$(242)

Transfer of Loans to Other Real Estate Owned	$6,332	$554

Transfer of Loans to Loans Held for Sale	$—	$17,742

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida—Southwest, Bank of Florida—Southeast, and Bank of Florida—Tampa Bay (collectively referred to as the “Banks”), and Bank of Florida Trust Company (“Trust Company”). All significant intercompany balances and transactions have been eliminated. The Company operates in one reportable segment, Banking and Related Services.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six-month periods ended June 30, 2009 and 2008, the cash flows for the six months ended June 30, 2009 and 2008, and the stockholders’ equity for the six months ended June 30, 2009.

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Management has evaluated subsequent events for potential recognition or disclosure in the financial statements through August 7, 2009. The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2008 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2009 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2009 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation

The Company has a stock option plan which provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The exercise price of the stock options may not be less than the book value of common stock on the date the option is granted. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At June 30, 2009, there were 519,343 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended June 30, 2009 and 2008 was $53,000 and $60,000, respectively. The total fair value of shares vested and recognized as compensation expense for the six-months ended June 30, 2009 and 2008 was $121,000 and $130,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of June 30, 2009, the Company had 98,730 nonvested options outstanding and there was $648,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 15, 2013.

The Company has examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company determined the estimated useful life of options issued to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rates are based on U. S. Treasury notes in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividends payments.

The per share weighted-average fair value of stock options granted during the three and six months ended June 30, 2009 was $3.54 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected volatility	122.83%	59.83%	122.83%	57.63%

Risk free interest rate	3.29%	3.77%	3.29%	3.44%

Expected life	7 years	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Stock-based Compensation (Cont’d)

There were no options exercised in the six months ended June 30, 2009 and 2008. Stock option activity during the period was as follows (in thousands, except per share data):

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2008	617,671	$14.71
Granted	4,000	3.90
Exercised	—	—
Forfeited	(49,867)	14.19

Balance, June 30, 2009	571,804	$14.68	5.1 years	$—

Exercisable, June 30, 2009	473,074	$14.87	4.4 years	$—

The Company granted restricted stock for 176,500 shares to senior officers as of March 16, 2009. The stock may vest in installments or in total upon satisfaction of the stipulated conditions. If the restrictions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. All shares of restricted stock will be held by the Company until the restrictions are satisfied. The grants are divided into the following three categories: restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years and upon the Company’s achieving certain performance goals (63,000 shares) and restricted shares vesting over five years (82,000 shares). There were 168,500 nonvested shares of restricted stock as of June 30, 2009 and 8,000 shares of restricted stock were forfeited upon the cessation of one officer’s employment. Compensation expense totaling $61,000 and $73,000, or $3.75 per share, was recognized during the three and six months ended June 30, 2009 in connection with restricted stock.

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries. Of the 101,520 warrants granted in the second quarter, 73,440 were removed from the stock option plan. At June 30, 2009 and December 31, 2008 warrants to purchase 246,651 and 145,131 common shares, respectively, at an average exercise price of $8.21 and $11.52, respectively, were outstanding. All of the 246,651 warrants were fully vested at June 30, 2009. Compensation expense totaling $2,000 and $4,000 was recognized during the six months ended June 30, 2009 and 2008, respectively, in connection with certain of these warrants (in thousands, except per share data).

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE WARRANT PRICE PER SHARE
Balance December 31, 2008	145,131	$11.52
Granted	101,520	3.47
Exercised	—	—
Forfeited	—	—

Balance, June 30, 2009	246,651	$8.21

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier application prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management does not anticipate it will have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS no. 165 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly, emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3—Recent Accounting Pronouncements (Cont’d)

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP does not amend existing recognition and measurement guidance for other-than-temporary impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The adoption of FSP 115-2 and 124-2 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of 141(R)-1 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP No. 99-20-1 did not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (In thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At June 30, 2009
Available for sale securities:
Mortgage-backed securities	$100,825	$1,243	$(200)	$101,868
U.S. Treasury and government agency securities	609	3	(21)	591

Total securities available for sale	$101,434	$1,246	$(221)	$102,459

Securities held to maturity
U.S. Treasury and government agency securities	$25	$—	$—	$25
U.S. and political subdivisions	2,162	20	(71)	2,111
Equity securities	76	—	—	76
Collateralized debt securities	100	—	—	100

Total securities held to maturity	$2,363	$20	$(71)	$2,312

Total securities	$103,797	$1,266	$(292)	$104,771

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At December 31, 2008
Available for sale securities:
Mortgage-backed securities	$111,115	$2,932	$(2)	$114,045
U.S. Treasury and government agency securities	600	15	—	615

Total securities available for sale	$111,715	$2,947	$(2)	$114,660

Securities held to maturity—Other Bonds	$3,316	$11	$(187)	$3,140

Total securities	$115,031	$2,958	$(189)	$117,800

Proceeds from sales of securities available for sale for the six months ended June 30, 2009 totaled $53,992,000 and related gains on sale of $1,114,000 were recognized.

There were securities pledged with approximate market values of $23,316,000, $9,499,000, $1,708,000, $1,001,000, $100,000 and $10,000 as collateral to Citigroup Repo, collateral for Silverton Bank Fed Funds line, Internal Sweep Account, State of Florida, Federal Reserve and the US Trustee, respectively, as of June 30, 2009.

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

At June 30, 2009, there were twelve out of fifty three securities at a loss position. The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Securities (Cont’d)

Information pertaining to securities with gross unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (In thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities available for sale:
Mortgage-backed securities	$(200)	$15,247	$—	$—
U.S. Treasury and other U.S. agency obligations	(21)	456	—	—

Total securities available for sale	$(221)	$15,703	$—	$—

Securities held to maturity:
U.S. and political subdivisions	(30)	1,202	(41)	364

Total securities held to maturity	$(30)	$1,202	(41)	364

Total securities	$(251)	$16,905	$(41)	$364

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (In thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value

Securities available for sale—
Mortgage-backed securities	$(2)	$161

Securities held to maturity—Other Bonds	(187)	1,736

Total securities	$(189)	$1,897

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4—Securities (Cont’d)

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. As of June 30, 2009, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (In thousands):

	Amortized Cost	Fair Value
Securities available for sale:
Due less than one year	$109	$110
Due after ten years	500	481

Subtotal	609	591
Mortgage-backed securities	100,825	101,868

Totals	$101,434	$102,459

	Amortized Cost	Fair Value
Securities held to maturity:
Due less than one year	$25	$25
Due after one through five years	238	255
Due after five through ten years	125	118
Due after ten years	1,799	1,738

Subtotal	2,187	2,136
Collateralized debt & equity securities	176	176

Totals	$2,363	$2,312

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Loans

The composition of the loan portfolio at June 30, 2009 and December 31, 2008 is as follows (In thousands):

	June 30, 2009	December 31, 2008

Real estate:
Commercial real estate	$620,956	$576,486
Land and construction	280,544	318,607
One-to-four family residential	166,690	163,143
Multi-family	29,392	42,539

Total real estate loans	$1,097,582	$1,100,775
Commercial and industrial loans	112,804	118,883
Lines of credit	45,231	44,681
Consumer loans	13,169	12,646

Total gross loans held for investment	1,268,786	1,276,985
Less: allowance for loan losses	(24,778)	(29,533)
Less: deferred loan fees, net	(1,437)	(1,674)

Total loans held for investment, net	$1,242,571	$1,245,778

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

	June 30, 2009	December 31, 2008

Impaired loans without a valuation allowance	$71,296	$15,896
Impaired loans with a valuation allowance	59,316	65,555

Total impaired loans	$130,612	$81,451

Valuation allowance related to impaired loans	$11,436	$18,554
Total nonaccrual loans	$138,669	$71,853
Total foreclosed real estate	$7,994	$4,817
Total loans ninety days or more past due and still accruing	$2,282	$—

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due. Of the $116.0 total undisbursed lines of credit, there was approximately $1.9 million, or less than 2%, related to nonaccrual loans.

At June 30, 2009 the primary source of repayment with respect to $130.6 million of the impaired loans is sale of the related collateral.

The Company had $87.7 million and $19.4 million in loans that would be defined as troubled debt restructuring at June 30, 2009 and December 31, 2008, respectively. Of those amounts, $54.6 million and $12.4 million were accruing as of June 30, 2009 and December 31, 2008, respectively, as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest only period, reducing the interest rate to give borrower relief, or other modifications of terms that deviate from the original contract. There was $1.3 million in unfunded lines of credit related to troubled debt restructured loans at June 30, 2009.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Loans (Cont’d)

With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult. It is likely many of these loans will be extended and may be modified. Management is closely monitoring these loans and believes the loan loss allowance related to these loans is adequate at June 30, 2009.

The activity in the allowance for loan losses for June 30, 2009 and the year ended December 31, 2008 is as follows (In thousands):

	June 30, 2009	December 31, 2008
Balance at beginning of year	$29,533	$14,431
Provision charged to operations	16,501	24,327
Charge-offs	(21,270)	(9,297)
Recoveries	14	72

Balance at end of year	$24,778	$29,533

Of the $21.3 million in charge-offs during the first six months of 2009, approximately $14.6 million was specifically reserved for during the fourth quarter of 2008. These charge-offs were largely associated with collateral valuation adjustments made after obtaining appraisals. The loan loss allowance as a percentage of loans, excluding the $14.6 million taken to absorb impaired collateral, would have been approximately 3.07% in the second quarter, compared to 2.32% at the end of 2008.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—(Loss) Income Per Common Share

Basic (loss) income per share represents net (loss) income divided by the weighted-average number of common shares outstanding during the period. Dilutive (loss) income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing (loss) income per share for the three months ended June 30, 2009 and 2008 are summarized as follows (in thousands, except share data):

	For the three months ended June 30,
	2009			2008
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
(Loss) income available to common shareholders—basic	$(6,500)	12,779,020	$(0.51)	$4	12,779,020	$0.00
Dilutive effect of stock options outstanding		—			—
Dilutive effect of warrants outstanding		—			—

(Loss) income available to common shareholders—diluted	$(6,500)	12,779,020	$(0.51)	$4	12,779,020	$0.00

Components used in computing income per share for the six months ended June 30, 2009 and 2008 are summarized as follows (in thousands, except share data):

	For the six months ended June 30,
	2009			2008
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
(Loss) income available to common shareholders—basic	$(10,873)	12,779,020	$(0.85)	$237	12,779,020	$0.02
Dilutive effect of stock options outstanding		—			—
Dilutive effect of warrants outstanding		—			—

(Loss) income available to common shareholders—diluted	$(10,873)	12,779,020	$(0.85)	$237	12,779,020	$0.02

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6—(Loss) Income Per Common Share (Cont’d)

During the three and six months ended June 30, 2009 and 2008, certain stock options and warrants were excluded from diluted earnings per share calculations because the exercise price exceeded the fair value of the common stock as follows:

	Three-months ended June 30, 2009	Six-months ended June 30, 2009	Three-months ended June 30, 2008	Six-months ended June 30, 2008
Number of Shares	571,804	571,804	580,391	580,391
Weighted Average Exercise Price	$14.68	$14.68	$15.39	$15.39

Warrants	145,131	145,131	146,731	146,731
Weighted Average Exercise Price	$11.52	$11.52	$11.53	$11.53

Because the Company recorded a net loss for the three and six months ended June 30, 2009, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—Fair Values of Financial Instruments and Fair Value Measurements

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

Securities: For securities held to maturity and securities available for sale, fair value is based upon open-market quotes obtained from reputable third-party brokers.

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

Interest-rate swap: The interest-rate swap is recognized on the consolidated balance sheet at fair value. Fair value is based on accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—Fair Values of Financial Instruments and Fair Value Measurements (Cont’d)

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

The following tables present the estimates of fair value of financial instruments as of June 30, 2009 (In thousands):

	2009
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$39,173	$39,173
Securities held to maturity	2,363	2,312
Securities available for sale	102,459	102,459
Net loans held for investment	1,242,571	1,250,115
Restricted securities	8,467	8,467
Accrued interest receivable	4,656	4,656
Interest-rate swap	3,775	3,775
Financial liabilities:
Deposits	1,167,052	1,141,863
Subordinated debt	16,000	9,908
Other borrowings	40,696	42,060
Federal Home Loan Bank advances	118,466	125,370
Accrued interest payable	2,009	2,009
Off-balance-sheet financial instruments, other than interest-rate swap	—	—

The following tables present the estimates of fair value of financial instruments as of December 31, 2008 (In thousands):

	2008
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$47,938	$47,938
Securities held to maturity	3,316	3,140
Securities available for sale	114,660	114,660
Net loans held for investment	1,245,778	1,242,767
Restricted securities	9,246	9,246
Accrued interest receivable	4,990	4,990
Interest-rate swap	5,098	5,098
Financial liabilities:
Deposits	1,166,282	1,161,130
Subordinated debt	16,000	15,923
Other borrowings	20,000	21,844
Federal Home Loan Bank advances	152,474	159,674
Accrued interest payable	2,286	2,286
Off-balance-sheet financial instruments, other than interest-rate swap	—	—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7—Fair Values of Financial Instruments and Fair Value Measurements (Cont’d)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Fair Value Measurements 06/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Securities available for sale	$102,459	—	$102,459	—
Derivative assets	3,775	—	3,775	—

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral. Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

During the second quarter of 2009, the Bank recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and other real estate owned). For assets measured at fair value on a nonrecurring basis in the second quarter of 2009 that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the related individual assets at June 30, 2009 (in thousands):

	Fair Value Measurements 06/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Impaired loans	$81,094	—	$32,194	$48,900
Foreclosed real estate	7,994	—	—	7,994

Impaired loans had a carrying amount of $130,612,000 with a valuation allowance of $11,436,000 at June 30, 2009. Included in this balance were impaired loans with a carrying value of $49,518,000 at June 30, 2009 that were measured for impairment using Level 3 inputs and had fair value in excess of carrying value.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	June 30, 2009	December 31, 2008
Notional amount	$45,000	$45,000
Pay rate (Prime)	3.25%	3.25%
Receive rate	7.51%	7.51%
Maturity in years	4	4
Unrealized gain relating to interest-rate swaps	$3,775	$5,098

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

At June 30, 2009, the unrealized gain relating to the use of interest-rate swaps was recorded in other assets on the balance sheet.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9—Other Borrowings

During June 2009, the Company secured $15.0 million and $4.4 million in funding through the Federal Reserve’s Term Auction Facility and the Federal Reserve Overnight Discount Window, respectively.

Also during June 2009, the Company established the Corporate Sweep Program. Funds from customers, who participate in the sweep program and whose balances exceed a target balance, will be placed in a repurchase agreement with the Company. Repurchase agreements are collateralized borrowings and are, therefore, not FDIC insured. The Company pledges securities as collateral to secure its obligation to pay the amount due under the repurchase agreement. The client repurchase obligations mature daily and the associated interest rate fluctuates accordingly. In June 2009, the Company secured $1.3 million in funding through client repurchase agreements.

The following table provides the amount, interest rate and repurchase or maturity date of outstanding other borrowings at June 30, 2009 and December 31, 2008, respectively (In thousands):

	At June 30, 2009		At December 31, 2008
	Amount	Rate	Amount	Rate
Repurchase agreements; repurchase date 3/18/2013	$20,000	3.29%	$20,000	3.29%
Client repurchase agreements; daily maturity	1,280	2.00	—	—
Federal Reserve Term Auction Facility; matures 9/9/2009	15,000.25		—	—
Federal Reserve Discount Window Advances; daily maturity	4,416.50		—	—

NOTE 10—Stockholder’s Equity

During June 2009, the Company authorized the issuance and sale of up to 520 shares of Series B Preferred Stock, to accredited investors only. The Company issued 141 units of the Series B Preferred Stock for consideration of $3,525,000 at an offering price of $25,000 per unit. Each unit consists of one share of Series B Preferred Stock and one warrant to purchase shares of common stock.

The Preferred Stock is perpetual and nonvoting. Each share has a liquidation preference of $25,000 and pays a quarterly dividend of $625 per share. If the Company conducts any offering for sale of any newly issued securities, the holders of Preferred Stock shall have right to acquire such newly issued securities as part of such offering by converting shares of Preferred Stock into the offered securities. In any such conversion, each converted share of Preferred Stock shall be converted into an amount of securities with an offering price of $25,000. If the Company conducts an offering that results in proceeds of at least $30,000,000 prior to January 1, 2011 and a holder elects to not convert the holder’s shares of Preferred Stock in the offering, or if a change in control of the Company occurs, the Company will be obligated to redeem such shares of Preferred Stock at $25,000 per share. If such an offering is not completed by January 1, 2011, the Company shall have the right to redeem the shares of Preferred Stock at any time thereafter for $25,000 per share.

Each warrant issued during the quarter permits its holder to purchase 720 shares of Company common stock at $3.47 per share at any time during the ten year period commencing on issuance. The warrants are nontransferable.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

(Unaudited)

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
	(dollars in thousands, except per share data.)
Statement of Income Data:
Total interest income	$18,069	$18,793	$20,428	$20,980	$20,994
Total interest expense	8,634	9,198	10,639	10,059	9,647

Net interest income before provision for loan losses	9,435	9,595	9,789	10,921	11,347
Provision for loan losses	9,764	6,693	16,026	6,190	1,585

Net interest income after provision for loan losses	(329)	2,902	(6,237)	4,731	9,762
Noninterest income	2,676	1,155	1,195	1,162	1,049
Noninterest expense	12,704	11,031	10,951	11,388	10,770

Net income before tax	(10,357)	(6,974)	(15,993)	(5,495)	41
Income tax expense	(3,857)	(2,601)	(5,979)	(2,050)	37

Net income	$(6,500)	$(4,373)	(10,014)	(3,445)	$4

Share Data:
Basic income per share	$(0.51)	$(0.34)	$(0.78)	$(0.27)	$0.00
Diluted income per share	(0.51)	(0.34)	(0.78)	(0.27)	0.00
Weighted-average shares outstanding—basic	12,779,020	12,779,020	12,779,020	12,779,020	12,779,020
Weighted-average shares outstanding—diluted	12,779,020	12,779,020	12,779,020	12,779,020	12,779,020
Total shares outstanding	12,947,520	12,955,520	12,779,020	12,779,020	12,779,020
Book value per common share (period end)	13.69	14.38	14.87	15.39	15.45

Balance Sheet Data:
Total assets	$1,528,879	$1,570,255	1,549,013	$1,545,054	$1,414,689
Total cash and cash equivalents	39,173	56,322	47,938	90,759	17,252
Interest-earning assets	1,380,871	1,410,313	1,403,407	1,418,720	1,294,991
Investment securities	104,822	113,058	117,976	91,600	92,542
Loans	1,267,349	1,288,177	1,275,311	1,247,802	1,191,733
Allowance for loan losses	24,778	24,479	29,533	14,264	13,232
Intangible assets	64,631	64,738	64,850	64,968	65,091
Deposit accounts	1,167,052	1,165,267	1,166,282	1,199,705	1,012,408
Other borrowings	175,162	214,470	188,474	144,278	201,282
Stockholders’ equity	180,803	186,334	189,979	196,686	197,492

Performance Ratios:
Return on average assets	(1.71)%	(1.15)%	(2.65)%	(0.95)%	0.00%
Return on average common stockholders’ equity	(14.19)	(9.23)	(20.89)	(6.96)	0.01
Interest-rate spread during the period	2.89	2.71	3.01	2.90	3.11
Net interest margin	2.97	2.93	2.89	3.33	3.58
Efficiency ratio [1]	118.07	102.61	99.70	94.48	86.88

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.96%	1.90%	2.32%	1.14%	1.11%
Allowance for loan losses to nonperforming loans	17.58	21.28	41.10	49.08	54.56
Net charge-offs to average loans	3.29	3.92	0.26	1.72	0.40
Nonperforming assets to period end total assets	9.74	7.67	4.95	2.15	1.75

Capital and Liquidity Ratios:
Average equity to average assets	12.06%	12.46%	12.70%	13.66%	14.12%
Leverage (4.00% required minimum)	7.23	7.62	7.86	9.19	9.68

Risk-based capital:
Tier 1	8.18%	8.49%	8.64%	9.35%	10.17%
Total	10.68	10.98	11.12	11.59	12.47
Average loans held for investment to average deposits	99.21	104.04	103.84	112.45	116.29

Trust Assets Under Advice:
Total assets under advice	$630,657	$522,541	$494,633	$439,942	$475,890
Trust fee income	574	654	621	679	679
Trust fees as a % of average assets under advice (annualized)	0.36%	0.50%	0.50%	0.62%	0.57%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The primary market areas of the Company continue to show growth in population, but at a nominal pace in comparison to the past ten years. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida—Southwest), Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida—Southeast), and Hillsborough and Pinellas Counties in the Tampa Bay area (served by Bank of Florida—Tampa Bay). The continued population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

The allowance for loan losses is comprised of: (1) a component for individual loan impairment, and (2) a measure of collective loan impairment. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, historical bank experience, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Larger impaired credits that are measured for impairment have been defined to include loans classified as substandard and on nonaccrual or doubtful risk grades where the borrower relationship is greater than $150,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Loans that are not measured individually for impairment are measured collectively and include commercial real estate loans that are performing and large groups of smaller balance homogeneous loans evaluated based on historical loss experience adjusted for qualitative factors.

EXECUTIVE SUMMARY

Total assets were $1.5 billion at June 30, 2009, down $20.1 million or 1.3% from December 31, 2008, as a result of loan contraction, security sales and a decline in cash and due from banks. Loans declined $8.0 million or .6% during the first six months of this year and investments securities decreased $13.2 million or 11.1%, and cash and noninterest bearing deposits due from banks declined $8.1 million or 17.3% to $38.9 million. Total deposits increased $770 thousand to $1.2 billion. Total core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100, increased $19.6 million. Book value per share declined to $13.69, down $1.18 over the last six months.

The Company realized a second quarter net loss of $6.5 million, or ($0.51) per diluted share, versus $0.00 per diluted share during the same period in 2008. The net loss was primarily due to an $8.2 million increase in provision for loan losses in addition to a $1.6 million or 13.2% decrease in top-line revenue mostly attributable to the decline in interest rates. Top-line revenue is a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses. Net interest margin decreased 61 basis points from second quarter 2008 to 2.97%.

ANALYSIS OF FINANCIAL CONDITION

Investment securities and overnight investments

Total investment securities available for sale and overnight investments were $102.5 million at June 30, 2009, a decrease of $12.5 million or 10.9% over that held at December 31, 2008.

Securities available for sale totaled $102.5 million, a decrease of $12.2 million from the level held at December 31, 2008. The Company had $2.4 million and $3.3 million classified as held to maturity at June 30, 2009 and December 31, 2008, respectively. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at June 30, 2009 or December 31, 2008. Additional details related to the securities portfolio can be found in Note 4—Securities.

Loans

Total gross loans, including loans held for sale, totaled $1.3 billion at June 30, 2009, down $8.0 million or 0.6% for the first six months of 2009. Construction loans, largely secured by commercial real estate, totaled $280.5 million (22.1% of total loans) at June 30, 2009, down $38.1 million since the end of last year. Commercial real estate loans, including multi-family dwellings, but excluding those in construction, increased by $31.3 million and also total 51.2% of total loans outstanding, while commercial and industrial loans declined $6.1 million to approximately 8.9% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $166.7 million (13.1% of total loans), up $3.5 million from year-end. Consumer lines of credit and installment and other loans increased by $1.1 million (4.7% of total loans).

Asset quality

The Banks’ loan portfolios are subject to periodic reviews by our internal loan review department, our external loan review consultant and state and federal bank regulators. The Company’s nonperforming loans (nonaccrual and 90+ days past due) totaled $141.0 million at June 30, 2009 or 11.12% of total loans outstanding, compared to $71.9 million at the end of 2008. Thirty-to-ninety day delinquent loans were $23.3 million or 1.84% of loans outstanding at June 30, 2009, an increase of $595 thousand in total loan delinquencies from December 31, 2008. There were $21.3 million in net charge-offs for the first six months of 2009, resulting in net charge-offs to average loans of 3.61%, an increase of 3.04% from the first six months of 2008. The increased level of nonperforming assets in 2009 is a result of a slowing economy and real estate market which is discussed further in Note 5—Loans.

Deposits

Total deposits rose $770 thousand or 0.07% during the first six months of 2009 to $1.2 billion. Core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100, increased $19.6 million or 2.8% in the past 90 days, with the growth in money market, NOW, and retail CDAR’s accounts more than offsetting the decline in non interest bearing deposits. Non-core deposit accounts decreased $18.9 million or 4.2% in the first six months of 2009.

The annualized average rate paid on total interest bearing deposits during the first six months of 2009 was 2.83%, a decrease of 91 basis points compared to the first six months last year. This decrease resulted primarily from the lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At June 30, 2009 borrowings totaled $175.2 million, a decrease of $13.3 million compared to December 31, 2008. Total borrowings at June 30, 2009, consisted of $21.3 million of repurchase agreements, $19.4 million of other borrowings, $16.0 million of subordinated debt and $118.5 million of FHLB Advances compared to $20.0 million of repurchase agreements, $16.0 million of subordinated debt and $152.5 million of FHLB advances, respectively, at the end of 2008. Other borrowings and FHLB advances include $4.4 million that mature daily. The maturities of all borrowings range from September 2009 through July 2017.

During June 2009, the company secured funding of $15.0 million at a rate of 0.25%, $4.4 million at a rate of 0.50%, and $1.3 million at a rate of 2.00% through the Federal Reserve’s Term Auction facility, the Federal Reserve Discount Window and Customer repurchase agreements. Note 9—Other Borrowings provides additional information regarding the Company’s outstanding other borrowings.

Stockholders’ equity

Total stockholders’ equity was $180.8 million at June 30, 2009, a $9.2 million decrease since December 31, 2008. Book value per share was $13.69 at June 30 while the tangible book value per share was $8.70. The Company’s Tier 1 leverage ratio decreased 63 basis points to 7.23% at June 30, 2009 from 7.86% at December 31, 2008 and is still well above the minimum for bank holding companies of 4.0%.

ANALYSIS OF RESULTS OF OPERATIONS

Second Quarter 2009 Compared to Second Quarter 2008

Consolidated net loss for the second quarter of 2009 totaled $6.5 million, a decrease in net earnings of $6.5 million compared to second quarter 2008. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) declined $1.6 million or 13.2%, primarily driven by the decline in interest rates.

The $1.6 million decrease in top-line revenue against a $1.9 million or 18.0% increase in noninterest expense resulted in an efficiency ratio for the quarter of 118.1%. The increase in noninterest expense relates to regulatory assessments, repossession expenses, other losses, occupancy costs, and data processing. The provision for loan losses increased $8.2 million compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income in the second quarter totaled $9.4 million, down 1.9 million or 16.9% less than the second quarter of 2008, the result of a 175 basis point reduction in rates over the twelve month period. The spread between the yield on earning assets and cost of interest-bearing liabilities declined 22 basis points when comparing second quarter 2009 versus second quarter 2008. The yield on earning assets decreased 93 basis points over the same period last year to 5.69%, with continued pressures from a declining rate environment as interest bearing liabilities re-priced during the quarter resulted in a 71 basis point decrease in the cost of funds to 2.80%. Interest income was negatively impacted by approximately $731 thousand in second quarter 2009 due to interest that was reversed on loans that migrated to nonaccrual status.

Noninterest income

Noninterest income was $2.7 million in the second quarter, a $1.6 million increase over the second quarter 2008. Gain on sale of assets increased $1.7 million compared to the second quarter of the prior year primarily as a result of sales of securities ($1.3 million), foreclosed property sales ($184,000), fixed asset dispositions ($135,000) and lower secondary market income ($9,000). Second quarter 2009 trust fees were $574,000 compared to $679,000 for the second quarter of the prior year due to the decline in market values and the shift from equities into cash and bonds, producing lower income streams. Over the past twelve months, assets under advice have increased $154.8 million or 32.5% to $630.7 million at June 30th. Service charges and other fee income increased $69,000 over the second quarter of 2008 as a result of greater service charge income.

Noninterest expense

Noninterest expense totaled $12.7 million for the second quarter of 2009 compared to $10.8 million for the comparable quarter last year. Approximately $787,000 of the increase is explained by an increase in regulatory assessments primarily related to the FDIC’s special assessment. Other increases occurred in repossession expenses ($395,000) reflecting an increase in foreclosed properties, other losses ($329,000) primarily due to the writeoff of Silverton Bank stock, occupancy and equipment ($181,000), data processing ($168,000), salaries and benefits ($133,000) and professional fees ($117,000).

Provision and Allowance for Loan Losses

The real estate markets in the U.S. have deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses for many financial institutions. Many banks, including Bank of Florida, have taken steps to increase reserve levels in response to these changing market conditions. Negative trends in general economic conditions, as measured by items such as unemployment rate, home sales and inventory, consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan portfolio. The second quarter provision for loan losses was $9.8 million, an increase of $8.2 million (516%) from second quarter 2008. At June 30, 2009, the loan loss allowance was 1.96% of total loans or 17.58% of the nonperforming loans. There were $9.5 million in net chargeoffs in the second quarter of 2009, resulting in net chargeoffs to average loans of 3.29%. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Florida markets.

There were $141.0 million in nonperforming loans at June 30, 2009 compared to $24.3 million at June 30, 2008. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Loans thirty to eighty-nine days delinquent increased to $23.3 million at June 30, 2009 from $13.9 million at June 30, 2008.

Six-months Ended June 30, 2009 Compared to Six-months Ended June 30, 2008

Consolidated net loss for the first half of 2009 totaled $10.8 million, a decrease in net earnings of $11.1 million or 4687.8% than the same time last year. Top-line revenue decreased $2.9 million or 11.9%, primarily driven by $3.1 million less net interest income, the result of the decline in interest rates.

The $2.9 million decrease in top-line revenue against a $2.0 million or 9.3% increase in noninterest expense resulted in an efficiency ratio of 110.3% for the first half of the year. The majority of the expense increase relates to regulatory assessments, repossession expenses, other losses, occupancy, insurance and professional fees. The provision for loan losses increased $14.2 million or 624% compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income for the first half of 2009 totaled $19.0 million, down $3.1 million or 13.8% less than the first six months of 2008, primarily due to the reduction in interest rates year over year. The spread between the yield on interest earning assets and cost of interest-bearing liabilities declined 26 basis points when comparing the six months ended June 30, 2009 to six months ended June 30, 2008. Yield on interest earning assets decreased 110 basis points to 5.72% while cost of funds decreased 84 basis to 2.92% due to the continued pressures from a declining rate environment. Interest income was negatively impacted by approximately $1.8 million in the first six months of 2009 due to interest that was reversed on loans that migrated to nonaccrual status.

Noninterest income

Noninterest income was $3.8 million in the first six months of 2009, a $1.5 million or 63.5% increase over the comparable period of 2008. Gain on sale of assets increased $1.6 million as a result of sales of securities ($1.3 million), foreclosed property sales ($180,000), fixed asset dispositions ($159,000) and lower secondary market income ($61,000). Trust fees declined $190,000 compared to the first six months of 2008 due to the decline in market values and investors’ shift from equities into cash and bonds which produce lower revenue streams. Assets under advice increased $154.8 million to $630.7 million at June 30th. Service charges and other fee income increased $48,000 over the first six months of 2008 as a result of greater service charge income.

Noninterest expense

Noninterest expense totaled $23.7 million for the first six months of 2009, an increase of 9.3% or $2.0 million compared to the same period of 2008. Approximately $864,000 of the increase is explained by regulatory assessments driven by the FDIC special assessment. Other increases occurred in the areas of repossession expenses ($626,000) related to the increase in foreclosed property, other losses ($341,000) primarily related to the writeoff of Silverton Bank stock, occupancy ($230,000) related to building lease expenses, and data processing ($182,000).

Provision and Allowance for Loan Losses

The provision for loan losses for the first six months of 2009 was $16.5 million, up $14.2 million (624.0%) from the same period last year. This increase was necessitated primarily by an increased level of net charge-offs due to the continued weakness in real estate values. There were $21.3 million in net charge-offs during the first six months of 2009, resulting in a ratio of net charge-offs to average loans of 3.61% compared to 0.57% net charge-offs for the first half of 2008. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Florida markets.

There were $141.0 million in nonperforming loans at June 30, 2009 compared to $24.3 million at June 30, 2008. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Loans thirty to eighty-nine days delinquent increased to $23.3 million at June 30, 2009 from $13.9 million at June 30, 2008.

ALLOWANCE FOR LOAN LOSSES

The Board of Directors of each Bank is responsible for overseeing the establishment of an appropriate level of the Allowance for Loan and Lease Losses in compliance with Generally Accepted Accounting Principals. An evaluation of the level of allowance for loan losses is performed on a recurring basis, and at least quarterly.

Homogenous Loan Pools

In April 2009, the Banks established general reserve allocations as a percentage of loans for homogeneous pools of loans where each category demonstrates similar risk characteristics. The reserve metrics will be monitored and adjusted for adequacy on a quarterly basis.

FAS 5 Homogeneous Loan Pool	2008 All Banks	2009 BOF-Southwest	2009 BOF-Southeast	2009 BOF-Tampa Bay
Residential Land & Construction	1.30%	3.65%	1.65%	1.40%
Land & Construction	1.30%	2.20%	1.90%	1.45%
Home Equity Loans (Lines on 1-4 Family)	1.00%	2.10%	1.65%	0.80%
1-4 Family Non Revolving	0.70%	1.10%	1.45%	0.75%
Multifamily	0.70%	0.65%	0.55%	0.55%
Commercial Real Estate Owner Occupied	0.75%	0.75%	0.80%	0.60%
Commercial Real Estate Non-Owner Occupied	0.80%	0.95%	0.95%	0.75%
Commercial Non Real Estate Secured	1.00%	2.00%	0.90%	0.85%
Consumer and Other Loans	1.50%	1.70%	1.05%	0.80%

The Banks have derived loss rates for each loan category to determine the appropriate level of funding for each loan segment. The analysis includes the Banks’ actual loan losses and delinquencies over a three-year period, adjusted for the Banks’ best estimates of the impact of economic trends, changes in key personnel, loan policy changes, delinquency history, and other qualitative factors. In reviewing the trends in delinquencies and impaired loans, as well as the level of, and trends in, charge-offs and recoveries, the Banks are of the opinion that the current loan loss rates are appropriate and warranted.

Economic Outlook

The Banks also consider the impact of national and local economic trends and conditions. Each Bank’s primary market territory continues to show growth in population, but at a nominal pace in comparison to the past ten years. Florida’s unemployment rate, while normally below the national average, is now close to the national average. The residential and condominium market continues to show signs of deterioration, as home sales have declined in both frequency and median price. In addition, commercial activity in the Banks’ primary market areas have shown signs of weakening as vacancy percentages have begun to increase while many new projects continue to be brought on line.

According to Econ South’s 4th Quarter 2008 “The Southeastern Economy in 2009,” declining energy prices in the fall of 2008 offered workers and employers some relief in the form of lower travel and input costs. Because of the uncertain economic outlook, many businesses are hesitant to hire or make new investments. Seasonal hiring is expected to be soft this winter. The surge in initial and continuing unemployment claims late in 2008 is a sign that the jobless will continue to have difficulty finding work in 2009.

Although the labor markets felt a pinch from this year’s financial crisis, the full impact on employment is likely yet to come. Moody’s Economy.com forecasts that employment in Southeastern states will continue to decline through part of 2009. Recovery in the labor market will be a key to the region’s economic outlook in 2009. Even as credit markets ease and confidence is restored, jobs must be restored for consumer spending and economic growth to improve. As unemployment continues to trend upward, the confidence level of the average Floridian has declined over the past three years.

In 2008, following two years of weak growth, employment in the Southeast declined for the first time in five years as a result of troubled financial markets and a weak economy. Collectively, the Southeastern states lost more than 235,000 net jobs in 2008 through the third quarter, according to data from the U.S. Department of Labor. The rate of job loss is currently the same as that experienced during the 2001 recession.

As the construction sector slumped, Florida was one the largest contributors to the region’s job losses in 2008. By the fall of 2008, employment in Florida’s construction sector hit its lowest level since 1991. Through the third quarter of 2008, Florida lost more than 130,000 jobs, a sharp contrast to the 277,000 jobs the state gained in 2005 before employment growth began to decline. Even more troubling, job losses became pronounced throughout the Southeast in 2008, with most states in the region losing jobs. The following table illustrates unemployment rates in our markets as of December 31 for each of the years listed:

Group	2008	2007	2006	2005
National	7.10%	4.80%	4.30%	4.60%
Florida	7.80%	4.40%	3.00%	3.10%
Collier County	8.10%	4.70%	2.50%	2.60%
Lee County	10.00%	5.70%	2.70%	2.50%
Broward County	6.80%	4.00%	2.70%	3.00%
Dade County	7.00%	3.90%	3.50%	3.80%
Palm Beach County	7.80%	4.60%	3.10%	3.30%
Hillsborough County	7.80%	4.40%	2.90%	3.00%
Pinellas County	8.00%	4.40%	2.80%	3.10%

As illustrated in the table above, Lee County continues to experience one of the highest unemployment rates in the state due to the heavy reliance of real estate activity for employment and lack of industry as compared to Florida’s larger markets.

National Employment Statistics (compiled from the Bureau of Labor Statistics)

In February 2009, national payroll employment fell by 651,000. The declines in the prior two months were also revised further downward to similar levels. Adjusting for the size of the labor force, this rate of decline is about on par with the loss rate at the worst portion of 1982. The unemployment rate jumped half a percentage point to 8.1 percent, a level last seen in 1983.

Payroll declines over the month were wide spread across the economy with only the health/education sector and government employment adding to payrolls. The largest losses were in manufacturing (168,000) and professional/business services (180,000). About half of the latter was due to losses in temporary employment services. This subcategory is usually a leading indicator of future total employment changes.

Consumer Price Index

The Consumer Price Index, a measure of inflation, reported a decline in December 2008 for the third straight month, capping off the worst year for spending since 1961. Consumer spending historically accounts for more than two-thirds of the nation’s gross domestic product. Half of December’s consumer spending declines was due to falling prices as inflation continues to moderate, especially on falling oil and gas prices. Spending for the full year rose just 3.6%, the lowest increase in 47 years.

The national savings rate is trending upward, reaching 2.9% of income in the fourth quarter of 2008, the highest in seven years. Consumers received two income windfalls in 2008, the tax rebates in the second quarter and the boost in buying power from the plunge in energy prices last quarter. The corresponding spikes in the savings rate suggest they saved most of both.

The Consumer Confidence Index fell to 37.7 in January 2009, an all-time low going back to the index’s inception in 1967. The index is designed to gauge the relative financial health, spending power and confidence of the average consumer by surveying 5,000 American households. The results show that U.S. consumers remain very guarded about their spending decisions, even with some macro-economic trends moving in their favor, such as lower gas prices.

Florida Real Estate Outlook

The general investment outlook for Florida real estate, though still mixed, edged downward, according to the University of Florida Bergstrom Center for Real Estate Studies. Though new home prices are anticipated to decline, the expectation for absorption is for no change. The outlook for single family development remains mixed but positive, while the outlook for condo development, perhaps surprisingly, remains mixed but neutral. While the outlook for market rate apartments weakened in every respect, it still remained positive for occupancy and investment outlook.

The outlook for all rental rates was for sub-inflation rate growth or decline, and the expectation became more pessimistic for all property types. The outlook for occupancy is for declines in all property types except market rent apartments, with the outlook generally having declined from last quarter. Cap rates reached their lowest levels in three years, despite declining interest rates. This is a strong indication of perceived growing long term investment risk. Local economic conditions, from a historical perspective, continue to deteriorate and may be deemed the worst in the United States since the 1930’s. With increased unemployment, the “credit crunch”, decreased housing prices, increased commercial vacancy, and inflation all representing challenges within the Bank’s markets.

The vacancy rate of commercial properties in the seven counties within the Bank’s footprint, have all experienced increases in vacancy rates from approximately 3% to 4% in March 2006 to between 7% and 9% in December 2008.

Weakness in the regional housing markets is expected to persist in 2009, particularly in light of tighter lending standards and rising foreclosure rates. Florida inventory levels will remain high, particularly in the condominium market as buildings are completed and added to the already growing inventory numbers. Across the southeast, foreclosures are expected to add to available inventory and hold down housing prices. An optimistic forecast would be declines in housing activity for the southeast continuing until middle to late 2009, with a subdued recovery coming afterward. However, weak housing demand may persist beyond middle to late 2009, especially if some borrowers lack access to affordable credit. The full extent of the impact of foreclosures on housing prices and housing wealth is also uncertain based on most economic reports.

Three Year Delinquency and Non-Accrual Loans

The last three years of past due and non-accrual history for Bank of Florida has generally been favorable in comparison to that of market peers, with the exception of 2008. Increases were noted in all loan categories (Land and Construction, Residential and Consumer, and Commercial/CRE) for past due and non-accrual loans. The majority of the past dues and non-accruals were concentrated within the Southwest Florida portfolio, since the Lee County market has taken the hardest economic hit within the footprint.

Year	BOFL-SW	UBPR PEER	BOFL-SE	UBPR PEER	BOFL-TB	UBPR PEER
2008	9.26%	3.59%	5.80%	3.59%	5.53%	3.63%
2007	2.67%	2.22%	0.31%	2.22%	0.20%	1.53%
2006	0.07%	1.42%	0.26%	0.97%	1.29%	0.70%

Uniform Bank Performance Report—% Total P/D LN & LS including Nonaccrual

Three Year Changes in Charge-Offs and Recoveries

The loss experience for the Banks for the past three years has been very minimal and below peers, with the exception of the Southwest Florida market in 2008. The losses in land and construction, as well as residential and consumer loans, are primarily related to residential non-owner occupied properties.

Year	BOFL-SW	UBPR PEER	BOFL-SE	UBPR PEER	BOFL-TB	UBPR PEER
2008	1.32%	0.49%	0.30%	0.49%	0.15%	0.46%
2007	0.08%	0.18%	0.00%	0.18%	0.00%	0.12%
2006	0.05%	0.11%	0.08%	0.14%	0.00%	0.04%

Uniform Bank Performance Report—Net Loss to Average Total LN & LS

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

In addition to deposits within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, borrowings from the Federal Home Loan Bank (FHLB), other correspondent bank borrowings, national market funding sources, and contributions from the Holding Company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

The Company’s banking subsidiaries are members of the Federal Home Loan Bank and, subject to certain collateral verification requirements, Bank of Florida—Southwest, Bank of Florida—Southeast and Bank of Florida—Tampa Bay may borrow up to 20%, 20% and 10%, respectively, of their outstanding assets. At June 30, 2009, the Company had $118.5 million in outstanding borrowings from the FHLB of its present $205.9 million line, and there was $133.6 million in other available lines from correspondents.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is liability sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate re-pricing as interest rates change in the market. During periods of rising rates, this results in decreased net interest income. The opposite occurs during periods of declining rates.

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

During second quarter, as part of the on-going initiative to support capital levels, insiders of the Company and other accredited investors placed $4.1 million in the Company which contributed to the improvement of capital at the bank level. The Company and subsidiary Banks were all considered well capitalized as of June 30, 2009. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio were 7.23%, 8.18% and 10.68%, respectively as of June 30, 2009, which are consistent with the Banks capital ratios.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2009, follows (In thousands):

Contract Amount
Standby letters of credit	$3,725
Undisbursed lines of credit	$116,030
Commitments to extend credit	$15,613

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2008.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the six months ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II.—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various legal proceedings arising in the ordinary course of business. Management believes that the ultimate aggregate liabilities arising form these proceedings, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2009, the Company held its Annual Meeting of shareholders at which the following proposals were considered and acted upon:

PROPOSAL I—Election of the following directors, each for a one-year term:

Director	Votes For:	Votes Withheld:
Donald R. Barber	9,988,523	179,772
Joe B. Cox	10,033,306	134,989
Bradford G. Douglas	9,152,955	1,015,340
John B. James	9,986,828	181,467
LaVonne Johnson	9,905,423	262,872
Edward Kaloust	10,051,948	116,347
Michael L. McMullan	10,000,907	167,388
Edward A. Morton	10,039,034	129,261
Pierce T. Neese	10,035,569	132,726
Michael T. Putziger	10,025,424	142,871
Ramon A. Rodriguez	10,018,811	149,484
L. Francis Rooney, III	9,158,578	1,009,717
Terry W. Stiles	10,027,834	140,461

PROPOSAL II—The amendment of the 2006 Stock Compensation Plan:

For	Against	Abstain
6,817,478	967,871	101,899

PROPOSAL III—Adjournment of the annual meeting to solicit additional proxies in the event there are not sufficient votes to approve any one or more of the above Proposals:

For	Against	Abstain
8,997,347	950,128	219,820

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of Form 10-K filed with the SEC on March 9, 2009. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by an (e.) were previously filed as a part of Form 10-Q filed with the SEC on November 5, 2008. The exhibits which are denominated by an (f.) were previously filed as part of Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g.) were previously filed as part of Form 8-K filed on July 2, 2009. The exhibits which are denominated by a (h.) were previously filed as part of Form 10-Q filed on November 9, 2007. The exhibits which are denominated by an (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by an (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by an (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by an (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by an (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit
j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

g.3.4	Articles of Amendment to Articles of Incorporation dated June 26, 2009

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant—1999 Offering

g.4.4	Specimen Series B Preferred Stock Certificate

i.4.5	Form of Stock Purchase Warrant A—2004 Offering

i.4.6	Form of Stock Purchase Warrant B—2004 Offering

g.4.7	Form of Warrant—2009 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

a.10.2	Change in Control Agreement of Roy N. Hellwege effective January 1, 2009

a.10.3	Change in Control Agreement of Charles K. Cross effective January 1, 2009

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

d.10.6	Employment Agreement of Craig D. Sherman dated May 3, 1999

f.10.6.1	Amendment to Employment Agreement of Craig Sherman dated July 30, 2001

a.10.7	Deferred Compensation Plan of Bank of Florida dated November 19, 2008

a.10.8	Change in Control Agreement of Julie W. Husler effective January 1, 2009

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

a.10.10	Change in Control Agreement of Christopher Willman effective January 1, 2009

a.10.11	Change in Control Agreement of John B. James effective January 1, 2009

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

e.10.13	Change in Control Agreement of John Klumpp dated August 1, 2008

e.10.14	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

a.10.15	Change in Control Agreement of Roberto Pelaez effective January 1, 2009

e.10.16	Change in Control Agreement of Charles Tipton dated August 1, 2008

e.10.17	Change in Control Agreement of Danny E. Morgan dated June 30, 2008

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

a.10.19	Amendment to Amended and Restated Employment Agreement of Michael L. McMullan dated December 15, 2008

a.10.20	Deferred Compensation Agreement of Tracy L. Keegan dated December 21, 2008

a.10.21	Deferred Compensation Agreement of John S. Chaperon dated December 21, 2008

a.10.22	Deferred Compensation Agreement of Roy N. Hellwege dated December 21, 2008

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: August 7, 2009	By:	/s/ Michael L. McMullan
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2009	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial Officer)