Form 10-Q
period 2009-09-30
BANK OF FLORIDA CORP
filed 2009-11-02
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Commission File Number 000-50091

BANK OF FLORIDA CORPORATION

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, as of October 30, 2009 was 12,800,398 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Certain statements made herein are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements.

Words such as “may,” “will,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “assume,” “indicate,” “continue,” “target,” “goal,” and similar words or expressions of the future are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements.

Forward-looking statements may not be realized due to factors that include, but are not limited to:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•

legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverages;

•	changes in regulatory requirements specifically applicable to us, including enforcement actions and the effects of new FDIC policy statements;

•	changes in accounting policies, rules and practices;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and other interest sensitive assets and liabilities;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events, including hurricanes, storms and flooding, that may affect general economic conditions;

•

the failure of assumptions and estimates and differences in and changes to economic, market and credit concentrations, including borrowers’ credit risks and payment behaviors from those used in our reviews of our loan portfolio and our loan portfolio stress test;

•

the risk that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock and/or other transfers of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein.

All written and oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date hereof, or after the respective dates on which such statements otherwise are made.

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$74,836	$47,064
Interest-bearing deposits due from other banks	281	561
Federal funds sold	—	313

Total cash and cash equivalents	75,117	47,938

Securities held to maturity	2,187	3,316
Securities available for sale	102,763	114,660

Loans held for sale	172	—

Loans held for investment	1,253,085	1,275,311
Less: Allowance for loan losses	38,002	29,533

Net loans held for investment	1,215,083	1,245,778

Restricted securities, at cost	8,643	9,246
Premises and equipment	27,776	29,501
Accrued interest receivable	5,245	4,990
Cash surrender value of life insurance	3,638	3,526
Deferred tax asset	13,531	9,277
Goodwill	—	61,960
Intangible asset	2,569	2,890
Foreclosed real estate, net	10,497	4,817
Other assets	20,787	11,114

TOTAL ASSETS	$1,488,008	$1,549,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,223,369	$1,166,282
Subordinated debt	16,000	16,000
Other borrowings	21,908	20,000
Federal Home Loan Bank advances	118,461	152,474
Accrued interest payable	1,973	2,286
Accrued expenses and other liabilities	2,414	1,992

TOTAL LIABILITIES	1,384,125	1,359,034

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, 50,000 shares designated, no shares issued or outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Series B Preferred stock, par value $.01 per share, 520 shares designated, 172 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,300	—
Undesignated Preferred stock, par value $.01 per share, 9,949,480 shares authorized, no shares issued and outstanding at September 30, 2009 and 949,480 shares authorized, no shares issued and outstanding at December 31, 2008, respectively	—	—
Common stock, par value $.01 per share, 100,000,000 shares authorized, 12,968,898 shares issued and outstanding at September 30, 2009 and 20,000,000 shares authorized, 12,779,020 shares issued and outstanding at December 31, 2008, respectively	130	128
Additional paid-in capital	200,746	199,862
Restricted stock, 168,500 common shares	(498)	—
Accumulated deficit	(103,983)	(15,030)
Accumulated other comprehensive income	3,188	5,019

TOTAL STOCKHOLDERS’ EQUITY	103,883	189,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,488,008	$1,549,013

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Months Ended September 30, 2009 and 2008

(In thousands, except share and per share data, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$16,693	$19,654	$50,709	$59,481
Interest on securities and other	1,240	1,326	4,087	3,418

TOTAL INTEREST INCOME	17,933	20,980	54,796	62,899

INTEREST EXPENSE
Interest on deposits	6,886	8,360	21,700	24,491
Interest on Federal Home Loan Bank advances and other borrowings	1,384	1,529	4,124	4,741
Interest on subordinated debt	109	170	388	665

TOTAL INTEREST EXPENSE	8,379	10,059	26,212	29,897

NET INTEREST INCOME	9,554	10,921	28,584	33,002

PROVISION FOR LOAN LOSSES	25,719	6,190	42,176	8,463

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(16,165)	4,731	(13,592)	24,539

NONINTEREST INCOME
Service charges and fees	911	464	1,943	1,449
Trust fees	651	679	1,879	2,098
Loss on sale of assets, net	(479)	(9)	(259)	(68)
Gain on sale of investment securities, net	512	28	1,863	28

TOTAL NONINTEREST INCOME	1,595	1,162	5,426	3,507

NONINTEREST EXPENSES
Salaries and employee benefits	4,717	5,533	15,387	16,354
Occupancy	1,819	1,780	5,476	5,207
Equipment rental, depreciation and maintenance	771	813	2,421	2,480
Data processing	581	567	1,915	1,719
Stationary, postage and office supplies	129	202	429	658
Professional fees	904	417	1,979	1,402
Advertising, marketing and public relations	85	169	427	480
Goodwill impairment	61,960	—	61,960	—
Other	2,048	1,907	6,755	4,808

TOTAL NONINTEREST EXPENSES	73,014	11,388	96,749	33,108

LOSS BEFORE INCOME TAXES	(87,584)	(5,495)	(104,915)	(5,062)

Income taxes	(9,504)	(2,050)	(15,962)	(1,854)

NET LOSS	$(78,080)	$(3,445)	$(88,953)	$(3,208)

NET LOSS PER SHARE: BASIC	$(6.10)	$(0.27)	$(6.96)	$(0.25)

NET LOSS PER SHARE: DILUTED	$(6.10)	$(0.27)	$(6.96)	$(0.25)

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	12,795,054	12,779,020	12,784,423	12,779,020

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	12,795,054	12,779,020	12,784,423	12,779,020

DIVIDENDS PER SHARE	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine-Months Ended September 30, 2009 (unaudited)

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Restricted	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2008	—	$—	12,779,020	$128	$199,862	—	$(15,030)	$5,019	$189,979
Net loss							(88,953)	—	(88,953)
Preferred stock issued	172	4,300							4,300
Common stock issued	—	—	189,878	2	704	(706)	—	—	—
Paid-in-capital from stock compensation expense	—	—	—	—	180	208	—	—	388
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	—	(802)	(802)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(1,029)	(1,029)

Balance, September 30, 2009	172	$4,300	12,968,898	$130	$200,746	$(498)	$(103,983)	$3,188	$103,883

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2009	2008	2009	2008
Net loss	$(78,080)	$(3,445)	$(88,953)	$(3,208)
Other comprehensive income (loss):
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period, net of income taxes of $432, $1,330, $217 and $194, respectively	716	2,130	361	311
Reclassification adjustment for gains realized in net loss:
Reclassification adjustment for gains realized in net loss, net of income taxes of ($193), ($11), ($701) and ($11), respectively	(318)	(17)	(1,163)	(17)
Unrealized (losses) gains on interest rate swap:
Unrealized holding (losses) gains arising during the period, net of income taxes (benefit) of ($122), $275, ($620) and $283, respectively	(203)	440	(1,029)	453

Comprehensive loss	$(77,885)	$(892)	$(90,784)	$(2,461)

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2009 and 2008

(In thousands)

	(unaudited)
	Nine-Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,953)	$(3,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,346	2,325
Provision for loan losses	42,176	8,463
Accretion of deferred loan fees and costs, net	(250)	(945)
Amortization of premiums and discounts on investments, net	12	(81)
(Gain) loss on sale of assets, net	(1,362)	40
Originations of loans held for sale	(12,403)	(44,268)
Proceeds from sale of loans held for sale	12,025	62,510
Amortization of intangible assets	321	387
(Increase) decrease in accrued interest receivable	(255)	105
Deferred income taxes	(3,151)	1,302
Increase in cash surrender value of bank-owned life insurance	(112)	(104)
Goodwill impairment	61,960	—
Increase in other assets	(11,321)	(4,695)
Stock compensation expense	388	216
(Decrease) increase in accrued interest payable	(313)	193
Increase in accrued expenses and other liabilities	422	1,061

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,530	23,301

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(22,887)	(133,000)
Purchase of securities available for sale	(78,979)	(67,822)
Purchase of FHLB stock	(2,271)	(23,647)
Proceeds from sale of FHLB stock	3,050	25,417
Proceeds from sale of available for sale securities	70,273	—
Proceeds from maturing securities and principal payments on available for sale securities	21,885	14,809
Proceeds from sale of foreclosed real estate	5,699	1,602
Purchase of premises and equipment, net	(403)	(2,816)

NET CASH USED IN INVESTING ACTIVITIES	(3,633)	(185,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	57,087	262,589
Proceeds from other borrowings	512,273	20,000
Payment of other borrowings	(510,365)	(250)
Proceeds from FHLB Advances	61,778	789,500
Repayment of FHLB Advances	(95,791)	(836,312)
Issuance of Series B preferred stock	4,300	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,282	235,527

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,179	73,371
CASH AND CASH EQUIVALENTS:

Beginning of period	47,938	17,388

End of period	$75,117	$90,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$26,525	$29,704

Income Taxes	$—	$380

Noncash transactions:
Transfer of Loans to Foreclosed Real Estate	$11,654	$4,389

Transfer of Loans to Held for Sale	$—	$17,742

Transfer of Foreclosed Real Estate to Other Assets	$223	—

Transfer of Stock from Securities Held to Maturity to Restricted Securities	$176	$—

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Organization and Basis of Presentation

Basis of Presentation:

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

The Company’s primary source of income is from the Banks and Trust Company. The Banks provide a broad range of commercial and consumer banking services primarily within the Naples, Ft. Myers, Ft. Lauderdale, Palm Beach, Miami-Dade and Tampa Bay areas of Florida. The Banks are subject to regulation by both the Florida Department of Financial Services and the Federal Deposit Insurance Corporation.

The Trust Company offers investment management, trust administration, estate planning, and financial planning services. The assets under administration of Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008, the cash flows for the nine months ended September 30, 2009 and 2008, and the stockholders’ equity for the nine months ended September 30, 2009.

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Management has evaluated subsequent events for potential recognition or disclosure in the financial statements through November 2, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2008 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2009 or any other interim period.

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2009 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2 — Stock-based Compensation

The Company has a stock option plan (the “Plan”) which provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The exercise price of the stock options may not be less than the book value of common stock on the date the option is granted. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At September 30, 2009, there were 493,770 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended September 30, 2009 and 2008 was $57,000 and $72,000, respectively. The total fair value of shares vested and recognized as compensation expense for the nine months ended September 30, 2009 and 2008 was $179,000 and $202,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of September 30, 2009, the Company had 99,450 nonvested options outstanding and there was $614,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 15, 2013.

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

The per share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2009 was $3.19 and $3.29, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Expected volatility	124.75%	70.49%	124.20%	64.33%

Risk free interest rate	3.01%	3.32%	3.09%	3.38%

Expected life	7 years	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2 — Stock-based Compensation (Cont’d)

There were no options exercised in the nine months ended September 30, 2009 and 2008. Stock option activity during the period was as follows (in thousands, except per share data):

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2008	617,671	$14.71
Granted	14,000	3.61
Exercised	—	—
Forfeited	(107,157)	12.33

Balance, September 30, 2009	524,514	$14.90	5.4 years	$—

Exercisable, September 30, 2009	425,064	$15.35	4.7 years	$—

The Company granted restricted stock for 176,500 shares to senior officers as of March 16, 2009. The stock may vest in installments or in total upon satisfaction of the stipulated conditions. If the conditions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. All shares of restricted stock will be held by the Company until the conditions are satisfied. The grants are divided into the following three categories: restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years and upon the Company’s achieving certain performance goals (63,000 shares) and restricted shares vesting over five years (82,000 shares). The Company also granted 21,378 shares of restricted stock, at $3.46 per share and which vested immediately, to certain members of the Board of Directors of the Company and its subsidiaries. There were 168,500 nonvested shares of restricted stock as of September 30, 2009 and 8,000 shares of restricted stock were forfeited upon the cessation of one officer’s employment. Compensation expense totaling $136,000 and $208,000 was recognized during the three- and nine-months ended September 30, 2009 in connection with restricted stock.

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries. At September 30, 2009 and December 31, 2008 warrants to purchase 213,318 and 145,131 common shares, respectively, at an average exercise price of $7.20 and $11.52, respectively, were outstanding. All of the 213,318 warrants were fully vested at September 30, 2009. Compensation expense totaling $1,000 and $14,000 was recognized during the nine months ended September 30, 2009 and 2008, respectively, in connection with certain of these warrants (in thousands, except per share data).

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE WARRANT PRICE PER SHARE
Balance December 31, 2008	145,131	$11.52
Granted	124,852	3.45
Exercised	—	—
Forfeited	56,665	10.00

Balance, September 30, 2009	213,318	$7.20

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3 — Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s consolidated financial condition or results of operations.

In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. ASU 2009-03 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99. ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have a material effect on the Company’s consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)	A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3 — Accounting Standards Updates (Cont’d)

2.)	Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 will not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments are effective for interim and annual periods ending after September 15, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics. ASU 2009-07 represents technical corrections to various topics containing SEC guidance based on external comments received. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-08 (“ASU 2009-08”), Earnings Per Share. ASU 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-09 (“ASU 2009-09”), Accounting for Investments – Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. ASU 2009-09 represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. Additionally, this ASU adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-10 (“ASU 2009-10”), Financial Services – Brokers and Dealers: Investments – Other, Amendment to Subtopic 940-325. ASU 2009-10 codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-11 (“ASU 2009-11”), Extractive Activities – Oil and Gas, Amendment to Section 932-10-S99. ASU 2009-11 represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3 — Accounting Standards Updates (Cont’d)

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit when those arrangements are within the scope of Subtopic 605-25. The amendments in this Update establish a selling price hierarchy for determining a selling price of a deliverable. The amendments also require the vendor to determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985), Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products that contain software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue recognition guidance in Subtopic 985-605. The amendments in this Update require that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. Vendors impacted by the amendments in this Update are required to provide disclosures that are included within the amendments in Update 2009-13. The amendments in this Update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4 — Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
At September 30, 2009
Available for sale securities:
Mortgage-backed securities	$99,992	$1,704	$(37)	$101,659
U.S. Treasury and government agency securities	610	4	(16)	598
Equity securities	501	5	—	506

Total securities available for sale	$101,103	$1,713	$(53)	$102,763

Securities held to maturity:
U.S. Treasury and government agency securities	$25	$—	$—	$25
U.S. and political subdivisions	2,162	101	(3)	2,260

Total securities held to maturity	$2,187	$101	$(3)	$2,285

Total securities	$103,290	$1,814	$(56)	$105,048

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 2008
Available for sale securities:
Mortgage-backed securities	$111,115	$2,932	$(2)	$114,045
U.S. Treasury and government agency securities	600	15	—	615

Total securities available for sale	$111,715	$2,947	$(2)	$114,660

Securities held to maturity - Other Bonds:	$3,316	$11	$(187)	$3,140

Total securities	$115,031	$2,958	$(189)	$117,800

Proceeds from sales of securities available for sale for the nine months ended September 30, 2009 totaled $70,273,000 and related gains on sale of $1,863,000 were recognized.

There were securities pledged with approximate market values of $30,776,000, $23,835,000, $15,269,000, $2,502,000, and $761,000 as collateral to Citigroup Repo, Federal Home Loan Bank, Pacific Coast Bankers Bank, Internal Repurchase agreements, and the Federal Reserve, respectively, as of September 30, 2009.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4 — Securities (Cont’d)

At September 30, 2009, there were five out of fifty-three securities at a loss position. The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Information pertaining to securities with gross unrealized losses at September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities available for sale:
Mortgage-backed securities	$(37)	$4,286	$—	$—
U.S. Treasury and other U.S. agency obligations	(16)	459	—	—

Total securities available for sale	$(53)	$4,745	$—	$—

Securities held to maturity:
U.S. and political subdivisions	—	—	(3)	402

Total securities held to maturity	$—	$—	(3)	402

Total securities	$(53)	$4,745	$(3)	$402

Information pertaining to securities with gross unrealized losses at December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value

Securities available for sale:
Mortgage-backed securities	$(2)	$161

Securities held to maturity – Other Bonds:	(187)	1,736

Total securities	$(189)	$1,897

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4 — Securities (Cont’d)

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. As of September 30, 2009, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (in thousands):

Securities available for sale:	Amortized Cost	Fair Value
Due less than one year	$110	$110
Due after ten years	500	488

Subtotal	610	598
Mortgage-backed securities	99,992	101,659
Equity securities	501	506

Totals	$101,103	$102,763

Securities held to maturity:	Amortized Cost	Fair Value
Due less than one year	$25	$25
Due after one through five years	238	256
Due after five through ten years	125	126
Due after ten years	1,799	1,878

Totals	$2,187	$2,285

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5 — Loans

The composition of the loan portfolio at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30, 2009	December 31, 2008
Loans held for sale – one-to-four family residential	$172	$—

Real estate:
Commercial real estate	$640,718	$576,486
Land and construction	241,293	318,607
One-to-four family residential	171,840	163,143
Multi-family	29,595	42,539

Total real estate loans	$1,083,446	$1,100,775
Commercial and industrial loans	113,210	118,883
Lines of credit	46,623	44,681
Consumer loans	11,193	12,646

Total gross loans held for investment	1,254,472	1,276,985
Less: allowance for loan losses	(38,002)	(29,533)
Less: deferred loan fees, net	(1,387)	(1,674)

Total loans held for investment, net	$1,215,083	$1,245,778

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

	September 30, 2009	December 31, 2008
Impaired loans without a valuation allowance	$67,292	$15,896
Impaired loans with a valuation allowance	91,636	65,555

Total impaired loans	$158,928	$81,451

Valuation allowance related to impaired loans	$21,818	$18,554
Total nonaccrual loans	$146,974	$71,853
Total foreclosed real estate	$10,497	$4,817
Total loans ninety days or more past due and still accruing	$3,133	$—
Loans defined as Troubled Debt Restructuring	$87,767	$19,372

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due. Of the $99.4 million total undisbursed lines of credit, there was approximately $1.4 million, or less than 2%, related to nonaccrual loans.

At September 30, 2009 the primary source of repayment with respect to $158.9 million of the impaired loans is sale of the related collateral.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5 — Loans (Cont’d)

The Company had $87.8 million and $19.4 million in loans that would be defined as troubled debt restructuring at September 30, 2009 and December 31, 2008, respectively. Of those amounts, $46.3 million and $12.4 million were accruing as of September 30, 2009 and December 31, 2008, respectively, as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest only period, reducing the interest rate to give borrower relief, or other modifications of terms that deviate from the original contract. There was $1.0 million in an unfunded line of credit related to a troubled debt restructured loan at September 30, 2009.

With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult. It is likely many of these loans will be extended and may be modified. Management is closely monitoring these loans and believes the loan loss allowance related to these loans is adequate at September 30, 2009.

The activity in the allowance for loan losses for September 30, 2009 and the year ended December 31, 2008 is as follows (in thousands):

	September 30, 2009	December 31, 2008
Balance at beginning of year	$29,533	$14,431
Provision charged to operations	42,176	24,327
Charge-offs	(34,034)	(9,297)
Recoveries	64	72
Adjustment [1]	263	—

Balance at end of year	$38,002	$29,533

[1]	Adjustment due to timing of transaction; to be reversed in subsequent quarter

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6 — Goodwill

A summary of the changes in goodwill for the nine months ended September 30, 2009 and 2008 is presented below (in thousands):

	Nine Months Ended September 30,
	2009	2008
Beginning balance	$61,960	$62,202
Purchase adjustments	—	(242)
Impairment	(61,960)	—

Ending balance	$—	$61,960

During the third quarter of 2009, the Company completed its annual goodwill impairment assessment and as a result of the assessment, goodwill was found to be impaired and was written down to zero. The impairment charge of $62.0 million was recognized as an expense in the third quarter 2009 consolidated statement of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7 — Loss Per Common Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Due to the Company’s reported loss, common stock equivalents are deemed to be anti-dilutive and are excluded from the computation.

Components used in computing loss per share for the three months ended September 30, 2009 and 2008 are summarized as follows (in thousands, except share data):

	For the three months ended September 30,
	2009			2008
		Weighted-			Weighted-
		Average	Loss		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Loss	Outstanding	Share
Loss available to common shareholders - basic	$(78,080)	12,795,054	$(6.10)	$(3,445)	12,779,020	$(0.27)
Dilutive effect of stock options outstanding		—			—
Dilutive effect of warrants outstanding		—			—

Loss available to common shareholders – diluted	$(78,080)	12,795,054	$(6.10)	$(3,445)	12,779,020	$(0.27)

Components used in computing loss per share for the nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands, except share data):

	For the nine months ended September 30,
	2009			2008
		Weighted-			Weighted-
		Average	Loss		Average	Loss
	Net	Shares	Per	Net	Shares	Per
	Loss	Outstanding	Share	Loss	Outstanding	Share
Loss available to common shareholders - basic	$(88,953)	12,784,423	$(6.96)	$(3,208)	12,779,020	$(0.25)
Dilutive effect of stock options outstanding		—			—
Dilutive effect of warrants outstanding		—			—

Loss available to common shareholders – diluted	$(88,953)	12,784,423	$(6.96)	$(3,208)	12,779,020	$(0.25)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7 — Loss Per Common Share (Cont’d)

During the three and nine months ended September 30, 2009 and 2008, certain stock options and warrants were excluded from diluted earnings per share calculations because the Company recorded a loss for those periods. All potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same.

	Three-months ended September 30, 2009	Nine-months ended September 30, 2009	Three-months ended September 30, 2008	Nine-months ended September 30, 2008
Number of Shares	524,514	524,514	579,371	579,371
Weighted Average Exercise Price	$14.90	$14.90	$15.28	$15.38

Warrants	213,318	213,318	146,731	146,731
Weighted Average Exercise Price	$7.20	$7.20	$11.53	$11.53

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8 — Fair Values of Financial Instruments and Fair Value Measurements

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

Loans: Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates were valued at carrying amounts. The fair value of other loans is estimated by discounting scheduled cash flows to maturity using current market rates at which loans with similar terms would be made to borrowers of similar credit quality. Loans held for sale are carried at the lower of cost or market value. Appropriate adjustments were made to reflect probable credit losses.

Cash surrender value of life insurance: The carrying value is based upon the initial cash premium to the insurance company plus the income earned on the policy over time.

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

Federal Home Loan Bank Advances and Other Borrowings: The fair value for Federal Home Loan Bank Advances and Other Borrowings is estimated by discounting future cash flows using rates currently offered for instruments of similar remaining maturities.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8 — Fair Values of Financial Instruments and Fair Value Measurements (Cont’d)

The following tables present the estimates of fair value of financial instruments as of September 30, 2009 (in thousands):

	September 30, 2009
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$75,117	$75,117
Securities held to maturity	2,187	2,285
Securities available for sale	102,763	102,763
Loans held for sale	172	172
Net loans held for investment	1,215,083	1,228,630
Restricted securities	8,643	8,643
Accrued interest receivable	5,245	5,245
Cash surrender value of life insurance	3,638	3,638
Financial liabilities:
Deposits	1,223,369	1,213,379
Subordinated debt	16,000	13,616
Other borrowings	21,908	23,474
Federal Home Loan Bank advances	118,461	126,105
Accrued interest payable	1,973	1,973
Off-balance-sheet financial instruments, other than interest-rate swap	—	—

The following tables present the estimates of fair value of financial instruments as of December 31, 2008 (in thousands):

	December 31, 2008
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$47,938	$47,938
Securities held to maturity	3,316	3,140
Securities available for sale	114,660	114,660
Net loans held for investment	1,245,778	1,242,767
Restricted securities	9,246	9,246
Accrued interest receivable	4,990	4,990
Cash surrender value of life insurance	3,526	3,526
Interest-rate swap	5,098	5,098
Financial liabilities:
Deposits	1,166,282	1,161,130
Subordinated debt	16,000	15,923
Other borrowings	20,000	21,844
Federal Home Loan Bank advances	152,474	159,674
Accrued interest payable	2,286	2,286
Off-balance-sheet financial instruments, other than interest-rate swap	—	—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8 — Fair Values of Financial Instruments and Fair Value Measurements (Cont’d)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Fair Value Measurements 09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Securities available for sale	$102,763	$82,788	$19,975	—

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets due to impairment.

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

During the third quarter of 2009, the Bank recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. loans and foreclosed real estate). For assets measured at fair value on a nonrecurring basis in the third quarter of 2009 that were still held on the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the related individual assets at September 30, 2009 (in thousands):

	Fair Value Measurements 09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Impaired loans	$125,810	—	$25,228	$100,582
Foreclosed real estate	10,497	—	—	10,497

Impaired loans had a carrying amount of $158,928,000 with a valuation allowance of $21,818,000 at September 30, 2009. Included in this balance were impaired loans with a carrying value of $33,118,000 at September 30, 2009 that were measured for impairment using Level 3 inputs and had fair value in excess of carrying value.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9 — Derivative Financial Instruments

The Company may utilize certain derivative financial instruments. Stand alone derivative financial instruments, such as interest-rate swaps, are used to economically hedge interest-rate risk related to the Company’s liabilities. These derivative instruments involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Such difference, which represents the fair value of the derivative instruments, is reflected on the Company’s consolidated balance sheet as derivative assets, derivative liabilities or trading activities for stand alone derivative financial instruments.

The Company is exposed to credit related losses in the event of nonperformance by the counterparties to those agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail to satisfy their obligations.

Derivative instruments are generally either negotiated OTC contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

As of September 30, 2009, the interest rate swap was terminated because the forecasted transaction was no longer probable. The resulting gain will be recognized over the remaining life of the interest rate swap. Hedge ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Operation. For the three- and nine-months ended September 30, 2009 ineffectiveness on cash flow hedges was approximately $427,000. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

The Company originally entered into interest rate swaps which provided for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes that entering into the interest rate swaps helps manage the Company’s exposure variabilities in cash flows due to changes in the level of interest rates. It is the Company’s objective to hedge the change in cash flows, and maintain coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company utilized interest rate swaps as an asset/liability management strategy. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments. The information pertaining to interest rate swap agreements used to hedge floating rate loans is as follows (dollars in thousands):

December 31, 2008
Notional amount	$45,000
Pay rate (Prime)	3.25%
Receive rate	7.51%
Maturity in years	4
Unrealized gain relating to interest-rate swaps	$5,098

The agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 10 — Other Borrowings

During June 2009, the Company established the Corporate Sweep Program. Funds from customers, who participate in the sweep program and whose balances exceed a target balance, will be placed in a repurchase agreement with the Company. Repurchase agreements are collateralized borrowings and are, therefore, not FDIC insured. The Company pledges securities as collateral to secure its obligation to pay the amount due under the repurchase agreement. The client repurchase obligations mature daily and the associated interest rate fluctuates accordingly. As of September 30, 2009, the Company had $1.9 million in funding through client repurchase agreements.

The following table provides the amount, interest rate and repurchase or maturity date of outstanding other borrowings at September 30, 2009 and December 31, 2008, respectively (in thousands):

	At September 30, 2009		At December 31, 2008
	Amount	Rate	Amount	Rate
Repurchase agreements; repurchase date 3/18/2013	$20,000	3.29%	$20,000	3.29%
Client repurchase agreements; daily maturity	1,908	2.00	—	—

Two of our subsidiary banks are parties to similar master repurchase agreements and confirmations, or “Repos,” with Citigroup Global Markets, Inc., or “Citi”. Pursuant to the Repos, each such subsidiary bank sold Citi $10.0 million of securities, subject to their obligation to repurchase such securities at a specific price in 2013. The Repos provide that if either of our subsidiary banks fails to remain “well capitalized” for regulatory purposes, the Repos may be called. We notified Citi that an event of default has occurred and is continuing under each of the Repos, and Citi has reserved all its rights upon a default under each Repo.

If Citi exercises its remedies under the Repos, then: (i) our subsidiary banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks and; (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercise its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected.

NOTE 11 — Stockholders’ Equity

During June 2009, the Company authorized the issuance and sale of up to 520 shares of Series B Preferred Stock, to accredited investors only. The Company issued 172 units of the Series B Preferred Stock for consideration of $4,300,000 at an offering price of $25,000 per unit. Each unit consists of one share of Series B Preferred Stock and one warrant to purchase shares of common stock.

The Preferred Stock is perpetual and nonvoting. Each share has a liquidation preference of $25,000 and pays a quarterly dividend of $625 per share. Preferred stock dividends of $105,900 were paid to the preferred stock shareholders in October. If the Company conducts any offering for sale of any newly issued securities, the holders of Preferred Stock shall have the right to acquire such newly issued securities as part of such offering by converting shares of Preferred Stock into the offered securities. In any such conversion, each converted share of Preferred Stock shall be converted into an amount of securities with an offering price of $25,000. If the Company conducts an offering that results in proceeds of at least $30,000,000 prior to January 1, 2011, and a holder elects to not convert the holder’s shares of Preferred Stock in the offering, or if a change in control of the Company occurs, the Company will be obligated to redeem such shares of Preferred Stock at $25,000 per share. If such an offering is not completed by January 1, 2011, the Company shall have the right to redeem the shares of Preferred Stock at any time thereafter for $25,000 per share.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 11—Stockholder’s Equity (Cont’d)

Each warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The warrants are nontransferable.

The Company has committed to achieve and maintain a minimum Tier 1 leverage capital ratio of 8% and total risk-based capital ratio of 11% by December 31, 2009, with a minimum total risk-based capital ratio increasing to 12% by June 30, 2010. As of September 30, 2009, the Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio were 5.60%, 6.73% and 9.28%, respectively.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended

	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008

	(dollars in thousands, except per share data)
Statement of Income Data:
Total interest income	$17,933	$18,069	$18,793	$20,428	$20,980
Total interest expense	8,379	8,634	9,198	10,639	10,059

Net interest income before provision for loan losses	9,554	9,435	9,595	9,789	10,921
Provision for loan losses	25,719	9,764	6,693	16,026	6,190

Net interest income after provision for loan losses	(16,165)	(329)	2,902	(6,237)	4,731
Noninterest income	1,595	2,676	1,155	1,195	1,162
Noninterest expense	73,014	12,704	11,031	10,951	11,388

Net loss before tax	(87,584)	(10,357)	(6,974)	(15,993)	(5,495)
Income tax expense	(9,504)	(3,857)	(2,601)	(5,979)	(2,050)

Net loss	$(78,080)	$(6,500)	$(4,373)	$(10,014)	$(3,445)

Share Data:
Basic loss per share	$(6.10)	$(0.51)	$(0.34)	$(0.78)	$(0.27)
Diluted loss per share	(6.10)	(0.51)	(0.34)	(0.78)	(0.27)
Weighted-average shares outstanding - basic	12,795,054	12,779,020	12,779,020	12,779,020	12,779,020
Weighted-average shares outstanding - diluted	12,795,054	12,779,020	12,779,020	12,779,020	12,779,020
Total shares outstanding	12,968,898	12,947,520	12,955,520	12,779,020	12,779,020
Book value per common share (period end)	7.68	13.69	14.38	14.87	15.39

Balance Sheet Data:
Total assets	$1,488,008	$1,528,879	$1,570,255	1,549,013	$1,545,054
Total cash and cash equivalents	75,117	39,173	56,322	47,938	90,759
Interest-earning assets	1,367,131	1,380,871	1,410,313	1,403,407	1,418,720
Investment securities	104,950	104,822	113,058	117,976	91,600
Loans	1,253,258	1,267,349	1,288,177	1,275,311	1,247,802
Allowance for loan losses	38,002	24,778	24,479	29,533	14,264
Intangible assets	2,569	64,631	64,738	64,850	64,968
Deposit accounts	1,223,369	1,167,052	1,165,267	1,166,282	1,199,705
Other borrowings	156,369	175,162	214,470	188,474	144,278
Stockholders’ equity	103,883	180,803	186,334	189,979	196,686

Performance Ratios:
Return on average assets	(20.63)%	(1.71)%	(1.15)%	(2.65)%	(0.95)%
Return on average common stockholders’ equity	(180.22)	(14.19)	(9.23)	(20.89)	(6.96)
Interest-rate spread during the period	2.99	2.89	2.71	2.56	2.90
Net interest margin	3.02	2.97	2.93	2.89	3.33
Efficiency ratio [1]	686.42	118.07	102.61	99.70	94.48

Asset Quality Ratios:
Allowance for loan losses to period end loans	3.03%	1.96%	1.90%	2.32%	1.14%
Allowance for loan losses to nonperforming loans	25.32	17.58	21.28	41.10	49.08
Net charge-offs to average loans	4.52	3.29	3.92	0.26	1.72
Nonperforming assets to period end total assets	10.79	9.74	7.67	4.95	2.15

Capital and Liquidity Ratios:
Average equity to average assets	11.73%	12.06%	12.46%	12.70%	13.66%
Leverage (4.00% required minimum)	5.60	7.23	7.62	7.86	9.19
Risk-based capital:
Tier 1	6.73%	8.18%	8.49%	8.64%	9.35%
Total	9.28	10.68	10.98	11.12	11.59
Average loans held for investment to average deposits	95.67	99.21	104.04	103.84	112.45

Trust Assets Under Administration:
Total assets under administration	$734,469	$630,657	$522,541	$494,633	$439,942

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Trust fee income	651	574	654	621	679
Trust fees as a % of average assets under administration (annualized)	0.35%	0.36%	0.50%	0.50%	0.62%

Reconciliation of Tangible Book Value per Common Share to Book Value per Common Share:
Tangible book value per common share	$7.48	$8.70	$9.39	$9.79	$10.31
Effect of goodwill and other intangibles	0.20	4.99	4.99	5.08	5.08

Book value per common share	$7.68	$13.69	$14.38	$14.87	$15.39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology. Such statements are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance and could cause actual results for fiscal 2009 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bank of Florida Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

The primary market areas of the Company continue to show growth in population, but at a nominal pace in comparison to the past ten years. Those markets include Collier and Lee Counties on the southwest coast of Florida (served by Bank of Florida - Southwest), Broward, Miami-Dade, and Palm Beach Counties on the southeast coast (served by Bank of Florida - Southeast), and Hillsborough and Pinellas Counties in the Tampa Bay area (served by Bank of Florida - Tampa Bay). The continued population growth and income demographics of the counties in which the Company operates support its plans to grow loans, deposits, and wealth management revenues with limited, highly selective, full-service locations. These counties together constitute nearly 50% of the deposit market share in the state of Florida.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment. The evaluation of goodwill for impairment uses both the income and market approaches to value the Company. The income approach consists of discounting projected long-term future cash flows, which are derived from internal forecasts and economic expectations for the Company. The discount rate is determined utilizing the Company’s cost of capital, estimated from various commonly used capital asset pricing model approaches. Under the market approach, a value is calculated from an analysis of comparable acquisition transactions based on earnings, book value, and assets from the sale of similar financial institutions. Another market valuation approach utilizes the current stock price adjusted by an appropriate control premium as an indicator of fair market value. Given the substantial declines in the Company’s common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for the financial services industry, the Company’s fair value has decreased significantly compared with previous assessments. The goodwill testing for the third quarter of 2009 indicated that the Company’s fair value does not support the goodwill recorded. Therefore, the Company recorded a $62.0 million goodwill impairment charge to write off the entire amount of goodwill as of September 2009.

Because goodwill is an intangible asset that cannot be sold separately or otherwise disposed of, it is not recognized in determining capital adequacy for regulatory purposes. Therefore the goodwill impairment charge had no effect on the Company’s regulatory capital ratios.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Larger impaired credits that are measured for impairment have been defined to include loans classified as substandard and on nonaccrual or doubtful risk grades where the borrower relationship is greater than $500,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

Loans that are not measured individually for impairment are measured collectively and include commercial real estate loans that are performing and large groups of smaller balance homogeneous loans evaluated based on historical loss experience adjusted for qualitative factors.

EXECUTIVE SUMMARY

Total assets were $1.5 billion at September 30, 2009, down $61.0 million, or 3.9%, from December 31, 2008, primarily as a result of the $62.0 million goodwill impairment. These declines were partially offset by an increase in cash and due from banks. Goodwill was written down to zero from $62.0 million in December, loans declined $22.1 million, or 1.7%, during the first nine months of this year and investments securities decreased $13.0 million or 11.0%, and cash and noninterest bearing deposits due from banks increased $27.8 million, or 59.0%, to $74.8 million. Total deposits increased $57.1 million to $1.2 billion. Total core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100 thousand, increased $78.1 million. Book value per share declined to $7.68, down $7.19 over the last nine months.

The Company realized a third quarter net loss of $78.1 million, or ($6.10) per diluted share, versus a net loss of $3.5 million or ($0.27) per diluted share, during the same period in 2008. The net loss was primarily due to a $62.0 million goodwill impairment charge, a $19.5 million increase in provision for loan losses and a $1.4 million, or 11.8%, decrease in top-line revenue, mostly attributable to the decline in interest rates. Top-line revenue is a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses. Net interest margin decreased 31 basis points from the third quarter of 2008 to 3.02%.

Non-accrual Loans and Troubled Debt Restructuring. The following table contains data concerning our collateral dependent and nonaccrual loans as of the dates indicated.

	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Collateral Dependant and Nonaccrual Loan Summary
Impaired loans without a valuation allowance	$67,292	$71,296
Impaired loans with a valuation allowance	91,636	59,316

Total impaired loans	$158,928	$130,612

Valuation allowance related to impaired loans	$21,818	$11,436
Total nonaccrual loans	146,974	138,669
Total foreclosed real estate	10,497	7,994
Total loans ninety days or more past due and still accruing	3,133	2,282

At September 30, 2009, we had $3.1 million in loans that were contractually past due 90 days or more as to principal or interest payments and still accruing interest compared to $2.3 million at June 30, 2009.

We also had $87.8 million and $87.7 million in loans that would be defined as troubled debt restructuring at September 30, 2009 and June 30, 2009, respectively. Of those amounts, $46.3 million and $54.6 million were accruing as of September 30, 2009 and June 30, 2009, respectively, as they were performing in accordance with their restructured terms.

ANALYSIS OF FINANCIAL CONDITION

Investment securities

Total investment securities available for sale were $102.8 million at September 30, 2009, a decrease of $11.9 million, or 11.6%, over that held at December 31, 2008.

Securities available for sale totaled $102.8 million, a decrease of $11.9 million from the level held at December 31, 2008. The Company had $2.2 million and $3.3 million classified as held to maturity at September 30, 2009 and December 31, 2008, respectively. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at September 30, 2009 or December 31, 2008. Additional details related to the securities portfolio can be found in Note 4 – Securities.

Loan Portfolio and Asset Quality

As of September 30, 2009, we had total loans of $1.3 billion. Real estate loans totaled $1.1 billion (84.6% of our total loans), and consisted of $640.7 million in commercial real estate loans, $241.3 million in construction and land development loans, $171.8 million in one-to-four family residential mortgage loans and $29.6 million in multi-family mortgage loans. Non-real estate loans comprised 13.6% of our total loans and included $113.2 million in commercial and industrial loans and $57.8 million in consumer and other loans. Our exposure to land and construction loans for residential purposes continues to decrease, and we expect it to diminish further through the remainder of 2009 as part of our proactive effort to reduce risks within our loan portfolio. As of September 30, 2009, the balances for land and construction loans for residential purposes accounted for approximately 7.1% of total loans, compared to 8.9% as of September 30, 2008.

Real estate values in our markets deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses. Our non-performing assets have increased since the beginning of the economic downturn in 2007 as management continues to aggressively recognize impaired loans based on our ongoing process of identifying early signs of stress in our loan portfolio. Additionally, we continue to track every loan from pre-watch identification through disposition, using our history of trend analysis by loan type, industry, market and vintage, which further supports progress in projecting impairment on a loan by loan basis. In the third quarter of 2009, we utilized a third-party loan review firm to review 46% of our loans.

        Our Special Assets Division, which was established in 2007 in anticipation of elevated stress levels in the Florida economy, continues to monitor and aggressively manage our most problematic loans and other real estate owned. This division has grown to include five professionals with extensive experience in managing non-performing loans. This division reports to our Senior Executive Vice President who has extensive experience in managing special assets divisions, as well as reporting to the Special Assets Committee, a subcommittee of our Board of Directors, which meets monthly and oversees the management, marketing, and overall dissolution of these assets.

At September 30, 2009, non-performing loans totaled $150.1 million, or 11.98% of total loans, up $35.1 million from $115.0 million or 8.93% of total loans in the first quarter. The increase in non-performing loans was primarily related to commercial real estate loans totaling $20.2 million. Non-performing assets were $160.6 million, or 10.79% of total assets, an increase of $40.1 million from $120.5 million, or 7.67% of total assets, in the first quarter.

We had $87.8 million in loans that were defined as troubled debt restructuring as of September 30, 2009. Of those amounts, $46.3 million were accruing as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest-only period, reducing the interest rate to give the borrower relief, or other modifications of terms that deviate from the original contract.

In the third quarter of 2009, net charge-offs were $12.7 million, or 4.52% of average loans on an annualized basis, an increase of $3.2 million from $9.5 million, or 3.29% of average loans in the second quarter of 2009. Net charge-offs during the third quarter of 2009 were primarily related to valuation adjustments.

For the quarter ended September 30, 2009, the provision for loan losses totaled $25.7 million, up from $9.8 million in the second quarter and $6.2 million in the third quarter of 2008. The allowance for loan and lease losses, or ALLL, increased to $38.0 million or 3.03% of total loans, compared to $24.8 million or 1.96% of total loans in the second quarter. General economic conditions, as well as factors specific to our Florida markets, have caused increases in reserve factors used to determine the losses inherent within the portfolio.

Deposits

Total deposits rose $57.1 million, or 4.9%, during the first nine months of 2009 to $1.2 billion. Core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100 thousand, increased $78.1 million or 11.0% from December 31, 2008, with the growth in money market accounts, NOW accounts, and CDs less than $100 thousand accounts more than offsetting the decline in non interest bearing deposits and retail CDARs. Non-core deposit accounts decreased $21.0 million or 4.6% in the first nine months of 2009.

The annualized average rate paid on total interest bearing deposits during the first nine months of 2009 was 2.74%, a decrease of 90 basis points compared to the first nine months last year. This decrease resulted primarily from the lower interest rate environment under which we currently operate.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk. At September 30, 2009 borrowings totaled $156.4 million, a decrease of $32.1 million compared to December 31, 2008. Total borrowings at September 30, 2009 consisted of $21.9 million of repurchase agreements, $16.0 million of subordinated debt and $118.5 million of FHLB Advances compared to $20.0 million of repurchase agreements, $16.0 million of subordinated debt and $152.5 million of FHLB advances, respectively, at the end of 2008. The maturities of all borrowings range from March 2010 through July 2017. Note 10 – Other Borrowings provides additional information regarding the Company’s outstanding other borrowings.

Stockholders’ equity

Total stockholders’ equity was $103.9 million at September 30, 2009, an $86.1 million decrease since December 31, 2008. Book value per share was $7.68 at September 30, 2009 while the tangible book value per common share was $7.48. The Company’s Tier 1 leverage ratio decreased 226 basis points to 5.60% at September 30, 2009 from 7.86% at December 31, 2008. The minimum Tier 1 leverage ratio for bank holding companies is 4.0%; however, regulators can require bank holding companies to satisfy higher capital requirements. At September 30, 2009, the Company was adequately capitalized. Note 11 – Stockholder’s Equity provides additional information regarding the Company’s capital position.

ANALYSIS OF RESULTS OF OPERATIONS

Third Quarter 2009 Compared to Third Quarter 2008

Consolidated net loss for the third quarter of 2009 totaled $78.1 million, a decrease in net earnings of $74.6 million, or 2165.5%, compared to third quarter 2008. Top-line revenue (a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses) declined $1.4 million, primarily driven by $1.4 million less net interest income and $51 thousand less non interest income. Management monitors top-line revenue as we believe it is an indication of core earning capacity.

The $1.4 million decrease in top-line revenue against a $61.6 million or 541.1% increase in noninterest expense resulted in an efficiency ratio for the quarter of 686.4%. The increase in noninterest expense primarily relates to the goodwill impairment charge, professional fees, and regulatory assessments. The provision for loan losses increased $19.5 million compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income in the third quarter totaled $9.6 million, a decrease of $1.4 million, or 12.5%, from the third quarter of 2008, the result of a 175 basis point reduction in rates over the twelve-month period. The spread between the yield on earning assets and cost of interest-bearing liabilities increased 9 basis points when comparing the third quarter of 2009 to the third quarter of 2008. The yield on earning assets decreased 71 basis points over the same period last year to 5.68%, with continued pressures from a declining rate environment, as the re-pricing of interest bearing liabilities during the quarter resulted in an 80 basis point decrease in the cost of funds to 2.69%. Interest income was negatively impacted by approximately $530,000 in the third quarter of 2009 due to interest that was reversed on loans that were on nonaccrual status.

Average Balance Sheet and Rate and Volume Variance Analysis

	For the Three Months Ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

Assets:
Earning assets:
Loans[1]	$1,124,263	$16,693	5.89%	$1,196,927	$19,654	6.53%
Interest earning deposits	252	1	1.57%	557	3	2.14%
Securities[2]	109,256	1,231	4.47%	102,554	1,299	5.04%
Federal funds sold	19,293	8	0.16%	6,025	24	1.58%

Total interest-earning assets	1,253,064	17,933	5.68%	1,306,063	20,980	6.39%

Non interest-earning assets	272,469			145,843

Total Assets	$1,525,533			$1,451,906

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$45,925	20	0.17%	$47,392	49	0.41%
Money market accounts	338,492	1,339	1.57%	328,099	2,389	2.90%
Savings	6,420	6	0.37%	6,173	9	0.58%
Time deposits	678,323	5,521	3.23%	581,733	5,913	4.04%
Other borrowings	167,346	1,493	3.54%	184,085	1,699	3.67%

Total interest-bearing liabilities	1,236,506	8,379	2.69%	1,147,482	10,059	3.49%
Non-interest bearing deposits	105,926			101,044
Other liabilities	5,565			5,473
Stockholders’ equity	177,536			197,907

Total Liabilities & Stockholders’ Equity	$1,525,533			$1,451,906

Net interest income		$9,554			$10,921

Interest-rate spread			2.99%			2.90%
Net interest margin			3.02%			3.33%
Ratio of average interest-bearing liabilities to average earning assets		98.7%			87.9%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	DAYS	CHANGE

Increase (decrease) in interest income:
Loans[1]	$(1,030)	$(1,931)	$—	$(2,961)
Interest earning deposits	(1)	(1)		(2)
Other investments[2]	79	(147)	—	(68)
Federal funds sold	6	(22)	—	(16)

Total interest income	(946)	(2,101)	—	(3,047)

Increase (decrease) in interest expense:
NOW and Money Market deposits	50	(1,129)	—	(1,079)
Savings deposits	0	(3)	—	(3)
Time deposits	796	(1,188)	—	(392)
Other borrowings	(222)	16	—	(206)

Total interest expense	624	(2,304)	—	(1,680)

Total change in net interest income	$(1,570)	$203	$—	$(1,367)

[1]	For purpose of this analysis, non-accruing loans are not included in the average balances.
[2]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

Noninterest income

Noninterest income was $1.6 million in the third quarter, a $433,000, or 37.3% increase, over the third quarter 2008. Gain on sale of assets, including securities gains, increased $14,000 compared to the third quarter of the prior year, primarily as a result of increased gains on sales of securities of $484,000 to $512,000, higher secondary market income ($12,100) and fewer losses on fixed asset dispositions ($1,000) which was offset by losses on loan sales ($240,000) and foreclosed property losses ($243,000). Third quarter 2009 trust fees were $651,000 compared to $679,000 for the third quarter of the prior year due to the decline in market values and the shift from equities into cash and bonds, producing lower income streams. Over the past twelve months, assets under administration have increased $294.5 million, or 66.9%, to $734.5 million at September 30, 2009. Service charges and other fee income increased $447,000, or 96.3%, over the third quarter of 2008, primarily the result of hedge ineffectiveness and the termination of the derivative transaction ($382,000) and greater service charge income ($89,000) partially offset by lower other income ($24,000).

Noninterest expense

Noninterest expense totaled $73.0 million for the third quarter of 2009, compared to $11.4 million for the comparable quarter last year. The entire increase is explained by the $62.0 million goodwill impairment. Other increases occurred in professional fees ($487,000) and regulatory assessments ($252,000) primarily related to the FDIC’s special assessment. These increases in noninterest expense were offset by decreases in salaries and benefits ($816,000), travel ($90,000), marketing ($85,000), and office supplies ($73,000).

Provision and Allowance for Loan Losses

The real estate markets in the U.S. have deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses for many financial institutions. Many banks, including Bank of Florida Corporation’s subsidiary banks, have taken steps to increase reserve levels in response to these changing market conditions. Negative trends in general economic conditions, as measured by items such as the unemployment rate, home sales and inventory, the consumer price index and bankruptcy filings in the national and local economies, also caused increases in reserve factors used to determine the losses inherent within the loan portfolio. The third quarter provision for loan losses was $25.7 million, an increase of $19.5 million from third quarter 2008. At September 30, 2009, the loan loss allowance was 3.03% of total loans or 25.3% of the nonperforming loans. There were $12.7 million in net charge-offs in the third quarter of 2009, resulting in net charge-offs to average loans of 4.52%. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Florida markets.

There were $150.1 million in nonperforming loans at September 30, 2009, compared to $29.1 million at September 30, 2008. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Loans thirty to eighty-nine days delinquent increased to $62.6 million at September 30, 2009 from $37.3 million at September 30, 2008.

Income Taxes

Income tax benefit for the third quarter 2009 was $9.5 million, as compared with $2.1 million for the third quarter of 2008, representing an effective tax rate of 10.9% and 37.3%, respectively. The effective tax rate for the third quarter of 2009 was lower than the statutory tax rates primarily due to the goodwill impairment charge. Additional information regarding income taxes can be found in Note 8 to the consolidated financial statements filed with the Company’s 2008 Form 10-K.

The effective tax rate for the third quarter of 2009 reflects the tax treatment of the $62.0 million goodwill impairment charge. Since the majority of the Company’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the $62.0 million charge.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated net loss for the first nine months of 2009 totaled $89.0 million, a decrease in net earnings of $85.7 million, or 2672.8%, from the same period last year. Top-line revenue decreased $4.3 million, or 11.9%, primarily driven by a $4.4 million decrease in net interest income, which resulted from a decline in earning assets of $51.6 million, or 3.6%, and the decline in interest rates.

The $4.3 million decrease in top-line revenue against a $63.6 million or 192.2% increase in noninterest expense resulted in an efficiency ratio of 301.0% for the first nine months of the year. The majority of the expense increase relates to a goodwill impairment charge, regulatory assessments, repossession expenses, professional fees, other losses, occupancy, insurance, and data processing. The provision for loan losses increased $33.7 million or 398.4% compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income for the first nine months of 2009 totaled $28.6 million, down $4.4 million, or 13.4%, from the first nine months of 2008, primarily due to the reduction in interest rates year over year. The spread between the yield on interest earning assets and cost of interest-bearing liabilities for the nine months ended September 30, 2009 declined 13 basis points compared to September 30, 2008. Yield on interest earning assets decreased 96 basis points to 5.71%, while cost of funds decreased 83 basis points to 2.84% due to the continued pressures from a declining rate environment. Interest income was negatively impacted by approximately $2.4 million in the first nine months of 2009 due to interest that was reversed on loans that migrated to nonaccrual status.

Average Balance Sheet and Rate and Volume Variance Analysis

	For the Nine Months Ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate

Assets:
Earning assets:
Loans[1]	$1,159,743	$50,709	5.85%	$1,169,393	$59,481	6.79%
Interest earning deposits	425	3	0.94%	503	14	3.72%
Securities[2]	115,039	4,073	4.73%	85,056	3,341	5.25%
Federal funds sold	8,690	11	0.17%	3,996	63	2.11%

Total interest-earning assets	1,283,897	54,796	5.71%	1,258,948	62,899	6.67%

Non interest-earning assets	244,171			140,122

Total Assets	$1,528,068			$1,399,070

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$47,672	65	0.18%	$51,425	212	0.55%
Money market accounts	337,310	4,293	1.70%	343,813	7,995	3.11%
Savings	6,262	15	0.32%	6,375	28	0.59%
Time deposits	669,226	17,327	3.46%	498,789	16,256	4.35%
Other borrowings	173,229	4,512	3.48%	189,121	5,406	3.82%

Total interest-bearing liabilities	1,233,699	26,212	2.84%	1,089,523	29,897	3.67%
Non-interest bearing deposits	104,047			104,902
Other liabilities	6,896			5,219
Stockholders’ equity	183,426			199,426

Total Liabilities & Stockholders’ Equity	$1,528,068			$1,399,070

Net interest income		$28,584			$33,002

Interest-rate spread			2.87%			3.00%
Net interest margin			2.98%			3.50%
Ratio of average interest-bearing liabilities to average earning assets		96.1%			86.5%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	DAYS	CHANGE

Increase (decrease) in interest income:
Loans[1]	$(260)	$(8,295)	$(217)	$(8,772)
Interest earning deposits	(1)	(10)		(11)
Other investments[2]	1,071	(326)	(12)	733
Federal funds sold	6	(58)	—	(52)

Total interest income	816	(8,689)	(229)	(8,102)

Increase (decrease) in interest expense:
NOW and Money Market deposits	(65)	(3,754)	(30)	(3,849)
Savings deposits	—	(13)	—	(13)
Time deposits	4,457	(3,327)	(59)	1,071
Other borrowings	(403)	(472)	(19)	(894)

Total interest expense	3,989	(7,566)	(108)	(3,685)

Total change in net interest income	$(3,173)	$(1,123)	$(121)	$(4,417)

[1]	For purpose of this analysis, non-accruing loans are not included in the average balances.
[2]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

Noninterest income

Noninterest income was $5.4 million in the first nine months of 2009, a $1.9 million, or 54.7%, increase over the comparable period of 2008. Gain on sale of assets, including gains on sale of securities, increased $1.6 million as a result of more gains on sales of securities ($1.8 million) and fewer losses on fixed asset dispositions ($160,000), partially offset by losses on loan sales ($240,000), foreclosed property losses ($63,000) and lower secondary market income ($49,000). Trust fees declined $219,000 compared to the first nine months of 2008 due to the decline in market values and investors’ shift from equities into cash and bonds which produce lower revenue streams. Assets under administration increased $294.5 million or 66.9% to $734.5 million at September 30, 2009. Service charges and other fee income increased $494,000 over the first nine months of 2008 as a result of hedge ineffectiveness and termination of the derivative transaction ($382,000), greater service charge income ($225,000) partially offset by lower other income ($113,000).

Noninterest expense

Noninterest expense totaled $96.7 million for the first nine months of 2009, an increase of 192.2% or $63.6 million compared to the same period of 2008. The majority of the increase is explained by the $62.0 million goodwill impairment charge. Other increases occurred in the areas of regulatory assessments ($1.1 million) driven by the FDIC special assessment, repossession expenses ($685,000) related to the increase in foreclosed property, professional fees ($577,000), other losses ($370,000), occupancy ($269,000) and data processing ($196,000). These increases in expense were partially offset by decreases in salaries and benefits ($967,000), office supplies ($230,000) and travel ($181,000).

Provision and Allowance for Loan Losses

The provision for loan losses for the first nine months of 2009 was $42.2 million, up $33.7 million (398.4%) from the same period last year. This increase was necessitated primarily by an increased level of net charge-offs due to the continued weakness in real estate values. There were $34.0 million in net charge-offs during the first nine months of 2009, resulting in a ratio of net charge-offs to average loans of 3.91% compared to 0.96% for the first nine months of 2008. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Florida markets.

There were $150.1 million in nonperforming loans at September 30, 2009, compared to $29.1 million at September 30, 2008. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Loans thirty to eighty-nine days delinquent increased to $62.6 million at September 30, 2009 from $37.3 million at September 30, 2008.

Income Taxes

Income tax benefit for the first nine months of 2009 was $16.0 million, as compared with $1.9 million for the first nine months of 2008, representing effective tax rates of 15.2% and 36.6%, respectively. The effective tax rate was lower than the statutory tax rate in the current year primarily due to the goodwill impairment charge. Additional information regarding income taxes can be found in Note 8 to the consolidated financial statements filed with the Company’s 2008 Form 10-K.

The effective tax rate for the first nine months of 2009 also reflects the tax treatment of the $62.0 million goodwill impairment charge. Since the majority of the Company’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the $62.0 million charge.

ALLOWANCE FOR LOAN LOSSES

The Board of Directors of each Bank is responsible for overseeing the establishment of an appropriate level of the Allowance for Loan and Lease Losses in compliance with generally accepted accounting principles. An evaluation of the level of allowance for loan losses is performed on a recurring basis, and at least quarterly.

Homogenous Loan Pools

In September 2009, the Banks established general reserve allocations as a percentage of loans for homogeneous pools of loans where each category demonstrates similar risk characteristics. The reserve metrics are monitored and adjusted for adequacy on a quarterly basis. The following table sets forth, as of September 30, 2009, our reserves as a percentage of loans for each loan category:

Homogeneous Loan Pool	2008 All Banks	2009 BOF-Southwest	2009 BOF-Southeast	2009 BOF-Tampa Bay
Residential Land & Construction	1.30%	6.45%	4.00%	15.95%
Land & Construction	1.30%	2.50%	1.90%	1.85%
Home Equity Loans (Lines on 1-4 Family)	1.00%	2.10%	1.65%	0.80%
1-4 Family Non Revolving	0.70%	1.60%	1.60%	0.75%
Multifamily	0.70%	0.65%	0.55%	0.55%
Commercial Real Estate Owner Occupied	0.75%	0.75%	0.70%	0.75%
Commercial Real Estate Non-Owner Occupied	0.80%	0.95%	0.85%	0.90%
Commercial Non Real Estate Secured	1.00%	3.00%	1.05%	0.95%
Consumer and Other Loans	1.50%	1.40%	1.05%	0.80%

Management has derived loss rates to each loan category to determine the appropriate level of allocation for that loan segment based on a 3 year loan loss history. Qualitative and environmental factors are used to adjust the historical loss rates which range between 10 and 75 basis points and include the following:

•	Levels of and trends in delinquencies, non-accruals, and impaired loans;

•	Levels of and trends in charge-offs and recoveries;

•	Trends in volume and terms of loans;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices;

•	Experience, ability, and depth of lending management, loan review, and other relevant staff;

•	National and local economic trends and conditions;

•	Industry conditions; and

•	Effects of changes in credit concentrations.

The factors are validated by the Banks’ history as well as economic reports and data. The trend of credit losses and delinquencies in the loan portfolio has increased dramatically since late 2008 and has begun to shift from the residential sector to commercial real estate. As criticized loans migrate to a non-performing status, the specific loan is measured individually for impairment. If the loan reserve is determined to be other than temporary, the loan is charged down to its fair market value. Management is of the opinion that the allowance for loan losses are well supported and appropriate based on the following economic factors.

Delinquency and Non-Accrual Loans

The historical loss experience for the Bank of Florida Corporation’s subsidiary banks has been nominal up until late 2008. According to information available from the Federal Financial Institutions Examination Council’s (FFIEC) Uniform Bank Performance Report (UBPR) summarized below, since 2005 each affiliate Bank has generally experienced a below UBPR peer group net loss as a percentage of average total loans and leases. However, the recent economic downturn within the Banks footprint has caused each Bank to exceed its peers in both the first and second quarter of 2009 and 2008 for all markets.

This is a direct result of shared intercompany credits and further deterioration in the overall market conditions of Florida. The Southwest market continues to outpace the norm as the real estate market decline had greater overall impact on the Southwest Florida economy.

Year	BOFL - SW	UBPR PEER	BOFL - SE	UBPR PEER	BOFL - TB	UBPR PEER
Q209	17.25%	4.28%	8.96%	4.28%	9.02%	5.36%
Q109	15.64%	4.26%	8.75%	4.26%	9.50%	5.10%
2008	9.26%	3.59%	5.80%	3.59%	5.53%	3.63%
2007	2.67%	2.22%	0.31%	2.22%	0.20%	1.53%
2006	0.07%	1.42%	0.26%	0.97%	1.29%	0.70%
2005	0.22%	1.28%	0.00%	0.60%	0.00%	0.00%

Uniform Bank Performance Report - % Total P/D LN & LS including Nonaccrual

Changes in Charge-Offs and Recoveries

The historical loss experience for the Banks has been very minimal and below peers, with the exception of the Southwest Florida market in 2008 and Q109-Q209. The recent economic downturn within the Banks footprint has caused the Banks to exceed their peers in the first and second quarter of 2009 as well as 2008 for the Southwest market.

Year	BOFL - SW	UBPR PEER	BOFL - SE	UBPR PEER	BOFL - TB	UBPR PEER
Q209	3.01%	0.70%	3.17%	0.70%	4.46%	0.85%
Q109	4.10%	0.50%	2.34%	0.50%	5.15%	0.65%
2008	1.32%	0.51%	0.30%	0.51%	0.15%	0.48%
2007	0.08%	0.18%	0.00%	0.18%	0.00%	0.12%
2006	0.05%	0.11%	0.08%	0.14%	0.00%	0.04%

Uniform Bank Performance Report - Net Loss to Average Total LN & LS

Florida Outlook

The following table exemplifies the substantial increase in unemployment rates within the Bank’s footprint as of August 31, 2009 dating back to 2006:

Group	3Q09	2008	2007	2006
National	9.80%	7.10%	4.80%	4.30%
Florida	10.70%	7.80%	4.40%	3.00%
Collier County	12.60%	8.10%	4.70%	2.50%
Lee County	13.50%	10.00%	5.70%	2.70%
Broward County	9.50%	6.80%	4.00%	2.70%
Dade County	11.70%	7.00%	3.90%	3.50%
Palm Beach County	11.30%	7.80%	4.60%	3.10%
Hillsborough County	11.10%	7.80%	4.40%	2.90%
Pinellas County	10.90%	8.00%	4.40%	2.80%

As illustrated in the table above both Lee and Collier County continue to experience one of the highest unemployment rates in the state. The high unemployment rates are due to the heavy reliance on real estate activity for employment and lack of industry as compared to Florida’s larger markets.

The general investment outlook for Florida real estate, though still mixed, improved according to the University of Florida Bergstrom Center for Real Estate Studies. Expectations for single family residential absorption increased dramatically for the second consecutive quarter while downward pressure on prices eased.

The outlook for single family development increased, while the outlook for condo development remains mixed but also has increased while the investment outlook for market rate apartments improved substantially. As foreclosures continue to be processed, more people are expected to move into the rental market for their housing needs. Apartments will continue to compete against single family homes and condos that have converted to rentals due to the high for sale inventory.

The outlook for occupancy increased in all property types with the exception of Class A office and industrial flex space. Over most property types the outlook is for no further change in occupancy. Cap rates continued to increase over all property types this quarter. The outlook is for cap rates to be stabilized over most property types with the expectation that rates will increase.

The vacancy rate of commercial properties in the seven counties within the Bank’s footprint, have all experienced increases in vacancy rates from approximately 7% to 9% in December 2008 to between 9% and 12% in September 2009.

The housing bust is clearly Florida’s largest immediate problem. Single-family housing is extremely overbuilt, particularly along Florida’s Central Atlantic Coast, in Southwest Florida, in Central Florida, in the outlying areas around Orlando and in many other of the outlying areas around the state’s other major employment centers. Permits for new single-family homes have tumbled 90 percent from their peaks nearly four years ago and the inventory of vacant, developed lots remains excessive throughout much of the state. Condominium development also got considerably out of balance, with far too many high-end units built in Miami, the Florida panhandle and many other metropolitan areas.

Weakness in the regional housing market is expected to persist for the rest of 2009, particularly in light of tighter lending standards and rising foreclosure rates. Florida inventory levels are expected to remain high, particularly in the condominium market as buildings are completed and added to the already growing inventory numbers. Across the southeast, foreclosures are expected to add to available inventory and hold down housing prices. An optimistic forecast would be declines in housing activity for the southeast will most likely continue through 2009, with a subdued recovery coming afterward. However, weak housing demand may persist beyond 2009, especially if some borrowers lack access to affordable credit. The full extent of the impact of foreclosures on housing prices and housing wealth is also uncertain based on most economic reports.

Florida’s important leisure & hospitality sector came under pressure as the number of visitors to the state declined for the first time in seven years in 2008. Conditions began to deteriorate about one year ago and virtually every measure of tourist activity is now off sharply, including visitor counts, airport traffic, rental car tax receipts, theme park attendance and hotel occupancy rates. The only positive has been in-state travel by Florida residents, which has increased as more people are staying close to home and opting for lower-cost vacations. Even though the worst of the recession may be behind us, a true turnaround in tourism is likely more than a year away. The Conference Board’s latest survey of Consumer Confidence shows fewer households planning a vacation within the United States during the next six months than any other time since the survey began back in 1978. The U.S. Department of Commerce recently projected international travel to the United States, which accounts for 5.3 million visitors to Florida, will not recover until 2010.

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

The Company’s banking subsidiaries are members of the Federal Home Loan Bank. Subject to certain collateral verification requirements, Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay may borrow up to 20%, 15% and 10%, respectively, of their outstanding assets from the Federal Home Loan Bank. At September 30, 2009, the Company had $118.5 million in outstanding borrowings from the FHLB of its present $170.0 million line, and there was $119.2 million in other available lines from correspondents.

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

The Company’s rate sensitive assets are those earning interest at variable rates and those with contractual maturities within one year. Rate sensitive assets therefore include both loans and available-for-sale securities. Rate sensitive liabilities include interest-bearing checking accounts, money market deposit accounts, savings accounts, time deposits and borrowed funds. The Company’s balance sheet is liability sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate re-pricing as interest rates change in the market. During periods of rising rates, this results in decreased net interest income. The opposite occurs during periods of declining rates.

The Company may enter into interest rate swaps which provide for the Company to receive payments at a fixed rate in exchange for paying a floating rate on certain loans. Management believes that entering into the interest rate swaps may help manage the Company’s exposure variabilities in cash flows due to changes in the level of interest rates. It is the Company’s objective to hedge the change in cash flows, and maintain coverage levels that are appropriate, given anticipated or existing interest rate levels and other market considerations, as well as the relationship of change in this asset to other assets of the Company. To meet this objective, the Company may utilize interest rate swaps as an asset/liability management strategy. These interest rate swap agreements are contracts to make a series of floating rate payments in exchange for receiving a series of fixed rate payments.

Capital

The Federal Reserve Board and other federal bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total average assets as defined by a leverage ratio.

The federal bank regulators define five classifications for measuring capital levels, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered (national market) deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

During the second and third quarter of this year, as part of the on-going initiative to support capital levels, insiders of the Company and other accredited investors placed $4.3 million in the Company which contributed to the improvement of capital at the bank level. The Company and each of the subsidiary banks were considered adequately capitalized as of September 30, 2009. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 5.60%, 6.73% and 9.28%, respectively, as of September 30, 2009, which are consistent with the subsidiary banks’ capital ratios.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2009, follows (in thousands):

Contract Amount
Standby letters of credit	$3,476
Undisbursed lines of credit	$99,447
Commitments to extend credit	$15,806

Supervisory Actions

Subsidiary Bank Corrective Resolutions

On June 12, 2009, each of our wholly-owned bank subsidiaries received a proposed memorandum of understanding (“MOU”) from the Florida Office of Financial Regulation (the “OFR”). With the OFR’s consent and approval, the board of directors of each of our subsidiary banks voluntarily adopted corrective resolutions (“Corrective Resolutions”) in lieu of the proposed MOUs. The final Corrective Resolutions, adopted by the board of directors of each of our subsidiary banks on August 20, 2009, are specific to each of our subsidiary banks, but contain similar provisions and requirements, some of which are summarized below.

The board of directors of each of our subsidiary banks agreed to the following provisions in the applicable Corrective Resolutions:

•

Ensure that each subsidiary bank remains “well capitalized” at all times. Prepare and submit a capital plan to the OFR and the Federal Deposit Insurance Corporation (“FDIC”) to achieve, by December 31, 2009, a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to achieve by June 30, 2010, a total risk-based capital ratio of at least 12%.

•

Prepare and submit a written risk reduction plan to reduce, in the aggregate, the balance of assets classified as “Substandard,” “Doubtful” or “Loss” according to a specific schedule for each subsidiary bank.

•

Direct management to systematically reduce the subsidiary bank’s concentration in high-risk commercial real estate loans, which include land, non-owner occupied commercial construction and residential construction loans.

•

Amend the subsidiary bank’s liquidity policy to address and take into consideration the bank’s liquidity objectives and current risk profile, including a reduction in the net non-core funding dependence ratio to a specified percentage by December 31, 2010, with ongoing efforts to further reduce its dependence, and review the liquidity policy annually for adequacy and make appropriate revisions to the liquidity policy when necessary.

•

Submit to the OFR and the FDIC a strategic business plan and a comprehensive annual budget and earnings forecast for the remainder of 2009 and for 2010 and direct management to prepare a report detailing the subsidiary bank’s actual performance compared with the strategic plan and budget at each regular meeting of the subsidiary bank’s board of directors.

•	Amend the subsidiary bank’s written policies and procedures to address examination report comments and recommendations regarding the use of interest reserves.

•	Establish a sound ALLL methodology, submit the revised ALLL methodology to the OFR and the FDIC for review and comment and review the adequacy of the ALLL prior to the end of each calendar quarter.

•	Notify the OFR and the FDIC in writing when the subsidiary bank proposes to add any individual to its board of directors or employ any individual as an executive officer.

•

Furnish quarterly progress reports to the FDIC and the OFR along with a report detailing the subsidiary bank’s actual performance compared with the strategic plan and budget presented at each regular board meeting.

•

Refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the subsidiary bank that has been charged off or classified as collected.

Commercial real estate loans at each of our subsidiary banks increased due to loan commitments previously made. We believe our subsidiary banks are in compliance with the Corrective Resolutions except that the subsidiary banks will not be considered “well capitalized” as of and following September 30, 2009. Furthermore, we will not be in compliance with the capital requirements that will be effective as of December 31, 2009 and June 30, 2010 until and unless we raise additional capital. We anticipate needing approximately $71 million of additional Tier 1 regulatory capital in our subsidiary banks to meet the December 31, 2009 capital requirements under the Corrective Resolutions.

FDIC Actions

Based upon the financial condition of our subsidiary banks, and subsequent correspondence with the FDIC, the FDIC has informed us that: (1) each of the subsidiary banks must notify the FDIC and the OFR before adding or replacing a member of their respective boards of directors or employing any person (including any existing employee) as a senior executive officer, and (2) the subsidiary banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties. In addition, based on the subsidiary banks’ financial condition late in the third quarter, including additional internally classified loans, non-performing assets, and capital level and earnings performance, we understand that the FDIC plans to pursue and implement formal enforcement actions with respect to our subsidiary banks in the form of cease and desist orders (“FDIC Orders”), although discussions with the FDIC have indicated that the FDIC may pursue similar forms of formal written enforcement actions.

We currently expect the FDIC Orders will focus on the areas addressed by our existing Corrective Resolutions to raise and maintain certain capital ratios, to improve asset quality, to reduce non-core funding dependence, and to reduce our commercial real estate loan concentrations, although the scope and terms of any FDIC Orders or any other action that the FDIC may take is unknown.

Our subsidiary banks must obtain prior approval from the FDIC before engaging in any transactions that would materially change the composition of their balance sheets. Such transactions include any transaction or transactions that would increase a subsidiary bank’s total assets by 5% or more, or that would significantly change the subsidiary bank’s funding resources, such as by increasing brokered deposits or other potentially volatile funding sources. In addition, our subsidiary banks cannot pay dividends to the Company without prior FDIC approval.

Company Resolutions

The Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On June 12, 2009, we received a letter from the Federal Reserve Bank of Atlanta (the “Reserve Bank”) requiring us to provide advance notice to the Reserve Bank before appointing any new directors or senior executive officers, which the Federal Reserve may approve or disapprove, or entering into any agreement to provide indemnification or severance payments. The letter also requested our Board of Directors to adopt certain resolutions (the “Board Resolutions”). Our Board of Directors adopted the Board Resolutions on October 19, 2009.

The Board Resolutions provide that the Company is prohibited, without prior Federal Reserve approval, from incurring debt, including trust preferred securities; declaring or paying dividends including the payment of dividends on our outstanding Series B Preferred Stock; reducing the Company’s capital position by purchasing or redeeming any shares of our capital stock except for any redemption of shares of our outstanding Series B Preferred Stock following an equity offering of not less than $30 million; and making any payment representing a reduction of capital other than the payment of normal and routine operating expenses. The Board Resolutions also require our Board of Directors to submit financial statements and confirmation of compliance with the Board Resolutions.

        Prior to the adoption of the Board Resolutions, we made a dividend payment of approximately $105,900 in October 2009 on the 172 shares of outstanding Series B Preferred Stock, representing the dividends accrued on Series B Preferred Stock through September 30, 2009. In addition, if and when an offering of our common stock is consummated, we have the obligation to redeem outstanding shares of Series B Preferred Stock from holders who have not elected to convert their shares into shares of our common stock. See “—Conversion or Redemption of Series B Preferred Stock.”

Rescission Offer

From March, 2005 through October 2009, participants in our 401(k) Plan purchased shares of our common stock for an aggregate purchase price of approximately $2.2 million. These transactions were not exempt from the registration requirements of federal securities laws and we did not seek to register those transactions under such laws. Accordingly, the shares of our common stock purchased in the 401(k) Plan were likely purchased in violation of federal securities laws, and may be subject to rescission. In order to address this issue, we intend to make a rescission offer to the purchasers of those shares and will use our best efforts to do so by December 15, 2009. We will pay for shares properly delivered for rescission subject to the approval of such payments by the Federal Reserve as required by our Board Resolutions. If our rescission offer is accepted by all offerees, we could be required to make aggregate payments to those participants of up to approximately $2.2 million, including statutory interest. At this time, we are not aware of any claims for rescission against us and we do not expect our aggregate exposure under federal securities laws to exceed approximately $2.2 million.

Our making this rescission offer may not terminate a purchaser’s right to rescind a sale of securities that was not properly registered or otherwise exempt from registration. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under federal law for the purchase price of these shares up to the aggregate amount of approximately $2.2 million, including statutory interest.

Additionally, we may have been required to file Annual Reports on Form 11-K for the 401(k) Plan for 2005, 2006 and 2007. If we ultimately determine that such filings were required, we will use our best efforts to file such reports.

Capital Levels of Subsidiary Banks

All of our subsidiary banks are “adequately capitalized” for bank regulatory purposes as of September 30, 2009, effective no later than the filing of the subsidiary banks’ call report with the FDIC. Until our subsidiary banks become “well capitalized” again, they will be prohibited from accepting, renewing or rolling over brokered deposits, including all CDARs, without a waiver from the FDIC. We currently expect to apply for a waiver of this rule until our subsidiary banks are “well capitalized,” but such waiver may not be granted. In addition, during any period when not deemed to be “well capitalized,” our subsidiary banks will not be able to offer an interest rate on our deposits that is 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts and maturities in the subsidiary banks’ normal market area or the national rates released by the FDIC periodically. Below are the estimated regulatory capital ratios and regulatory capital classifications for our subsidiary banks as of September 30, 2009.

	Banks minimum “well capitalized” capital ratios for regulatory purposes*	Specific minimum capital ratios required by Corrective Resolutions as of December 31, 2009*	Bank of Florida- Southwest	Bank of Florida- Southeast	Bank of Florida- Tampa Bay	Bank of Florida Corporation
Tier 1 leverage capital ratio	5.00%	8.00%	4.40%	5.95%	5.96%	5.60%
Tier 1 risk-based capital ratio	6.00%	6.00%	5.46%	7.15%	6.96%	6.73%
Total risk-based capital ratio	10.00%	11.00%	8.43%	9.80%	8.24%	9.28%

*	The FDIC has not provided a specific higher Tier 1 risk-based capital ratio for our subsidiary banks. The well-capitalized minimums and the bank-specific minimums required by the Corrective Resolutions are not applicable to the Company.

The foregoing are minimum capital ratios. Our regulators may require higher capital levels than the minimums based on our particular risk profile, including our financial history or condition, managerial resources and/or the future earnings prospects of our bank subsidiaries, the risks of our concentrations of credit, volume of assets classified substandard, doubtful or loss or otherwise criticized. Our subsidiary banks have agreed in the Corrective Resolutions to achieve and maintain a minimum of 8% Tier 1 leverage capital and total risk-based capital ratios of 11% by December 31, 2009, with the minimum total risk-based capital ratio increasing to 12% by June 30, 2010. Additional or higher minimum capital requirements could be imposed by our regulators.

Future Outlook

External Loan Review and Stress Test

        We have utilized outside loan review firms to assist us in evaluating our loan portfolios. In August 2009, we retained an outside loan review firm experienced in Southeast banks to review our loan portfolio as of August 7, 2009. About 46% of our loan portfolio was reviewed, including our largest loan relationships and samples of our classified loans, including 87% of our loans past due 90 or more days. The loan review assessed our loan portfolio’s level of risk, including:

•

potential credit losses (both expected losses covered by our ALLL, and unexpected credit losses, not covered by the ALLL and which must be absorbed by the Company’s tangible common equity), and potential additions to classified loans;

•	management of loans on our “watch list” and loans assigned to our Special Assets Division; and

•	quality of files and loan documents.

Management has utilized the information accumulated from this loan review and internal loan reviews to project the potential allowance which may be necessary at later dates. Our projections assume the migration of currently performing loans to classified or non-performing status. This projected migration would also impact the level of impaired assets requiring specific allocation or chargeoff if they were then deemed to be collateral dependent. As of September 30, 2009, management believes the loans are properly classified and we estimate cumulative potential credit losses (including amounts provided in our ALLL) in the following ranges:

Low	$61 million reflecting lower losses on liquidations of loan collateral over the next 18 to 36 months, together with slightly improving unemployment and housing prices.

Medium	$80 million reflecting higher liquidation discounts on other real estate owned, little or no change in Florida unemployment and housing, but with increasing levels of troubled commercial real estate loans.

High	$100 million reflecting higher expected and unexpected losses, along with unemployment levels in Florida that are 0.75% – 1.00% above August 2009 levels and further deterioration in residential and commercial real estate prices.

We considered this external loan review, among other things, when we made our provisions for loan losses and added to our ALLL in the third quarter of 2009. As part of this process, assuming our projected migration of loans is correct, additional provisions of $30 million and additional charge-offs of $25 million in the fourth quarter of 2009 will be required.

At the beginning of September, prior to making the estimates above based upon external and internal loan reviews, we engaged Promontory Financial Group, LLC to prepare a stress test of our loan portfolio and capital position. Promontory’s approach was based on the federal regulators’ Supervisory Capital Assessment Program (or “SCAP”), modified in an attempt to reflect the risk inherent in our loan portfolio and the markets in which we operate, based on the information available to Promontory. This stress test indicated that our credit losses over the next two years could total $131 million. Under the capital ratio targets applied to the banks that were part of the SCAP program, those losses would indicate a need for an additional $27 million in common equity and $52.8 million in capital that qualifies as Tier 1 regulatory capital. While the SCAP-type analysis was conducted using common equity and Tier 1 regulatory capital targets, the losses forecasted under this analysis also indicate a need for an additional $72 million in total risk-based capital for regulatory purposes. These capital requirements do not reflect the heightened capital ratios required of us under our Corrective Resolutions and which may be required under any future regulatory enforcement actions. See “— Subsidiary Bank Corrective Resolutions.” We anticipate needing approximately $71 million of additional Tier 1 regulatory capital in our subsidiary banks to meet the December 31, 2009 capital requirements under the corrective resolutions as described below.

The stress test is not a prediction or forecast of what is most likely to happen to our portfolio. Instead, it is an estimate of losses that we might incur if the current economic environment continues to worsen to circumstances like those seen during the Great Depression of the 1930s. Since it was used as a tool to estimate or predict the effects of extreme and rare conditions that involve various judgments and assumptions, the stress test is imprecise and its results may or may not be realized.

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

Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2008, which reflect changes in market prices and rates, can be found in note 20 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe there have been no significant changes in our market risk exposure since December 31, 2008.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Hacker, Johnson & Smith PA, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2008.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the nine months ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Risks Related to the Conduct of Our Business

Current levels of market volatility have been significant, and negative conditions and new developments in the financial services industry and the credit markets have and may continue to adversely affect our operations, financial performance and stock price.

The capital and credit markets have been experiencing volatility and disruption for more than a year. The markets have placed downward pressure on stock prices and the availability of capital, credit and liquidity has been adversely affected for many issuers, in some cases, without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and credit, and on our business, financial condition (including liquidity) and results of operations.

Uncertainty about the economy and its direction with the expectation for little or no economic growth as well as high unemployment during the next 12-18 months has adversely affected the financial markets. Loan portfolio performances have deteriorated at many financial institutions, including ours, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting loans. The competition for deposits has increased significantly due to liquidity concerns. Stock prices of bank holding companies, like ours, have been negatively affected by the recent and current conditions in the financial markets, as has our ability, if needed, to raise capital, compared to prior years.

Recent legislation and government actions in response to market and economic conditions may significantly affect our operations, financial condition, and earnings.

In response to this financial crisis affecting the banking system and financial markets, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these and other laws and government actions:

•

the U.S. Department of the Treasury, or “Treasury,” has provided capital to financial institutions and adopted programs to facilitate and finance the purchase of problem assets and finance asset-backed securities via the Troubled Assets Relief Program, or “TARP”;

•

the FDIC has temporarily increased the limits on federal deposit insurance and has also provided temporary liquidity guarantee, or “TLG”, of all FDIC-insured institutions and their affiliates’ debt, as well as deposits in noninterest-bearing transaction deposit accounts; and

•	the federal government has undertaken various forms of economic stimulus, including assistance to homeowners in restructuring mortgage payments on qualifying loans.

TARP and the TLG are winding down, and the effects of this wind-down cannot be predicted.

In addition, the federal government is considering various proposals for a comprehensive overhauling reform of the financial services industry and markets and coordinating reforms with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences.

Changes in business and economic conditions, in particular those in the Florida markets in which we operate, could continue to lead to lower revenue, lower asset quality and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to economic conditions in Southwest and Southeast Florida and Tampa Bay, Florida. These local economies are heavily affected by population inflows, real estate, tourism and other service-based industries. Factors that could affect these local economies include declines in local population growth and tourism, higher energy costs, higher unemployment rates, reduced consumer or corporate spending, natural disasters or adverse weather, and the recent significant deterioration in general economic conditions. The current economic recession has been exacerbated by the declines in valuations of commercial and residential real estate in our markets after years of growth. Unemployment has also been significant, with an unemployment rate in excess of 11.0% for all of Florida, as of September 30, 2009. A sustained economic downturn could further adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

The Florida economy remains weaker than in recent years. We believe population growth has stabilized for the State of Florida, but at a lower level than recent years. Visitor arrivals remained lower than in previous years and unemployment levels increased with similar trends expected for the remainder of 2009 and into 2010. We continually monitor changes in the economy, including population growth, levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. These trends have contributed to an increase in our non-performing loans and reduced asset quality. If market conditions remain at current levels or deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our collateral supporting loans, the losses associated with loans, and the net realizable value of other real estate owned.

The real estate market could cause further increases in delinquencies and non-performing assets, including loan charge-offs.

Declines in the housing and commercial real estate markets over the past two years have negatively affected credit performance of many financial institutions’ loans, including ours. Many lenders have reduced and, in some cases, ceased providing funding to borrowers, including other financial institutions engaged in financing real estate. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, reduced confidence in the financial sector, and increased volatility in the financial markets all of which have adversely affected our business, financial condition and results of operations.

A significant portion of our loan portfolio consists of mortgages secured by real estate located in Collier and Lee Counties of Florida. We also have been generating a significant amount of real estate-secured loans in Broward, Palm Beach, Miami-Dade, Pinellas, and Hillsborough Counties. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. Over the past two years, real estate prices in each of our markets have significantly declined. This has affected our borrowers’ ability, especially in the case of land, construction and development loans to sell properties to realize sufficient proceeds to repay our loans. If real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be further reduced. This could increase the number of problem loans and the value of our other real estate owned and adversely affect our financial performance and condition.

As of September 30, 2009, our residential real estate secured loans, including lines of credit secured by real estate, and commercial real estate secured loans comprised 21.4% and 68.6% of our loan portfolio, respectively. Continuation of the downturn could further depress our earnings and our financial condition because:

•	an increasing number of borrowers may not be able to or may choose not to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline further;

•	the quality of our loan portfolio may decline further; and/or

•	customers may not want or need our products and services.

Any of these could cause further increases in delinquencies and non-performing assets or require us to charge off a higher percentage of our loans and/or increase substantially our provision for loan losses, any of which could result in future losses and reductions in our capital.

We have incurred cumulative losses since we commenced operations and expect to incur losses in the future.

Since commencing operations on August 24, 1999, we have incurred an accumulated deficit of approximately $104.0 million through September 30, 2009. This deficit is due to the substantial increase in provision for loan losses, the costs of establishing and carrying out our business strategy, which included establishing our subsidiaries and infrastructure, especially before 2008, and loan losses and the continuing expansion of banking activities in our markets.

We had a net loss of $78.1 million for the three months ended September 30, 2009, primarily due to $25.7 million of provisions for loan losses, as well as writing off all $62.0 million of our goodwill. We expect to incur losses through much of 2010. We cannot provide any assurances that we will not incur additional losses, especially in light of economic conditions that continue to adversely affect our borrowers and our local markets. Further losses in 2010 could require us to access additional capital, which may or may not be available. Losses subsequent to September 30, 2009, will reduce our capital and may require us to write down or write off $13.5 million of deferred tax assets.

We expect further formal regulatory enforcement actions that could have a material adverse effect on our business, operations, financial condition, results of operations or the value of our common stock.

In August 2009, the board of directors of each of our subsidiary banks adopted Corrective Resolutions proposed by the OFR pursuant to which we agreed, among other things, to increase capital levels, decrease commercial real estate loan concentration, improve asset quality by reducing classified assets, and take steps to increase earnings and decrease reliance on brokered deposits and non-core deposits In addition, at the request of the Federal Reserve, our board of directors adopted the Board Resolutions, which prohibit us from incurring debt or reducing our capital through dividends, stock repurchases or other non-routine expenditures (other than redemption of our Series B Preferred Stock in certain offerings) without prior Federal Reserve approval.

We expect the FDIC to pursue formal enforcement actions through the FDIC Orders. We currently expect the FDIC Orders will focus on matters contained in the current Corrective Resolutions, such as requirements for our subsidiary banks to raise and maintain certain capital ratios; to increase earnings; and to reduce classified assets, non-core funding and commercial real estate loan concentrations. However, there can be no assurance as to the scope or terms of any particular FDIC Order. The FDIC Orders could require more capital than may be available to our subsidiary banks from proceeds of this offering. Other regulatory authorities could take enforcement actions against the Company or the subsidiary banks.

If we are unable to comply with the Corrective Resolutions by raising enough capital, improving our asset quality and commercial real estate loan concentration, reducing core funding usage and increasing earnings, or fail to comply with the Board Resolutions, pending or any other subsequent enforcement actions against us or our subsidiary banks, we could become subject to additional, heightened enforcement actions and orders. The terms of any such enforcement action could have material adverse effects on our business, operations, financial condition, results of operations and the value of our common stock.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, brokered and other non-core deposits, and short- and long-term debt. Non-core deposits, including brokered deposits and certificates of deposit over $100,000, constituted 48% of our total deposits as of June 30, 2009 and 42% of total deposits as of September 30, 2009. As of September 30, 2009, 63% of our non-core deposits were scheduled to mature within one year or less. As a result of being less than well-capitalized as of September 30, 2009, we will not be able to accept, renew or rollover brokered deposits (including deposits through the CDARs program) absent a waiver from the FDIC. We also are limited in the rates we may pay on any deposits. The FDIC also has restricted us from significantly changing our funding sources by increasing brokered deposits or other potentially volatile funding sources.

Our subsidiary banks are also members of the Federal Home Loan Bank of Atlanta, or “FHLB”, and the Reserve Bank, where we can obtain advances collateralized with eligible assets. We also maintain a portfolio of securities that can be used as a secondary source of liquidity. Our access to funding sources, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of additional preferred or common securities in public or private transactions, may not be available to us when needed as a result of regulatory actions or otherwise, or on reasonably acceptable terms or conditions.

Since late 2007, and particularly during the second half of 2008 and through 2009, the financial services industry and the credit markets generally have been materially and adversely affected by reduced availability of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many larger correspondent lenders have significantly curtailed their lending to regional and community banks due to the increased levels of losses that they have suffered on such loans. In addition, many of the larger correspondent lenders have reduced or even eliminated Federal Funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

Our liquidity, on a parent-only basis, is adversely affected by our current inability to receive dividends from our subsidiary banks. In addition, the Board Resolutions prohibit us from incurring debt at the holding company level, including debt associated with trust preferred securities, without prior approval from the Reserve Bank. Our liquidity, on a consolidated basis, is also adversely affected by our subsidiary banks’ restricted access to additional non-core deposits pursuant to regulatory restrictions. Bank of Florida-Southwest and Bank of Florida-Southeast are required to reduce their respective net non-core funding dependence ratios from 45.96% and 40.68% as of September 30, 2009, to 40% by December 31, 2010. Bank of Florida-Tampa Bay is required to reduce the dependence ratio from 40.08% as of September 30, 2009, to 35% by December 31, 2010. There is no guarantee that our subsidiary banks will be able to achieve such ratios timely, or that we will be able to meet our liquidity needs. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate funding is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At September 30, 2009, our non-performing loans were $150.1 million, or 11.98% of our loan portfolio, and our non-performing assets (which include non-performing loans) were $160.6 million, or 10.79% of total assets. In addition, we had approximately $62.6 million in accruing loans that were 30 to 89 days delinquent at September 30, 2009.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. We do incur the costs of funding problem assets and other real estate owned, however. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Pursuant to the Corrective Resolutions, our subsidiary banks have resolved to reduce classified assets according to a bank-specific schedule, and the pending FDIC Orders, could impose additional requirements. There can be no assurance that: (i) we will be able to reduce our non-performing assets timely; (ii) that we will not experience further increases in non-performing loans in the future; or (iii) we can reduce our non-performing assets consistent with the Corrective Resolutions or the FDIC Orders. Any of these actions may result in additional future credit losses and additional regulatory enforcement actions.

Losses from loan defaults may exceed the allowance we establish for that purpose, which will have an adverse effect on our business.

We maintain an ALLL to provide for anticipated losses inherent in our loan portfolio. The ALLL reflects management’s estimates and judgments of probable losses in the loan portfolio at the relevant balance sheet date. We evaluate the collectability of our loan portfolio and provide an ALLL that we believe is adequate based upon various factors including, but not limited to: the risk characteristics of various classifications of loans; previous loan loss experience; specific loans that have loss potential; delinquency trends; the estimated fair market value of the collateral; current economic conditions; the views of our regulators; and geographic and other loan concentrations, including commercial real estate concentrations.

We cannot be certain that our ALLL will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. The credit quality of our borrowers and the value of the collateral we hold for loans have deteriorated as a result of the economic downturn in our markets. If the credit quality of our customer base or their debt service behavior materially decreases further, if the risk profile of a market, industry or group of customers declines further or weaknesses in the real estate markets and other markets and the economy persist or worsen, or if our ALLL is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

As a result of the Corrective Resolutions, our subsidiary banks have amended their ALLL methodology and submitted the revised methodology to the OFR and the FDIC for review and comment. Our subsidiary banks also agreed to review the adequacy of the ALLL prior to the end of each calendar quarter. There is no assurance that we will not be required by our regulators to take additional provisions for loan losses in the future to further supplement the ALLL, or make other changes to our ALLL methodology or our loan impairment recognition practices, particularly if market or economic conditions worsen beyond those that we currently expect. Even if our regulators do not require us to take additional provisions for loan losses, we are projecting that additional provisions to the ALLL are needed and currently expect to add and make approximately $30 million of additional provisions for loan losses in the fourth quarter of 2009. Additions to our ALLL will reduce our earnings or increase loan losses and adversely affect our business, financial condition and results of operations.

Our exposure to credit and regulatory risk is increased by our commercial real estate and commercial and industrial lending.

Commercial real estate and commercial and industrial lending historically have had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At September 30, 2009, commercial real estate loans (including loans secured by mortgages on multifamily properties) increased to $670.3 million, and commercial and industrial loans increased to $113.2 million.

At September 30, 2009, non-performing commercial real estate (including construction and land development loans and multi-family residential loans) and commercial and industrial loans totaled $122.9 million and represented 9.8% of total loans compared to a balance of $52.6 million at December 31, 2008, which represented 4.1% of total loans.

Commercial real estate loans can be affected by adverse conditions in local real estate markets and the economy, generally because commercial real estate borrowers’ ability to repay their loans depends on successful development and the sale or leasing of their properties, or any other factors. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

A commercial business loan is typically based on the borrower’s ability to repay the loan from the cash flows of the business. Such loans may involve risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business. Because commercial real estate, commercial business and construction loans are vulnerable to downturns in the business cycle, further economic weakness could cause more of those loans to become non-performing. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

Pursuant to the Corrective Resolutions, the board of directors of each of our subsidiary banks adopted a plan to systematically reduce the amount of concentration of high-risk commercial real estate loans and has submitted such plans to the OFR. Each plan includes quarterly targets of high-risk commercial real estate loans as a percentage of capital or adjusted capital to implement such reduction before December 31, 2010. The plans also include procedures for monitoring compliance with the submitted plan and require our subsidiary banks to submit monthly reports to the OFR demonstrating progress.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

At June 30, 2009, we had a balance of $280.5 million in construction, land acquisition and development loans. At September 30, 2009, construction, land acquisition and development loans had decreased to $241.3 million, or approximately 19.2% of our total loan portfolio. Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values, especially in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental or occupancy rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. We may use establish a loan-funded interest reserve upon origination of construction, land acquisition and development loans based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the protection provided by the real estate and other collateral which allows our subsidiary banks to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. However, such practice must comply with relevant FDIC policies and guidances.

We are exposed to environmental liabilities with respect to properties we operate to which we take possession.

When we foreclose on commercial or industrial property or one deemed to “operate” collateral, we may become exposed to potential liability under applicable environmental laws. If hazardous substances are discovered on such property, we may be liable to governmental agencies or third parties for the costs of remediating the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. If we ever become subject to significant environmental liabilities, our financial condition, results of operations and cash flows could be materially and adversely affected.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. For real estate loans, there are risks that the appraisal we obtain from a third-party appraiser of the value of properties proves to be overstated or market values or rental occupancy rates decline, which may result in inadequate security for the repayment of the loan. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, the review and monitoring of our third-party appraisers and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external auditors. While these procedures should reduce our risks, such risks can never be eliminated.

The third-party review of our loan portfolio and the stress test are not forecasts or predictions of future results, performance or future capital adequacy.

Based on our internal projection and the third-party review of our loan portfolio and the stress test, we currently expect that an additional provision of $30 million and additional charge-offs of $25 million in the fourth quarter of 2009 will be required. Therefore, we anticipate needing approximately $71 million of additional Tier 1 regulatory capital in our subsidiary banks to be in compliance with the December 31, 2009 capital requirements under the Corrective Resolutions. This assumes, no unanticipated loan losses or deterioration in our credit quality, and no other charges against our earnings, such as write-downs or write-offs of our approximately $13.5 million of deferred tax assets as of September 30, 2009, or disqualification of any portion of the approximately $3.8 million of this asset currently included in our regulatory capital, and no further increases in the capital our regulators require us to hold. This also assumes that we realize our expectations regarding the number of shares of Series B Preferred Stock converted into shares of our common stock and the amount of our expected exposure with respect to our failure to register shares offered under our 401(k) plan. If our experience is worse, then the amount of capital we will need will be higher. “Prospectus Summary – Conversion or Redemption of Series B Preferred Stock” and – ”Recent Developments – Rescission Offer.” However, the outside review of our loan portfolio and stress test are not forecasts and should not be viewed as predictions of future results or performance, the adequacy of our provisions for loan losses or ALLL or future capital adequacy and the amount of capital that we would need under various stress scenarios. These third-party reviews were based upon numerous complex assumptions, estimates and judgments, which may not be realized. The capital we raise in this offering may not be sufficient to cover future losses under the adverse scenario projected in the Promontory loan review.

We are in default under two of our existing repurchase agreements, and our counterparty may exercise its rights under the agreements, which could materially and adversely affect our financial position, liquidity and earnings.

Two of our subsidiary banks are parties to similar master repurchase agreements and confirmations, or “Repos,” with Citigroup Global Markets, Inc. “Citi”. Pursuant to the Repos, each such subsidiary bank sold Citi $10.0 million of securities, subject to their obligation to repurchase such securities at a specific price in 2013. The Repos provide that if either of our subsidiary banks fails to remain “well capitalized” for regulatory purposes, an event of default will be deemed to have occurred under each of the Repos. We notified Citi that an event of default has occurred and is continuing under each of the Repos, and Citi has reserved all its rights upon an event of default under each Repo.

If Citi exercises its remedies under the Repos, then: (i) our subsidiary banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks; and (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercise its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected.

Changes in interest rates could continue to have significant adverse effects on our financial condition and results of operations.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, such as the loans and investments in our portfolio, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Market interest rates can change as a result of a number of unpredictable factors, including general economic conditions (domestic and foreign) and fiscal and monetary policies. These factors can be influenced, in turn, by events beyond our control, including inflation, recession, unemployment, changes in the money supply and domestic and international developments. Our net interest income is also adversely affected by our levels of non-performing assets which, while those do not generate increased income, require funding from interest-bearing deposits and other liabilities.

Interest rates are particularly sensitive to policy decisions of the Federal Reserve. From June 2004 to mid-2006, the Federal Reserve raised the Federal Funds rate from 1.0% to 5.25%. Beginning in September 2007, the Federal Reserve decreased the Federal Funds rates by 100 basis points to 4.25% at December 31, 2007, and has since reduced the target Federal Funds rate to a range between zero and 25 basis points. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining interest rates reflect efforts by the Federal Reserve to stimulate the economy, but may not be effective, and thus may negatively affect our results of operations and financial condition, liquidity and earnings.

Because we typically rely on short-term deposits to fund long-term loans and other investments, changes in the yield curve or in the maturity profile of our assets and liabilities can also adversely affect our business. When differences between short- and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income. Our net interest income may also be reduced if more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or if more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising. At September 30, 2009, we had $1.4 billion in interest sensitive assets compared to $1.3 billion in interest sensitive liabilities, resulting in a positive gap position of $89.2 million (or 6.0% of total assets).

We are also exposed to market risk due to the volatility of interest rates. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or the implied volatility of or expected changes in interest rates. We manage market risk by establishing and monitoring limits on the types and degree of risk undertaken. Additionally, a substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan or taking out a subordinate mortgage would be less attractive, and qualifying for a loan may be more difficult. An increase in interest rates may also affect our customers’ ability to make payments on their existing loans, which could in turn increase loan losses. In addition, higher interest rates could also increase our costs of deposits and borrowed funds.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

Our subsidiary banks and the trust company must meet regulatory capital requirements and maintain sufficient liquidity. Our ability to achieve these goals depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to satisfy these capital ratios and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The board of directors of each of our subsidiary banks has adopted Corrective Resolutions, which commit the respective subsidiary banks to remain “well capitalized” at all times and to reach by December 31, 2009 (and thereafter maintain), a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to reach, by June 30, 2010 (and thereafter maintain), a total risk-based capital ratio of at least 12%. Based on our current estimation, as of September 30, 2009, Bank of Florida – Southwest’s Tier 1 leverage capital ratio and total risk-based capital ratio were 4.40% and 8.43%, respectively; Bank of Florida – Southeast’s Tier 1 leverage capital ratio and total risk-based capital ratio were 5.95% and 9.80%, respectively; and Bank of Florida –Tampa Bay’s Tier 1 leverage capital ratio and total risk-based capital ratio were 5.96% and 8.24%, respectively. Any further enforcement action taken by our regulators, whether pursuant to the pending FDIC Order or otherwise, could require our subsidiary banks and/or the Company to maintain higher levels of capital.

Our failure to meet our regulatory capital requirements could result in further formal enforcement actions against us or our subsidiary banks and could further affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends, our ability to make acquisitions, and our business, results of operations and financial condition.

Our recent loan review indicated potential impairments of $60.9 to $99.7 million over the next twelve to twenty-four month period. Our recent stress test indicated potential impairments of $131 million over the next two years, which would result in a need for a minimum of $72 million in capital. Based on our reviews and judgments, taking into account the outside loan review and stress test, as well as the anticipated charge-offs of approximately $25 million and provisions for loan losses of approximately $30 million in the fourth quarter of 2009, we believe that we will need a minimum of approximately $71 million of additional capital to meet our regulatory capital requirements at December 31, 2009. Additional capital may be required by the FDIC Orders, as a result of additional losses that may be incurred, which may be the result of our being required to write-down or write-off our $13.5 million of deferred tax assets as of September 30, 2009, the amount payable to redeem shares of our Series B Preferred Stock, or the rescission offer to our 401(k) Plan participants. There is no assurance that we will be able to raise sufficient capital from this offering or otherwise to meet our regulatory capital requirements.

The need to account for assets at market prices may adversely affect our results of operations.

We report certain assets, including available-for-sale and trading securities and assets, at their fair values. Generally, assets required to be carried at fair value are valued based on quoted market prices or on valuation models that use market data inputs. Because we carry these assets on our books at their fair values, we may incur losses even if the assets in question present minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other than temporary impairments in future periods with respect to securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period. Other than temporary impairments may adversely affect our results of operations, including our financial condition and capital.

Our ability to realize our deferred tax assets may be reduced if our estimates of future taxable income and tax planning strategies do not support the carrying amount. The value of net operating loss carryforwards may be reduced as a result of the sale of our common stock in the present offering.

As of September 30, 2009, we had deferred tax assets of $13.5 million. These and future deferred tax assets may be reduced if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax assets. Furthermore, only a portion of our deferred tax assets, approximately $3.8 million, were allowed to be recognized in our regulatory capital at September 30, 2009.

We can provide no assurance that we will not be required to write-down or charge-off up to all of our deferred tax asset, or that we will not be required to reduce the amount of the deferred tax asset that is includable as capital for regulatory purposes. In the event of such write-downs, charge-offs or reductions, our capital needs will increase and we may not have sufficient capital or be able to raise the capital timely to meet our needs or regulatory requirements. Any capital raised may be dilutive to our existing shareholders and investors in this offering.

There is a significant likelihood that an offering of our common stock would cause a reduction in the value of our net operating loss (“NOL”) carryforwards realizable for income tax purposes. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.” The applicable rate for ownership changes occurring in the month of November 2009 is 4.33%.

If the amount or value of our deferred tax assets is reduced, the book value of our common stock and our regulatory capital ratios would decline.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than brokered deposits or other borrowings because local accounts typically reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio. As of September 30, 2009, brokered deposits accounted for approximately $256.2 million, or approximately 20.9%, of our total consolidated deposits. Our subsidiary banks, following the filing of their September 30, 2009 call reports, will not be able to accept, renew or roll over brokered deposits, including CDARs, or pay interest rates more than 75 basis points above prevailing market rates in our local markets or national rates released by the FDIC, and they will have to obtain FDIC’s approval before increasing their brokered deposits or other potentially volatile funding sources. Our subsidiary banks stopped accepting new brokered deposits and are limiting their renewal and roll over activities to reciprocal CDARs deposits as of October 29, 2009.

The costs of FDIC insurance and the TLG guarantees have increased and are expected to continue to adversely affect our results of operations.

FDIC insurance expense has increased substantially, from $748,900 in 2008 to $1.6 million for the first nine months of 2009, which includes a special assessment. We expect to pay significantly higher FDIC premiums in the future, especially until our regulatory capital and risk profile improve. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced its ratio of reserves to insured deposits. The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions. Our aggregate special assessment is $711,659 which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts guarantee program and debt guarantee program. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee pay the FDIC a fee for such guarantee. These actions have significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future. The FDIC has recently proposed requiring all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, to be collected on December 30, 2009, which is expected to further increase our noninterest expense in 2009, unless an exemption is granted by the FDIC. Our subsidiary banks’ insurance premiums will also increase as a result of becoming less than “well capitalized.” TLG’s debt guarantee program is expiring on October 31, 2009, unless extended by way of emergency guarantee facility through an application process. We have not made a decision whether we intend to apply for such extension under the debt guarantee program, which would impose a minimum fee of 300 basis points fee if we choose to participate in the extended program. TLG’s noninterest-bearing transaction account guarantee program is expiring on December 31, 2009 but will be automatically extended to June 30, 2010 unless we opt out from the extended period of the program. Institutions that participate in the extended program are required to pay 15 to 25 basis points annualized fee in accordance with its risk category rating assigned by the FDIC. Our management is still assessing whether we will participate in the extended program.

The Corrective Resolutions and the pending FDIC Orders applicable to us will require a deposit funding subject to higher FDIC insurance costs.

We operate in an environment highly regulated by federal and state government; changes in federal and state banking laws and regulations could have a negative impact on our business.

As a bank holding company, we are regulated primarily by the Federal Reserve. Our subsidiary banks are regulated primarily by the OFR and the FDIC. Federal and various state laws and regulations govern numerous aspects of our subsidiary banks’ operations, including:

•	capital adequacy, funding sources and financial condition;

•	permissible types and amounts of extensions of credit and investments;

•	permissible non-banking activities; and

•	restrictions on dividend payments.

Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. We also undergo periodic examinations by one or more bank regulatory agencies. The outcome of each examination depends in part on banking regulators’ judgments, based on information available to them at the time of the examination, and may be beyond our control. In addition, the laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Existing, pending and other regulatory enforcement actions upon the Company and our subsidiary banks could also adversely affect our business, results of operations, liquidity, financial condition and capital needs. Our costs of compliance could adversely affect our ability to operate profitably.

We are subject to various reporting requirements that increase compliance costs, and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. In addition, pursuant to the Corrective Resolutions adopted by our subsidiary banks and the Board Resolutions adopted by our board of directors, we are required to prepare and submit various reports to our regulators, and the pending FDIC Orders may impose further reporting obligations. Compliance with various regulatory reporting requires significant commitments of time from management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our securities.

Our trust company subsidiary may be adversely affected by changes in economic and market conditions.

Our trust company subsidiary may be negatively impacted by changes in general economic conditions and conditions in the financial and securities markets, including the values of assets under administration and management for its clients. Our management contracts generally provide for fees payable for services based on the market value of assets under administration. Accordingly, decreases in securities prices will have an adverse effect on our results of operations from this business. In addition, decreases in the value of our customers’ trust accounts, such as accompanied the significant decline in the financial and securities markets since the second half of 2008, can cause us to lose trust customers, including those who are also wealth management customers. These events could reduce our non-interest income from our trust company and adversely affect our results of operations and financial condition.

Our subsidiary banks face strong competition in their market areas that may limit their asset growth and profitability.

Our primary market areas are the urban areas in Southwest and Southeast Florida and in the Tampa Bay area of Florida. The banking and trust businesses in these markets are extremely competitive, which may limit our markets growth and profitability. Each of our subsidiaries competes for loans and deposits with other national, regional and local banks, savings institutions, trust companies and non-bank financial institutions located or doing business within their market area, many of which are significantly larger institutions. Non-bank competitors include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. Many of our competitors are well-established, and substantially larger financial institutions with greater financial and personnel resources. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. In addition, our ability to compete may be further restricted by the Corrective Resolutions, the Board Resolutions, the expected FDIC Order, various regulatory rules and restrictions as a result of our subsidiary banks’ current capital levels and any other regulatory restrictions or actions.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

Our ability to attract and retain management and key personnel may affect future growth and earnings and may be adversely affected by compensation and employment restrictions to which we may be subject.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees, temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees leave to work for our competitors. Our future success depends on the continued contributions of our existing senior management personnel, including, but not limited to, our Chief Executive Officer and President Michael L. McMullan and the Chief Executive Officers and Presidents of our subsidiaries. Both the Company and our subsidiary banks are currently required to obtain regulatory approval to add new executive officers or directors or to enter into any agreement to provide indemnification or severance payments. The personal and financial disclosures required by the regulators of prospective executives and directors are detailed and invasive. For this reason, we may not be able to attract qualified candidates who are willing to provide the necessary disclosures. The Federal Reserve and the FDIC have indicated they are considering policies to change financial institutions compensation to avoid promoting undue risk taking. The terms of these policies are unknown, and the timing and effects of any such policies on us are unknown, also.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, and new technology-driven products and services are frequently being introduced. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

Adverse events and severe weather conditions could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

The Florida economy relies heavily on tourism and seasonal residents. An act of war and acts of terrorism or other conflicts involving national security could affect general economic conditions in Florida, which would also negatively affect the businesses and customers in our markets which rely on tourism and seasonal residents. Our market areas are also susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

Risks Related to Our Common Stock.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including: variations in our quarterly operating results; changes in the perception of our credit facility; changes in market valuations of companies in the financial services industry; fluctuations in stock market prices and volumes; issuances of shares of common stock or other securities in the future; the addition or departure of key personnel; seasonal fluctuations; changes in financial estimates or recommendations by securities analysts regarding us or shares of our common stock; and announcements by us or our competitors of new services or technology, acquisitions, or joint ventures.

Although publicly traded, our common stock has traded in limited volumes which may adversely affect the liquidity of our stock and the volatility of our share price.

Although our common stock is listed for trading on the Nasdaq Global Market, the average daily trading volume of our common stock for the last three months was less than 30,000 shares, which could affect the liquidity of our shares of common stock, and could increase the volatility. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. The market price of shares of our common stock will fluctuate and may not be lower or higher than the price at which you purchase them at any time.

We have not paid dividends in the past and we are restricted in our ability to pay dividends to our shareholders.

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain all earnings to increase and maintain our subsidiary banks’ capital levels and to finance operations and the growth of our business. Therefore, any gains from your investment in our common stock must come from an increase in its market price.

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve Board guidelines generally require us to review the effects of the payment of cash dividends in light of our earnings, capital adequacy and financial condition. See “Dividend Information.”

We adopted Board Resolutions on October 19, 2009, pursuant to which we generally must seek the approval of the Federal Reserve at least 30 days before declaring or paying dividends on any shares of our capital stock, including accrued dividends on our outstanding Series B Preferred Stock. In addition, we are not able to redeem or repurchase any shares of our capital stock, or otherwise reduce our capital position (except for the redemption of outstanding shares of our Series B Preferred Stock in connection with one or more public offerings of securities with an aggregate offering price of no less than $30 million and payment of normal and routine operating expenses), without the Federal Reserve’s consent.

We are a holding company with no independent sources of revenue and would likely rely upon cash dividends and other payments from our subsidiaries to fund any cash dividends we decided to pay to our shareholders. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our subsidiary banks and our trust company subsidiary to pay dividends to us is limited by their obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to them, including the requirement under Florida law that they may not pay dividends if their net income from the current year combined with retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank or trust company to fall below the minimum amount required by law, regulation, order, or any written agreement with the OFR or another federal regulatory agency. Our subsidiary banks are required to achieve and maintain regulatory capitals pursuant to the Corrective Resolutions, have had substantial losses and are prohibited to pay any cash dividend to us without FDIC’s prior approval. Our losses including the total impairment of goodwill in the quarter ended September 30, 2009 will further decrease funds available for dividends from our banking subsidiaries.

Future sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

We may need to issue additional common stock in the near future to fund future growth and meet our capital needs and regulatory requirements. We can issue common stock without shareholder approval, up to the number of authorized shares set forth in our Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities including securities convertible into or exchangeable for shares of our common stock, subject to limitations imposed by Nasdaq and the Federal Reserve. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock or convertible or exchangeable securities by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock or convertible or exchangeable securities will reduce the proportionate ownership and voting power of our existing shareholders.

In addition, sales of a substantial number of shares of our common stock or convertible or exchangeable securities in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We cannot guarantee whether such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the capital and financial resources we require for our business or that are necessary to meet regulatory requirements.

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock.

We have the authority under our Articles of Incorporation to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of our shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future. We presently have 172 shares outstanding of Series B Preferred Stock, which, pursuant to its terms, will be redeemed or converted into common stock following certain offerings of our common stock.

Offerings of debt, which could be senior to our common stock upon liquidation, or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if the Company’s or our subsidiary banks’ capital ratios fall below regulatory requirements, we could be forced to raise additional capital through other securities offerings, including trust preferred securities, senior or subordinated notes and preferred stock. Holders of our debt securities and other lenders, as well as holders of our preferred securities generally will be entitled to receive distributions of our available assets prior to distributions to the holders of our common stock upon our bankruptcy, dissolution or liquidation. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The outstanding shares of our Series B Preferred Stock will be converted or redeemed following any offering of our common stock, which may dilute our existing shareholders in the case of conversion and reduce our capital in the case of redemption. In addition, our ability to pay accrued dividends on those shares is restricted.

In the event that a holder of shares of Series B Preferred Stock elects not to convert some or all of such shares into shares of our common stock, we will be obligated to redeem the unconverted shares for $25,000 per share. The maximum amount of cash that we could be required to pay for the redemption of all 172 outstanding shares of our Series B Preferred Stock is $4.3 million. We have received indications from our executive officers and directors, that they, in the aggregate, intend to convert 80 shares of Series B Preferred Stock into shares of our common stock, leaving up to $2.3 million shares of Series B Preferred Stock which may be either converted or redeemed. We can make no assurances, however, as to how many shares will be converted or redeemed. Any amounts expended on redemption of the Series B Preferred Stock will reduce our equity capital, which we currently expect to be less than $2.3 million.

We have the obligation to pay accrued dividends on the Series B Preferred Stock to the date set for conversion or redemption of the Series B Preferred Stock to the date set for conversion or redemption of the Series B Preferred Stock. We plan to request the Federal Reserve to allow us to make such dividend payment with respect to any converted or redeemed shares of our Series B Preferred Stock. However, we can offer no assurance that our request will be granted and the timing of such Federal Reserve action.

Our Articles of Incorporation and Bylaws contain provisions that may discourage a takeover.

Generally, our Articles of Incorporation and Bylaws contain certain provisions designed to enhance the ability of the board of directors to deal with attempts to acquire control of us. These provisions may be deemed to have an anti-takeover effect and may discourage takeover attempts that have not been approved by the board of directors (including takeovers that certain shareholders may deem to be in their best interest). These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even though such transaction may be favorable to the interests of shareholders, and could potentially adversely affect the market price of our common stock.

Risks Related to Our Growth Strategy

Our growth strategy may not be feasible or successful.

Our strategy through 2008 was to increase the size of our franchise through rapid growth and by aggressively pursuing business development opportunities. Our subsidiary banks are currently subject to restrictions which prohibit them from engaging in any transactions that would materially change the composition of their balance sheets without obtaining the FDIC’s approval. Such transactions include any transaction or transactions that would increase a subsidiary bank’s total assets by 5% or more or that would significantly change the subsidiary bank’s funding resources. Our current capital levels will also restrict our growth.

However, subject to regulatory restrictions on growth and adequate capital, when prudent opportunities present themselves, we intend to be in a position to take advantage of the long-term opportunities that we anticipate in our markets and expand our businesses. We can provide no assurance when we will be able to implement this strategy or that we will be successful in increasing the volume of loans, deposits and wealth management business cases at acceptable risk levels and upon acceptable terms and expanding our asset base while managing the costs and risks associated with this growth strategy. There can be no assurance that any further expansion will be feasible, profitable or that we will be able to grow as fast, or sustain, our historical rate of growth, either internally or through other successful expansions of our markets and new business lines, or that we will be able to maintain capital sufficient to support this growth.

Regulatory restrictions could severely limit future expansion plans.

Applications for the establishment of new branches and the acquisition of existing banks require prior state and federal bank regulatory approvals. Further, we are subject to the review of the FDIC under the Statement of Policy on the Acquisition of Failed Insured Depository Institutions if we plan to acquire a failed depository institution, including being well capitalized. Generally, banks subject to formal enforcement actions experience difficulties in obtaining regulatory approvals to add branches, or engage in business combinations.

Our Tampa Bay bank subsidiary is also subject to the “Enhanced Supervisory Procedures for Newly Insured FDIC-Insured Institutions” adopted on August 28, 2009, which extends the enhanced supervision of this bank which was organized in 2004 through November 4, 2011, and requires, among other things, higher FDIC insurance assessments, capital and prior FDIC approval of changes in the business plan, even if the Corrective Resolutions and any pending FDIC Order were not present.

Our subsidiary banks’ ability to implement expansion plans is currently restricted by their prohibitions from engaging in any transactions that would materially change the composition of their balance sheets without obtaining an approval from the FDIC. Such transactions include any transaction or transactions that would increase a subsidiary bank’s total assets by 5% or more or that would significantly change the subsidiary bank’s funding resources.

Until we regain well capitalized status and have our regulatory enforcement actions lifted, our regulators prevent or significantly restrict expansion plans.

Future acquisitions and expansion activities may disrupt our business, dilute existing shareholders and adversely affect our operating results.

We may review potential acquisitions and expansion opportunities. To the extent that we are permitted to grow through acquisitions and new branches, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involves various risks including: risks of unknown or contingent liabilities; unanticipated costs and delays; risks that acquired new businesses do not perform consistent with our growth and profitability expectations; risks of entering new markets or product areas where we have limited experience; risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; exposure to potential asset quality issues with acquired institutions; difficulties, expenses and delays of integrating the operations and personnel of acquired financial institutions, and start-up delays and costs of other expansion activities; potential disruptions to our business; possible loss of key employees and customers of acquired institutions; potential short-term decreases in profitability; and diversion of our management’s time and attention from our existing operations and business.

We may encounter unexpected financial and operating problems due to our rapid growth.

Until the end of 2008, we grew rapidly. We seek to resume growth as soon as feasible to meet the opportunities we see in our current markets and nearby markets. Growth, especially rapid growth, in the future may result in unexpected financial and operating problems, including problems in new additions to the loan portfolio due to the unseasoned nature of new credits. Acquisitions may add additional pressures to internal controls and financial and operating systems. We may open additional branches in the future. A newly opened branch is typically expected to incur operating losses in its early periods of operations because of an inability to generate sufficient net interest income to cover operating expenses. Those operating losses can be significant and can occur for longer periods than planned, depending on our ability to control operating expenses and generate net interest income.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, as our earnings and regulatory and capital positions improve, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interest. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Our past growth may not be indicative of our future growth.

We may not resume our historical rate of growth or may not be able to grow our business at all. In addition, our prior growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative limitations and competition, may also impede or prohibit our ability to expand our market presence.

Our 401(k) Plan was not properly registered with the Securities and Exchange Commission and we may incur liability to our employees who purchased our common stock in our 401(k) Plan.

In 2005, we added shares of our common stock as an investment option to our 401(k) Plan. Therefore, the offer and sale of 401(k) Plan interests and underlying shares of common stock were required to be registered under the Securities Act of 1933, as amended, and certain disclosures were required to be delivered to our 401(k) Plan participants. We recently discovered that we had inadvertently failed to file the required registration statement with the Securities and Exchange Commission or to deliver the required disclosures to our 401(k) Plan participants. On October 30, 2009, we filed a registration statement covering the 401(k) Plan interests and the underlying shares of common stock.

Due to having not timely filed such a registration statement and not delivering the required disclosures, we may incur liability to the 401(k) Plan participants. As a result, we intend to make a rescission offer to our current and former 401(k) Plan participants who purchased our common stock in the 401(k) Plan, pursuant to which we will pay for shares properly delivered for rescission, subject to the approval of the Federal Reserve as required by our Board Resolutions. We will use our best efforts to commence the rescission offer by December 15, 2009. If this rescission offer is accepted by all eligible 401(k) Plan participants, we could be required to make aggregate payments to those individuals of up to approximately $2.2 million plus statutory interest. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal securities laws for up to the aggregate amount of approximately $2.2 million plus statutory interest. See “Item 2. Sales of Equity Securities—Rescission Offer.”

Additionally, we may have been required to file Annual Reports on Form 11-K for the 401(k) Plan for 2005, 2006 and 2007. If we ultimately determine that such filings were required, we will use our best efforts to file such reports. The failure to have filed such reports, if required, may subject us to additional liability.

ITEM 2.	SALES OF EQUITY SECURITIES

Recent Unregistered Sales of Equity Securities

On June 29, July 2, and July 20, 2009, Bank of Florida Corporation (the “Company”) sold and issued a total of 172 units (“Units”) at $25,000 per Unit, yielding $4,300,000 in proceeds. Each Unit consists of one share of Series B Preferred Stock (“Preferred Stock”) and one warrant to purchase shares of common stock (“Warrants”).

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

Each Warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The Warrants are nontransferable.

The securities sold in the offering were sold to accredited investors only and issued in reliance upon exemptions from registration available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, and are “restricted securities.” No underwriter or sales agent was utilized, and no commissions were paid or discounts granted, in the offering.

In connection with the sale of the Preferred Stock, on June 26, 2009, the Company amended its Articles of Incorporation to designate the terms of the Series B Preferred stock.

Rescission Offer.

From March, 2005 through October 2009, participants in our 401(k) Plan purchased shares of our common stock for an aggregate purchase price of approximately $2.2 million. These transactions were not exempt from the registration requirements of federal securities laws and we did not seek to register those transactions under such laws. Accordingly, the shares of our common stock purchased in the 401(k) Plan were likely in violation of federal securities laws, and may be subject to rescission. In order to address this issue, we will use our best efforts to make a rescission offer to the purchasers of those shares by December 15, 2009, subject to the approval of the Federal Reserve as required by our Board Resolutions. If our rescission offer is accepted by all offerees, we could be required to make aggregate payments to those participants of up to approximately $2.2 million, including statutory interest. At this time we are not aware of any claims for rescission against us and we do not expect our aggregate exposure under federal securities laws to exceed approximately $2.2 million.

Our making this rescission offer may not terminate a purchaser’s right to rescind a sale of securities that was not properly registered or otherwise exempt from registration. Accordingly, should the rescission offer be rejected by any or all offerees, we may continue to be contingently liable under federal law for the purchase price of these shares up to the aggregate amount of approximately $2.2 million, including statutory interest.

Additionally, we may have been required to file Annual Reports on Form 11-K for the 401(k) Plan for 2005, 2006 and 2007. If we ultimately determine that such filings were required, we will use our best efforts to file such reports.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Two of our subsidiary banks are parties to similar master repurchase agreements and confirmations, or “Repos,” with Citigroup Global Markets, Inc., or “Citi”. Pursuant to the Repos, each such subsidiary bank sold Citi $10.0 million of securities, subject to their obligation to repurchase such securities at a specific price in 2013. The Repos provide that if either of our subsidiary banks fails to remain “well capitalized” for regulatory purposes, the Repos may be called. We notified Citi that an event of default has occurred and is continuing under each of the Repos, and Citi has reserved all its rights upon a default under each Repo.

        If Citi exercises its remedies under the Repos, then: (i) our subsidiary banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks; and (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercise its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 27, 2009, the Company held a Special Meeting of shareholders at which the following proposals were considered and acted upon:

PROPOSAL I – Adoption of an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 100,000,000 and the number of authorized shares of preferred stock from 1,000,000 to 10,000,000:

For	Against	Abstain
6,935,173	1,657,432	5,764

PROPOSAL II – Authorization of a private placement of our securities to accredited investors, including our insiders:

For	Against	Abstain
6,817,478	967,871	101,899

PROPOSAL III – Adjournment of the annual meeting to solicit additional proxies in the event there are not sufficient votes to approve either of the foregoing Proposals:

For	Against	Abstain
6,894,975	1,673,582	29,812

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q. The exhibits which are denominated by an (a.) were previously filed as a part of Form 10-K filed with the SEC on March 9, 2009. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by a (e.) were previously filed as a part of Form 10-Q filed with the SEC on November 5, 2008. The exhibits which are denominated by a (f.) were previously filed as part of Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g.) were previously filed as part of Form 8-K filed on July 2, 2009. The exhibits which are denominated by a (h.) were previously filed as part of Form 10-Q filed on November 9, 2007. The exhibits which are denominated by a (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by a (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibits that are denominated by a (p.) were previously filed as part of Form S-8 filed with the Securities and Exchange Commission on October 30, 2009. The exhibits that are denominated by a (q) were previously filed as part of Form 8-K filed on October 19, 2009. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit

j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

g.3.4	Articles of Amendment to Articles of Incorporation dated June 26, 2009

q.3.5	Articles of Amendment to Restated Articles of Incorporation dated August 27, 2009

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

b.4.3	Form of Stock Purchase Warrant — 1999 Offering

g.4.4	Specimen Series B Preferred Stock Certificate

i.4.5	Form of Stock Purchase Warrant A — 2004 Offering

i.4.6	Form of Stock Purchase Warrant B — 2004 Offering

g.4.7	Form of Warrant 2009 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

a.10.2	Change in Control Agreement of Roy N. Hellwege effective January 1, 2009

a.10.3	Change in Control Agreement of Charles K. Cross effective January 1, 2009

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

a.10.7	Deferred Compensation Plan of Bank of Florida dated November 19, 2008

a.10.8	Change in Control Agreement of Julie W. Husler effective January 1, 2009

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

a.10.10	Change in Control Agreement of Christopher Willman effective January 1, 2009

a.10.11	Change in Control Agreement of John B. James effective January 1, 2009

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

e.10.13	Change in Control Agreement of John Klumpp dated August 1, 2008

e.10.14	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

a.10.15	Change in Control Agreement of Roberto Pelaez effective January 1, 2009

e.10.16	Change in Control Agreement of Charles Tipton dated August 1, 2008

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

a.10.19	Amendment to Amended and Restated Employment Agreement of Michael L. McMullan dated December 15, 2008

a.10.20	Deferred Compensation Agreement of Tracy L. Keegan dated December 21, 2008

a.10.21	Deferred Compensation Agreement of John S. Chaperon dated December 21, 2008

a.10.22	Deferred Compensation Agreement of Roy N. Hellwege dated December 21, 2008

p.10.23	401(k) Plan

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: November 2, 2009	By:	/S/ MICHAEL L. MCMULLAN
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2009	By:	/S/ TRACY L. KEEGAN
Tracy L. Keegan
Chief Financial Officer (Principal Financial Officer)