Form 10-K
period 2009-12-31
BANK OF FLORIDA CORP
filed 2010-03-12
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $1.16, as quoted on the Global Market, on February 26, 2010 was approximately $13,110,000. For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 26, 2010: 12,957,898 shares of $.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2010 are incorporated by reference into Part III of this report.

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

The Company is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression. The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit. The Company has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio. Thus, we are experiencing significant loan quality issues. The net loss of $147.6 million recorded by the Company in 2009 was primarily the result of significant increases in the provision for credit losses, the recognition of goodwill impairment and the establishment of a valuation reserve against the Company’s deferred tax asset. The impact of the current financial crisis in the United States and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

We have determined that significant additional sources of capital will be required for us to continue operations through 2010 and beyond. The Company’s Board of Directors has formed a Strategic Planning Committee. The Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring. There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank.

It remains to be seen if those efforts will be successful, either on a short-term or long-term basis. In addition, it is unclear at this point what impact, if any, the interest rate restrictions included in the Order will have on the Company’s continued ability to maintain adequate liquidity. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the Federal Deposit Insurance Corporation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

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

Collier and Lee Counties have approximately $23.8 billion in deposits as of June 30, 2009. Collier County is the 10th largest deposit market in the State of Florida, with 2.92% of all deposits statewide, while Lee County is the 9th largest with a 3.02% statewide market share. Bank of Florida – Southwest had 3.50% and 1.11% of all deposits in the Naples and Marco Island metropolitan statistical area and the Cape Coral and Fort Myers metropolitan statistical area, respectively, as of June 30, 2009.

With deposits of $153.0 billion as of June 30, 2009, the Miami-Dade/Broward/Palm Beach County markets are much larger than the Collier/Lee County market. Miami-Dade, Palm Beach and Broward Counties are the number one, two and three deposit markets in the State of Florida, respectively, and combined account for 38.15% of Florida’s deposits. Bank of Florida – Southeast had 0.25% of all deposits in the Miami, Ft. Lauderdale and Miami Beach metropolitan statistical area as of June 30, 2009.

Hillsborough and Pinellas Counties have approximately $49.0 billion in total deposits as of June 30, 2009. Pinellas County is the 5th largest deposit market in the State of Florida, with 6.94% of all deposits statewide, while Hillsborough County is the 7th largest with a 5.29% statewide market share. Bank of Florida – Tampa Bay had 0.42% of all deposits in the Tampa, St Petersburg, and Clearwater metropolitan statistical area as of June 30, 2009.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following is a presentation of the average consolidated balance sheets of the Company for the five years ended December 31, 2009. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
ASSETS
Cash and due from banks	$21,076	$13,480	$17,488	$20,319	$16,621

Federal funds sold	10,782	9,187	8,144	31,263	45,849
Investment securities & interest earning deposits	137,780	91,696	49,490	35,684	18,934
Loans	1,138,584	1,180,447	1,028,971	627,440	400,897

Total interest-earning assets	1,287,146	1,281,330	1,086,605	694,387	465,680

Other assets	221,209	133,148	79,101	17,884	15,201

Total assets	$1,529,431	$1,427,958	$1,183,194	$732,590	$497,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings deposits	$6,177	$6,228	$7,625	$3,961	$5,185
Time deposits	689,431	547,730	367,992	227,944	168,065
Other interest bearing deposits	388,054	388,142	398,432	270,424	183,835
Other borrowings	170,522	179,801	120,331	34,578	6,594

Total interest bearing liabilities	1,254,184	1,121,901	894,380	536,907	363,679

Non-interest bearing deposits	107,164	104,224	103,149	90,345	74,847
Other liabilities	4,800	4,344	7,247	2,614	7,523

Total liabilities	1,366,148	1,230,469	1,004,776	629,866	446,049
Stockholders’ equity	163,283	197,489	178,418	102,724	51,453

Total liabilities and stockholders’ equity	$1,529,431	$1,427,958	$1,183,194	$732,590	$497,502

RETURN ON EQUITY AND ASSETS

Returns on average consolidated assets and average consolidated equity for the three years ended December 31, 2009 were as follows:

	2009	2008	2007

Return on average assets	(9.70)%	(0.93)%	0.23%
Return on average common stockholders’ equity	(91.61)%	(6.70)%	1.54%
Average equity to average assets ratio	10.73%	13.86%	15.08%
Dividend payout ratio	0.00%	0.00%	0.00%

CAPITAL LEVELS

As of December 31, 2009, Bank of Florida – Southwest was “critically undercapitalized,” Bank of Florida – Southeast was “undercapitalized” and Bank of Florida – Tampa Bay was “significantly undercapitalized,” pursuant to FDIC definitions. Until the Banks become “well capitalized” again, they will be prohibited from accepting, renewing or rolling over brokered deposits, including all CDARs (retail and wholesale). In addition, the Banks may not offer an interest rate on our deposits that is 75 basis points higher than the prevailing effective rates on insured deposits of comparable amounts and maturities in the Banks’ normal market area or the national rates released by the FDIC periodically. The regulatory capital ratios for our subsidiary banks as of December 31, 2009, were:

	Banks minimum “well capitalized” capital ratios for regulatory purposes[1]	Banks minimum “adequately capitalized” capital ratios for regulatory purposes[1]	Banks minimum “under capitalized” capital ratios for regulatory purposes[1]	Specific minimum capital ratios required by Corrective Resolutions as of December 31, 2009[1]	Bank of Florida – Southwest	Bank of Florida – Southeast	Bank of Florida – Tampa Bay	Bank of Florida Corporation
Tier 1 leverage capital ratio	5.00%	4.00%	3.00%	8.00%	1.24%	3.44%	2.66%	2.41%
Tier 1 risk-based capital ratio	6.00%	8.00%	3.00%	6.00%	1.49%	4.39%	3.09%	2.94%
Total risk-based capital ratio	10.00%	8.00%	6.00%	11.00%	2.99%	6.47%	4.37%	5.33%
Tangible common equity ratio[2]	N/A	N/A	N/A	N/A	1.24%	3.44%	2.66%	2.41%

1.	The Bank-specific minimums are not applicable to the Company.
2.	A bank is considered “critically undercapitalized” when it has a tangible common equity ratio of less than 2.00%.

LENDING ACTIVITIES

The Company engages in a large complement of lending activities, including commercial, consumer, installment, and real estate loans. Certain aspects of our lending activities are affected by resolutions adopted by the Banks’ Boards of Directors, which are described under “Supervision and Regulation”. The majority of the Company’s lending activities are conducted principally with customers located in the Naples, Ft. Myers, Ft. Lauderdale, Miami-Dade, Palm Beach and Tampa, Florida areas. Construction loans are comprised of commercial real estate, multifamily and residential one to four family loans. Commercial and industrial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income producing commercial properties. Although the Banks’ loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Therefore, the Banks are susceptible to economic downturns and natural disasters.

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

	DECEMBER 31,
TYPE OF LOAN	2009	2008	2007	2006	2005
Loans held for sale – One-to-four family residential	$—	$—	$417	$1,103	$1,323

One-to-four family residential	$167,015	$163,143	$139,986	$93,298	$64,805
Commercial real estate	625,703	576,486	417,982	241,931	180,039
Land and construction	216,565	318,607	397,299	303,950	141,534
Multifamily	35,522	42,539	31,195	26,530	25,255

Total real estate loans	1,044,805	1,100,775	986,462	665,709	411,633
Commercial and industrial loans	112,385	118,883	93,648	66,087	36,834
Lines of credit	45,247	44,681	43,416	39,127	26,393
Consumer loans	11,925	12,646	22,519	12,835	11,391

Total loans held for investment	1,214,362	1,276,985	1,146,045	783,758	486,251

Allowance for loan losses	(42,063)	(29,533)	(14,431)	(7,833)	(4,603)
Deferred loan fees, net	(1,329)	(1,674)	(1,700)	(1,251)	(852)

Net loans held for investment	$1,170,970	$1,245,778	$1,129,914	$774,674	$480,796

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

The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. At December 31, 2009, approximately 86.0% of the Company’s loan portfolio is concentrated in real estate loans. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

The following is an analysis of maturities of loans as of December 31, 2009 (in thousands):

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Residential one-to-four family	$29,966	$23,031	$114,018	$167,015
Commercial real estate	131,260	179,524	314,919	625,703
Land and construction	137,089	61,643	17,833	216,565
Multifamily	12,746	21,677	1,099	35,522

Total real estate loans	311,061	285,875	447,869	1,044,805
Commercial and industrial	59,964	28,748	23,673	112,385
Lines of Credit	2,898	1,357	40,992	45,247
Consumer loans	5,630	4,083	2,212	11,925

Total loans held for investment and sale	$379,553	$320,063	$514,746	$1,214,362

TYPE OF LOAN	DUE IN 1 YEAR OR LESS	DUE IN 1 TO 5 YEARS	DUE AFTER 5 YEARS	TOTAL
Fixed rate loans	$162,408	$189,326	$92,473	$444,206
Variable rate loans	217,145	130,737	422,273	770,156

Total loans held for investment and sale	$379,553	$320,063	$514,746	$1,214,362

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

Information pertaining to our collateral dependent and nonaccrual loans can be found in “Note 7 – Loans” of the “Notes to Consolidated Financial Statements”.

The Company had non-accrual loans totaling $164,474,000 and $71,853,000 at December 31, 2009 and 2008, respectively. At December 31, 2009, there was $7,300 in loans that were contractually past due 90 days or more as to principal or interest payments and still accruing interest. At December 31, 2008, there were no loans that were contractually past due 90 days or more as to principal or interest payments and still accruing. The Company had $90,592,000 and $19,372,000 loans that would be defined as troubled debt restructuring at December 31, 2009 and December 31, 2008, respectively.

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

Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category. The allowance for loan losses was allocated by category for each of the years indicated as follows (in thousands):

	2009		2008		2007		2006		2005
	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY	AMOUNT	% LOANS IN EACH CATEGORY

Residential one-to-four family	$6,850	13.8%	$3,730	12.8%	$906	12.2%	$424	12.0%	$286	13.6%

Commercial real estate	13,292	51.5%	7,291	45.1%	3,831	36.5%	2,080	30.8%	1,516	36.9%

Land and construction	16,546	17.8%	13,054	24.9%	6,940	34.7%	3,648	38.8%	1,675	29.0%

Multifamily	892	2.9%	2,193	3.3%	349	2.7%	266	3.4%	248	5.2%

Total real estate	37,580	86.0%	26,268	86.1%	12,026	86.1%	6,418	85.0%	3,725	84.7%
Commercial and industrial	2,080	9.3%	2,374	9.3%	1,562	8.2%	872	8.4%	480	7.6%
Lines of credit	2,201	3.7%	689	3.5%	509	3.8%	364	5.0%	241	5.4%
Consumer	202	1.0%	202	1.1%	334	1.9%	179	1.6%	157	2.3%

Total	$42,063	100.0%	$29,533	100.0%	$14,431	100.0%	$7,833	100.0%	$4,603	100.0%

An analysis of the Company’s allowance for loan losses and loan loss experience (charge-offs) is furnished in the following table for the most recent five years ended December 31, as indicated (in thousands):

Type of Loan	2009	2008	2007	2006	2005
Balance at beginning of year	$29,533	$14,431	$7,833	$4,603	$2,817

Charge-offs:
Consumer	(477)	(35)	(117)	(99)	(47)
Commercial and industrial	(2,927)	(317)	(287)	(100)	(77)
Real estate loans (including lines of credit)	(57,930)	(8,945)	(34)	(5)	—

Recoveries:
Consumer	77	2	37	3	7
Commercial and industrial	93	47	—	3	—
Real estate loans (including lines of credit)	24	23	—	6	—

Net charge-offs	(61,140)	(9,225)	(401)	(192)	(117)

Reserves related to acquisitions	—	—	2,745	586	—
Provision for loan losses charged to operations	73,670	24,327	4,254	2,836	1,903

Balance at end of year	$42,063	$29,533	$14,431	$7,833	$4,603

Asset Quality Ratios
Net charge-offs during the year to average loans outstanding during the year	5.37%	0.78%	0.04%	0.03%	0.03%
Allowance for loan losses to total loans	3.47%	2.32%	1.26%	1.00%	0.94%
Allowance for loan losses to non-performing loans	25.57%	41.10%	101.69%	1160.26%	1435.40%
Nonperforming loans to total loans	13.56%	5.63%	1.24%	0.09%	0.07%
Nonperforming assets to total assets	12.75%	4.95%	1.19%	0.08%	0.06%

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

For further detailed information as to the amortized cost, fair value, respective maturities and weighted average yields of the Company’s investments, please see “Note 6-Securities” of the “Notes to Consolidated Financial Statements”.

SOURCES OF FUNDS

The Company’s primary funding source for lending, investments and other general business purposes is deposits. The Company offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit with a range of maturity date options, and accessibility to a customer’s deposit relationship through on-line banking. Certain aspects of our deposit gathering activities, including the use of brokered deposits, are affected by the Resolutions described under “Supervision and Regulation”. Commercial customers additionally have cash management, expanded on-line banking, lock box, remote deposit capture and door-to-door banking depositor services. The sources of deposits are residents, businesses and employees of businesses within the Banks’ market areas, obtained through the personal solicitation of the Banks’ officers and directors, direct mail solicitation and limited advertisements published in the local media. The Banks pay competitive interest rates on time, money market and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Company’s market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and other similar charges.

In addition to deposits, another principal source of funds is loan repayments. The Company’s banking subsidiaries are members of the Federal Home Loan Bank (“FHLB”). At this time, however, the Company does not have any further borrowing capacity. Bank of Florida-Southwest and Bank of Florida – Southeast issued subordinated debt during 2005 and repurchase agreements in 2008 to assist in their capital funding needs. See “Note-10 Deposits”, “Note 11-Subordinated Debt and Other Borrowings” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

The following table presents, for the three years ended December 31, 2009, the average amount of and average rate paid on each of the following funding categories:

FUNDING CATEGORY	AVERAGE AMOUNT (IN THOUSANDS)			AVERAGE RATE PAID
	2009	2008	2007	2009	2008	2007

Non-interest-bearing demand deposits	$107,164	$104,224	$103,149	—	—	—
Savings deposits	6,177	6,228	7,625	0.34%	0.55%	0.64%
Time deposits	689,431	547,730	367,992	3.33%	4.21%	5.06%
Other interest-bearing deposits	388,054	388,142	398,432	1.50%	2.70%	3.98%
Other borrowings	170,522	179,801	120,331	3.53%	3.87%	5.33%

Total Funding	$1,361,348	1,226,125	$997,529	2.56%	3.31%	4.10%

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

The Banks are involved in loan participations to correspondent banks as well as each other with respect to loans that exceed the individual Bank’s respective lending limits. Management of the Banks has established primary correspondent relationships with the Independent Bankers’ Bank of Florida, Pacific Coast Bankers Bank, and Federal Reserve Bank of Atlanta. At December 31, 2009, available lines of credit with correspondent banks amounted to $98,449,000.

EMPLOYEES

At December 31, 2009, the Company employed 218 full-time-equivalent employees, none of whom were represented by a union or collective bargaining agreement. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives, to support its growth objectives.

ACCOUNTING STANDARDS UPDATES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards CodificationTM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-16 (“ASU 2009-16”), Transfers and Servicing. ASU 2009-16 provides amendments to Subtopic 860-10 as a result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 provides amendments to Subtopic 810-10 as a result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01 (“ASU 2010-01”), Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). These distributions should be accounted for and included in EPS calculations. The amendments in ASU 2010-01 also provide technical correction to the Accounting Standards Codification. The amendments in this Update are effective for interim and annual periods after December 15, 2009, and should be applied on a retrospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require the following new disclosures:

1.	Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.	Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than as a net number.

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.	Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets or liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.	Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal periods beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08 (“ASU 2010-08”), Technical Corrections to Various Topics. ASU 2010-08 eliminates inconsistencies and outdated provisions and provides the needed clarifications in US generally accepted accounting principles (GAAP). While none of the provisions in this Update fundamentally change US GAAP, certain clarifications made to the guidance on embedded derivatives and hedging may cause a change in the application of the Subtopic and special transition provisions are provided for accounting changes related to that Subtopic. The amendments in this Update are effective for the first reporting period beginning after issuance except for certain amendments made to Topic 815 and the nullification of paragraph 852-740-45-2. The amendments related to the nullification of paragraph 852-740-45-2 should be applied to reorganizations for which the date of reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. With respect to paragraphs 815-15-25-26, 815-15-25-42 and 815-15-55-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2009. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

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

SUPERVISION AND REGULATION

Board Resolutions. In October 2009, the Board of Directors of BOFL adopted Resolutions (“Board Resolutions”) proposed by the Federal Reserve Bank of Atlanta (“Reserve Bank”) with the goal of addressing and improving certain matters. With respect to each Board Resolution, BOFL has taken the following actions.

Resolution	Status
BOFL will not incur debt, including debt associated with trust preferred securities, without the prior written approval of the Reserve Bank. This restriction also includes any action, such as refinancing, that would cause a change in debt instruments or change in any of the terms of the existing debt instrument, i.e., interest rate, maturity date, amortization schedule, etc.	BOFL has no outstanding debt and has not sought to incur any since the Board adopted the Board Resolutions.

BOFL will not declare or pay dividends (common or preferred) to its shareholders without the prior written approval of the Reserve Bank.	Following adoption of the Board Resolutions, BOFL suspended payment of dividends on its Series B Preferred Stock and has not paid or sought to pay any other dividends.

BOFL will not reduce its capital position by purchasing or redeeming treasury stock without prior written approval of the Reserve Bank; provided, however, that BOFL shall be permitted to redeem up to 172 shares of its Series B Preferred Stock for no more than $4,300,000, upon selling newly issued securities for an aggregate offering price of not less than $30,000,000.	BOFL has not so reduced its capital position, nor sought to.

BOFL will not make any payment representing a reduction in its capital, except for the payment of normal and routine operating expenses, without the prior written approval of the Reserve Bank.	BOFL has made no such payments, nor sought to.

BOFL will within 30 days after each quarter end provide the Reserve Bank with a parent company only balance sheet, parent company only income statement and parent company only report of changes in stockholders’ equity.	BOFL is in compliance with this Resolution.

BOFL will within 30 days after each quarter end provide the Reserve Bank with a written confirmation of compliance with this Resolution.	BOFL is in compliance with this Resolution.

Corrective Resolutions. In August 2009, the Boards of Directors of each of the Bank adopted Resolutions (“Corrective Resolutions”) proposed by the Florida Office of Financial Regulation following issuance of a Report of Examination (“Report”) with the goal of addressing and improving certain matters at each Bank. With respect to each set of Corrective Resolutions, each Bank has taken the following actions.

Bank of Florida – Southwest

Resolution	Status
On or before August 30, 2009, the Bank will prepare and submit a written capital plan (“Capital Plan”) to the OFR and the FDIC (“Supervisory Authorities”) for: (i) achieving by December 31, 2009, and thereafter maintaining, a Tier 1 Leverage Capital Ratio of at least 8%; (ii) achieving by December 31, 2009, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 11%; (iii) achieving by June 30, 2010, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 12%. The Capital Plan shall also address and consider: (a) the Bank’s capital requirements for the remainder of the 2009 and for 2010; (b) the volume of the Bank’s adversely classified assets; (c) the Bank’s ability to absorb unexpected losses in excess of the Bank’s allowance of loan and lease losses (“ALLL”); (d) anticipated growth in the Bank’s assets in 2009 and 2010; (e) the risk profile of the Bank’s asset and liability structure; and (f) source and timing of additional funds to fulfill the Bank’s future capital and ALLL needs.	The Board has adopted the Capital Plan and the Bank has submitted the Capital Plan to the Supervisory Authorities.

Management is to work with BOFL’s management to ensure that the Bank remains at all times “well capitalized”. Management is to report to the Board at each monthly meeting the progress of BOFL’s capital raising efforts with private equity investors and the alternate capital raising efforts directed at shareholders and institutional investors, either of which would be completed prior to year end.	At December 31, 2009, the Bank was considered “critically undercapitalized.” BOFL continues to work on capital raising initiatives and management has been reporting to the Board on a monthly basis with respect to such efforts.

Achieve by December 31, 2009, and thereafter maintaining, a Tier 1 Leverage Capital Ratio of at least 8%. In the event that the ratio falls below the minimums prescribed by the Capital Plan, the Supervisory Authorities shall be notified within 10 days and capital shall be increased in an amount sufficient to achieve the ratio prior to the next quarter end.	At December 31, 2009, the Bank’s Tier 1 Leverage Capital Ratio was 1.24%. The Bank has notified the Supervisory Authorities and BOFL continues to work on capital raising initiatives.

Achieve by December 31, 2009, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 11%. Achieve by June 30, 2010, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 12%. In the event that the ratio falls below the minimums prescribed by the Capital Plan, the Supervisory Authorities shall be notified within 10 days and capital shall be increased in an amount sufficient to achieve the ratio prior to the next quarter end.	At December 31, 2009, the Bank’s Total Risk Based Capital Ratio was 2.99%. The Bank has notified the Supervisory Authorities and BOFL continues to work on capital raising initiatives.

On or before August 30, 2009, the Bank will prepare and submit a written risk reduction plan (“Risk Reduction Plan”). The Risk Reduction Plan shall include the following schedule showing a reduction in the aggregate balance of assets classified “Substandard”, “Doubtful” or “Loss” in the Report: (a) By December 31, 2009 to not more than 160 percent of Tier 1 Capital plus the ALLL as determined as of that date; (b) By March 31, 2010 to not more than 140 percent of Tier 1 Capital plus the ALLL as determined as of that date; (c) By June 30, 2010 to not more than 120 percent of Tier 1 Capital plus the ALLL as determined as that date; (d) By September 30, 2010 to not more than 100 percent of Tier 1 Capital plus the ALLL as determined as of that date; and (e) By December 30, 2010 to not more than 80 percent of Tier 1 Capital plus the ALLL as determined as of that date. The Risk Reduction Plan may include a provision for increasing Tier 1 Capital when necessary to achieve the prescribed ratios.	The Board has adopted the Risk Reduction Plan and the Bank has submitted it to the Supervisory authorities. At December 31, 2009, the Bank’s aggregate balance of assets classified “Substandard”, “Doubtful” or “Loss” in the Report was 376% of Tier 1 Capital plus the ALL.

While these Resolutions are in effect, the Bank will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose loans are adversely classified “Substandard” by either of the Supervisory Authorities without prior approval of the Board, or its designated Committee. The Board or its designated Committee will not approve the proposed extension without first making affirmative determinations that: (a) The extension of credit is necessary to protect the Bank’s interests; and (b) All necessary loan documentation has been obtained by the Bank, including current financial and cash flow information, and satisfactory appraisal, title and lien documents. The Board’s affirmative determination shall be recorded in the minutes of the Board meeting at which the decision was made with a copy retained in the borrower’s credit file. Furthermore, any exceptions to the Bank’s Loan Policy will be fully disclosed, discussed, approved and duly noted in the Minutes of the Board or its designated committee as appropriate.	The Bank is in compliance with this Resolution.

Within 60 days of the effective date of this Resolution, management shall submit to the Board a written plan to systematically reduce the Bank’s concentration in high-risk (Group 1) Commercial Real Estate Loans (“CRE Plan”).	The Board has adopted the CRE Plan and the Bank has submitted it to the Supervisory Authorities.

Within 30 days of the effective date of this Resolution, management shall submit to the Board an amended Liquidity Policy which addresses and takes in to consideration the Bank’s liquidity objectives and current risk profile, including a reduction in the Net Non-Core Funding Dependence ratio to 40	The Board has amended the Liquidity Policy and the Bank has submitted it to the Supervisory Authorities. At

percent or less by December 31, 2010, with ongoing efforts to further reduce the Bank’s dependence. Following the Board’s approval, the amended Liquidity Policy shall be submitted to the Supervisory Authorities.	December 31, 2009, the Bank’s Net Non-Core Funding Dependence Ratio was 41.94%.

Within 90 days, management shall prepare and submit to the Board a strategic business plan (“Strategic Plan”) and a comprehensive annual budget and earnings forecast (“Budget”) for the remainder of 2009 and for 2010. The Bank is to submit to the Supervisory Authorities the Board approved Strategic Plan and Budget for review and comment. The Bank is to update the Strategic Plan and Budget each year and keep the Board updated on the Bank’s progress thereunder.	The Board has adopted the Strategic Plan and Budget and the Bank has submitted them to the Supervisory Authorities. The Bank is in the process of completing its 2010 Budget and has kept the Board updated on the Bank’s progress.

Within 60 days, the Bank shall amend its written policies and procedures to address examination report comments and recommendations regarding the use of interest reserves.	The Board has amended the Bank’s interest rate reserve policies.

Within 30 days, the Board will establish for the Bank a sound ALLL methodology and submit the revised ALLL methodology to the Supervisory Authorities for review and comment. The Board shall review the adequacy of the ALLL each quarter.	The Board has amended the Bank’s ALLL methodology and reviews the ALLL’s adequacy on a quarterly basis.

As long as these Resolutions are in effect, the Bank shall notify the Supervisory Authorities in writing when it proposes to add any individual to the Board or employ any individual as an executive officer	The Bank is in compliance with this Resolution.

The Bank shall provide monthly status reports to the Supervisory Authorities.	The Bank is in compliance with this Resolution.

Bank of Florida – Southeast

Resolution	Status
On or before August 30, 2009, the Bank will prepare and submit a Capital Plan to the Supervisory Authorities for: (i) achieving by December 31, 2009, and thereafter maintaining, a Tier 1 Leverage Capital Ratio of at least 8%; (ii) achieving by December 31, 2009, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 11%; (iii) achieving by June 30, 2010, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 12%. The Capital Plan shall also address and consider: (a) the Bank’s capital requirements for the remainder of the 2009 and for 2010; (b) the volume of the Bank’s adversely classified assets; (c) the Bank’s ability to absorb unexpected losses in excess of the Bank’s ALLL; (d) anticipated growth in the Bank’s assets in 2009 and 2010; (e) the risk profile of the Bank’s asset and liability structure; and (f) source and timing of additional funds to fulfill the Bank’s future capital and ALLL needs.	The Board has adopted the Capital Plan and the Bank has submitted the Capital Plan to the Supervisory Authorities.

Management is to work with BOFL’s management to ensure that the Bank remains at all times “well capitalized”. Management is to report to the Board at each monthly meeting the progress of BOFL’s capital raising efforts with private equity investors and the alternate capital raising efforts directed at shareholders and institutional investors, either of which would be completed prior to year end.	At December 31, 2009, the Bank was considered “undercapitalized.” BOFL continues to work on capital raising initiatives and management has been reporting to the Board on a monthly basis with respect to such efforts.

Achieve by December 31, 2009, and thereafter maintaining, a Tier 1 Leverage Capital Ratio of at least 8%. In the event that the ratio falls below the minimums prescribed by the Capital Plan, the Supervisory Authorities shall be notified within 10 days and capital shall be increased in an amount sufficient to achieve the ratio prior to the next quarter end.	At December 31, 2009, the Bank’s Tier 1 Leverage Capital Ratio was 3.44%. The Bank has notified the Supervisory Authorities and BOFL continues to work on capital raising initiatives.

Achieve by December 31, 2009, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 11%. Achieve by June 30, 2010, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 12%. In the event that the ratio falls below the minimums prescribed by the Capital Plan, the Supervisory Authorities shall be notified within 10 days and capital shall be increased in an amount sufficient to achieve the ratio prior to the next quarter end.	At December 31, 2009, the Bank’s Total Risk Based Capital Ratio was 6.47%. The Bank has notified the Supervisory Authorities and BOFL continues to work on capital raising initiatives.

On or before August 30, 2009, the Bank will prepare and submit a Risk Reduction Plan. The Risk Reduction Plan shall include the following schedule showing a reduction in the aggregate balance of assets classified “Substandard”, “Doubtful” or “Loss” in the Report: (a) By December 31, 2009 to not more than 110 percent of Tier 1 Capital plus the ALLL as determined as of that date; (b) By March 31, 2010 to not more than 100 percent of Tier 1 Capital plus the ALLL as determined as of that date; (c) By June 30, 2010 to not more than 90 percent of Tier 1 Capital plus the ALLL as determined as that date; (d) By September 30, 2010 to not more than 80 percent of Tier 1 Capital plus the ALLL as determined as of that date; and (e) By December 30, 2010 to not more than 70 percent of Tier 1 Capital plus the ALLL as determined as of that date. The Risk Reduction Plan may include a provision for increasing Tier 1 Capital when necessary to achieve the prescribed ratios.	The Board has adopted the Risk Reduction Plan and the Bank has submitted it to the Supervisory authorities. At December 31, 2009, the Bank’s aggregate balance of assets classified “Substandard”, “Doubtful” or “Loss” in the Report was 239% of Tier 1 Capital plus the ALL.

While these Resolutions are in effect, the Bank will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose loans are adversely classified “Substandard” by either of the Supervisory Authorities without prior approval of the Board, or its designated Committee. The Board or its designated Committee will not approve the proposed extension without first making affirmative determinations that: (a) The extension of credit is necessary to protect the Bank’s interests; and (b) All necessary loan documentation has been obtained by the Bank, including current financial and cash flow information, and satisfactory appraisal, title and lien documents. The Board’s affirmative determination shall be recorded in the minutes of the Board meeting at which the decision was made with a copy retained in the borrower’s credit file. Furthermore, any exceptions to the Bank’s Loan Policy will be fully disclosed, discussed, approved and duly noted in the Minutes of the Board or its designated committee as appropriate.	The Bank is in compliance with this Resolution.

Within 60 days of the effective date of this Resolution, management shall submit to the Board a CRE Plan to systematically reduce the Bank’s concentration in high-risk (Group 1) Commercial Real Estate Loans.	The Board has adopted the CRE Plan and the Bank has submitted it to the Supervisory Authorities.

Within 30 days of the effective date of this Resolution, management shall submit to the Board an amended Liquidity Policy which addresses and takes in to consideration the Bank’s liquidity objectives and current risk profile, including a reduction in the Net Non-Core Funding Dependence ratio to 40 percent or less by December 31, 2010, with ongoing efforts to further reduce the Bank’s dependence. Following the Board’s approval, the amended Liquidity Policy shall be submitted to the Supervisory Authorities.	The Board has amended the Liquidity Policy and the Bank has submitted it to the Supervisory Authorities. At December 31, 2009, the Bank’s Net Non-Core Funding Dependence Ratio was 39.10%.

Within 90 days, management shall prepare and submit to the Board a Strategic Plan and a Budget for the remainder of 2009 and for 2010. The Bank is to submit to the Supervisory Authorities the Board approved Strategic Plan and Budget for review and comment. The Bank is to update the Strategic Plan and Budget each year and keep the Board updated on the Bank’s progress thereunder.	The Board has adopted the Strategic Plan and Budget and the Bank has submitted them to the Supervisory Authorities. The Bank is in the process of completing its 2010 Budget and has kept the Board updated on the Bank’s progress.

Within 60 days, the Bank shall amend its written policies and procedures to address examination report comments and recommendations regarding the use of interest reserves.	The Board has amended the Bank’s interest rate reserve policies.

Within 30 days, the Board will establish for the Bank a sound ALLL methodology and submit the revised ALLL methodology to the Supervisory Authorities for review and comment. The Board shall review the adequacy of the ALLL each quarter.	The Board has amended the Bank’s ALLL methodology and reviews the ALLL’s adequacy on a quarterly basis.
As long as these Resolutions are in effect, the Bank shall notify the Supervisory Authorities in writing when it proposes to add any individual to the Board or employ any individual as an executive officer	The Bank is in compliance with this Resolution.

The Bank shall provide monthly status reports to the Supervisory Authorities.	The Bank is in compliance with this Resolution.

Bank of Florida – Tampa Bay

Resolution	Status
On or before August 30, 2009, the Bank will prepare and submit a Capital Plan to the Supervisory Authorities for: (i) achieving by December 31, 2009, and thereafter maintaining, a Tier 1 Leverage Capital Ratio of at least 8%; (ii) achieving by December 31, 2009, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 11%; (iii) achieving by June 30, 2010, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 12%. The Capital Plan shall also address and consider: (a) the Bank’s capital requirements for the remainder of the 2009 and for 2010; (b) the volume of the Bank’s adversely classified assets; (c) the Bank’s ability to absorb unexpected losses in excess of the Bank’s ALLL; (d) anticipated growth in the Bank’s assets in 2009 and 2010; (e) the risk profile of the Bank’s asset and liability structure; and (f) source and timing of additional funds to fulfill the Bank’s future capital and ALLL needs.	The Board has adopted the Capital Plan and the Bank has submitted the Capital Plan to the Supervisory Authorities.

Management is to work with BOFL’s management to ensure that the Bank remains at all times “well capitalized”. Management is to report to the Board at each monthly meeting the progress of BOFL’s capital raising efforts with private equity investors and the alternate capital raising efforts directed at shareholders and institutional investors, either of which would be completed prior to year end.	At December 31, 2009, the Bank was considered “significantly undercapitalized.” BOFL continues to work on capital raising initiatives and management has been reporting to the Board on a monthly basis with respect to such efforts.

Achieve by December 31, 2009, and thereafter maintaining, a Tier 1 Leverage Capital Ratio of at least 8%. In the event that the ratio falls below the minimums prescribed by the Capital Plan, the Supervisory Authorities shall be notified within 10 days and capital shall be increased in an amount sufficient to achieve the ratio prior to the next quarter end.	At December 31, 2009, the Bank’s Tier 1 Leverage Capital Ratio was 2.66%. The Bank has notified the Supervisory Authorities and BOFL continues to work on capital raising initiatives.

Achieve by December 31, 2009, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 11%. Achieve by June 30, 2010, and thereafter maintaining, a Total Risk Based Capital Ratio of at least 12%. In the event that the ratio falls below the minimums prescribed by the Capital Plan, the Supervisory Authorities shall be notified within 10 days and capital shall be increased in an amount sufficient to achieve the ratio prior to the next quarter end.	At December 31, 2009, the Bank’s Total Risk Based Capital Ratio was 4.37%. The Bank has notified the Supervisory Authorities and BOFL continues to work on capital raising initiatives.

On or before August 30, 2009, the Bank will prepare and submit a Risk Reduction Plan. The Risk Reduction Plan shall include the following schedule showing a reduction in the aggregate balance of assets classified “Substandard”, “Doubtful” or “Loss” in the Report: (a) By December 31, 2009 to not more than 120 percent of Tier 1 Capital plus the ALLL as determined as of that date; (b) By March 31, 2010 to not more than 110 percent of Tier 1 Capital plus the ALLL as determined as of that date; (c) By June 30, 2010 to not more than 95 percent of Tier 1 Capital plus the ALLL as determined as	The Board has adopted the Risk Reduction Plan and the Bank has submitted it to the Supervisory authorities. At December 31, 2009, the Bank’s aggregate balance of assets classified “Substandard”, “Doubtful” or “Loss” in the

that date; (d) By September 30, 2010 to not more than 85 percent of Tier 1 Capital plus the ALLL as determined as of that date; and (e) By December 30, 2010 to not more than 70 percent of Tier 1 Capital plus the ALLL as determined as of that date. The Risk Reduction Plan may include a provision for increasing Tier 1 Capital when necessary to achieve the prescribed ratios.	Report was 33.0% of Tier 1 Capital plus the ALL.

While these Resolutions are in effect, the Bank will not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose loans are adversely classified “Substandard” by either of the Supervisory Authorities without prior approval of the Board, or its designated Committee. The Board or its designated Committee will not approve the proposed extension without first making affirmative determinations that: (a) The extension of credit is necessary to protect the Bank’s interests; and (b) All necessary loan documentation has been obtained by the Bank, including current financial and cash flow information, and satisfactory appraisal, title and lien documents. The Board’s affirmative determination shall be recorded in the minutes of the Board meeting at which the decision was made with a copy retained in the borrower’s credit file. Furthermore, any exceptions to the Bank’s Loan Policy will be fully disclosed, discussed, approved and duly noted in the Minutes of the Board or its designated committee as appropriate.	The Bank is in compliance with this Resolution.

Within 60 days of the effective date of this Resolution, management shall submit to the Board a CRE Plan to systematically reduce the Bank’s concentration in high-risk (Group 1) Commercial Real Estate Loans.	The Board has adopted the CRE Plan and the Bank has submitted it to the Supervisory Authorities.

Within 30 days of the effective date of this Resolution, management shall submit to the Board an amended Liquidity Policy which addresses and takes in to consideration the Bank’s liquidity objectives and current risk profile, including a reduction in the Net Non-Core Funding Dependence ratio to 40 percent or less by December 31, 2010, with ongoing efforts to further reduce the Bank’s dependence. Following the Board’s approval, the amended Liquidity Policy shall be submitted to the Supervisory Authorities.	The Board has amended the Liquidity Policy and the Bank has submitted it to the Supervisory Authorities. At December 31, 2009, the Bank’s Net Non-Core Funding Dependence Ratio was 25.93%.

Within 90 days, management shall prepare and submit to the Board a Strategic Plan and a Budget for the remainder of 2009 and for 2010. The Bank is to submit to the Supervisory Authorities the Board approved Strategic Plan and Budget for review and comment. The Bank is to update the Strategic Plan and Budget each year and keep the Board updated on the Bank’s progress thereunder.	The Board has adopted the Strategic Plan and Budget and the Bank has submitted them to the Supervisory Authorities. The Bank is in the process of completing its 2010 Budget and has kept the Board updated on the Bank’s progress.

Within 60 days, the Bank shall amend its written policies and procedures to address examination report comments and recommendations regarding the use of interest reserves.	The Board has amended the Bank’s interest rate reserve policies.

Within 30 days, the Board will establish for the Bank a sound ALLL methodology and submit the revised ALLL methodology to the Supervisory Authorities for review and comment. The Board shall review the adequacy of the ALLL each quarter.	The Board has amended the Bank’s ALLL methodology and reviews the ALLL’s adequacy on a quarterly basis.

As long as these Resolutions are in effect, the Bank shall notify the Supervisory Authorities in writing when it proposes to add any individual to the Board or employ any individual as an executive officer	The Bank is in compliance with this Resolution.

The Bank shall provide monthly status reports to the Supervisory Authorities.	The Bank is in compliance with this Resolution.

Anticipated FDIC Actions. Based upon the financial condition of the Banks, and subsequent correspondence and discussions with the FDIC, the FDIC has informed us that: (1) each of the Banks must notify the FDIC and the OFR before adding or replacing a member of their respective Boards of Directors or employing any person (including any existing employee) as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties. In addition, based on the Banks’ financial condition, we understand that the FDIC plans to pursue and implement formal enforcement actions with respect to the Banks in the form of consent orders (“FDIC Orders”). We currently expect the FDIC Orders will focus on the areas addressed by our Corrective Resolutions: to raise and maintain certain capital ratios, to improve asset quality, to reduce non-core funding dependence, and to reduce our commercial real estate loan concentrations, although the scope and terms of any FDIC Orders or any other action that the FDIC may take is unknown. The Banks must also obtain prior approval from the FDIC before engaging in any transactions that would materially change the composition of their balance sheets. Such transactions include any transaction or transactions that would increase a Bank’s total assets by 5% or more, or that would significantly change the Bank’s funding resources. In addition, the Banks cannot pay dividends to the Company without prior FDIC approval.

General. Banks and their holding companies, and their affiliates, are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company, the Banks and the Trust Company. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company, the Banks or the Trust Company. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company, the Banks and the Trust Company. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

Risks Related to the Conduct of Our Business

Our regulatory capital levels have declined and may continue to do so.

At December 31, 2009, our consolidated Tier 1 leverage capital ratio was 2.41%, our consolidated total risk based capital ratio was 5.33% and our consolidated Tier 1 risk based capital ratio was 2.94%. These ratios have caused the Company to be considered “under capitalized.” In addition, each of our subsidiary banks is considered to be “under capitalized” as of December 31, 2009. Continued losses will cause these capital ratios to fall further. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception.

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

The board of directors of each of our subsidiary banks has adopted Corrective Resolutions, which commit the respective subsidiary banks to remain “well capitalized” at all times and to reach by December 31, 2009 (and thereafter maintain), a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to reach, by June 30, 2010 (and thereafter maintain), a total risk-based capital ratio of at least 12%. As December 31, 2009, however, each of our subsidiary banks was “undercapitalized.” As of that date Bank of Florida – Southwest had a Tier 1 leverage capital ratio of 1.24% and a total risk based capital ratio of 2.99%; Bank of Florida – Southeast had a Tier 1 leverage capital ratio of 3.44% and a total risk based capital ratio of 6.47%; and Bank of Florida – Tampa Bay had a Tier 1 leverage capital ratio of 2.66% and a total risk based capital ratio of 4.37%. Any further enforcement action taken by our regulators, whether pursuant to the pending FDIC Order or otherwise, could require our subsidiary banks and/or the Company to maintain higher levels of capital.

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

As of December 31, 2009, our residential real estate secured loans, including lines of credit secured by real estate, and commercial real estate secured loans comprised 20.9% and 68.8% of our loan portfolio, respectively. Continuation of the downturn could further depress our earnings and our financial condition because:

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

Since commencing operations on August 24, 1999, we have incurred an accumulated deficit of approximately $162.6 million through December 31, 2009. This deficit is due to the goodwill impairment charge, substantial increase in provision for loan losses, the costs of establishing our business strategy, which included establishing our subsidiaries and infrastructure, especially before 2008, and loan losses and the continuing expansion of banking activities in our markets.

We expect to incur losses through 2010. We cannot provide any assurances that we will not incur additional losses, especially in light of economic conditions that continue to adversely affect our borrowers and our local markets. Further losses in 2010 could require us to access additional capital, which may or may not be available. Losses subsequent to December 31, 2009, will reduce our capital and may require us to write down or write off our deferred tax assets.

There are substantial doubts as to our ability to continue as a going concern and it is possible that our subsidiary banks may fail and be placed into receivership with the FDIC.

In its report dated March 5, 2010, our independent registered public accounting firm stated that our net losses raise substantial doubts about our ability to continue as a going concern. In that firm’s opinion, our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and is subject to our ability to service our existing loans in a manner that will return the Company to profitability or to identify and consummate a strategic transaction, including the potential sale of the Company. If we are not able to successfully accomplish such actions, it is possible that our subsidiary banks may fail and be placed into receivership with the FDIC.

Our Board of Directors is actively considering strategic alternatives, including a capital infusion. We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Company’s stock. We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If we are unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

Although the proceeds from this offering are expected to provide sufficient capital to support our continued operation as a going concern, such capital may prove to be insufficient due to continued degradation of the loan portfolio or other losses.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, brokered and other non-core deposits, and short- and long-term debt. As a result of being less than adequately-capitalized as of December 31, 2009, we are not able to accept, renew or rollover brokered deposits (including deposits through the CDARs program). We also are limited in the rates we may pay on any deposits. The FDIC also has restricted us from significantly changing our funding sources by increasing brokered deposits or other potentially volatile funding sources.

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

Our liquidity, on a parent-only basis, is adversely affected by our current inability to receive dividends from our subsidiary banks. In addition, the Board Resolutions prohibit us from incurring debt at the holding company level, including debt associated with trust preferred securities, without prior approval from the Reserve Bank. Our liquidity, on a consolidated basis, is also adversely affected by our subsidiary banks’ restricted access to additional non-core deposits pursuant to regulatory restrictions. Bank of Florida-Southwest and Bank of Florida-Southeast are required to reduce their respective net non-core funding dependence ratios to 40% by December 31, 2010 while Bank of Florida-Tampa Bay is required to reduce the dependence ratio to 35% by December 31, 2010. At December 31, 2009, the net non-core funding dependence ratios for Bank of Florida-Southwest, Bank of Florida-Southeast and Bank of Florida-Tampa Bay were 41.94%, 39.10% and 25.93%, respectively. There is no guarantee that our subsidiary banks will be able to achieve such ratios timely, or that we will be able to meet our liquidity needs. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate funding is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, our non-performing loans were $164.5 million, or 13.56% of our loan portfolio, and our non-performing assets (which include non-performing loans) were $178.8 million, or 12.75% of total assets. In addition, we had approximately $63.8 million in accruing loans that were 30 to 89 days delinquent at December 31, 2009.

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

Commercial real estate and commercial and industrial lending historically have had higher credit risk than single-family residential lending. Such loans typically involve larger loan balances to a single borrower or related borrowers. At December 31, 2009, commercial real estate loans (including loans secured by mortgages on multifamily properties) increased to $661.2 million, and commercial and industrial loans increased to $112.4 million.

At December 31, 2009, non-performing commercial real estate (including construction and land development loans and multi-family residential loans) and commercial and industrial loans totaled $136.6 million and represented 11.2% of total loans compared to a balance of $52.6 million at December 31, 2008, which represented 4.1% of total loans.

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

At December 31, 2009, we had a balance of $216.6 million or approximately 17.8% of our total loan portfolio in construction, land acquisition and development loans. Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values, especially in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental or occupancy rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. We may use a loan-funded interest reserve upon origination of construction, land acquisition and development loans based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the protection provided by the real estate and other collateral which allows our subsidiary banks to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. However, such practice must comply with relevant FDIC policies and guidance.

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

If Citi exercises its remedies under the Repos, then: (i) our subsidiary Banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks; and (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercises its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected.

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

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have become subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.

We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than brokered deposits or other borrowings because local accounts typically reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio. As of December 31, 2009, brokered deposits accounted for approximately $153.7 million, or approximately 12.9%, of our total consolidated deposits. Our subsidiary banks, following the filing of their December 31, 2009 call reports, are not be able to accept, renew or roll over brokered deposits, including CDARs, or pay interest rates more than 75 basis points above prevailing market rates in our local markets or national rates released by the FDIC Our subsidiary banks stopped accepting new brokered deposits and are limiting their renewal and roll over activities to reciprocal CDARs deposits as of October 29, 2009. As a result, it is possible that we could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which could have a material adverse effect on our ability to continue as a going concern.

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

Unlike larger national or regional banks that are more geographically diversified, our business and earnings are closely tied to economic conditions in Southwest and Southeast Florida and Tampa Bay, Florida. These local economies are heavily affected by population inflows, real estate, tourism and other service-based industries. Factors that could affect these local economies include declines in local population growth and tourism, higher energy costs, higher unemployment rates, reduced consumer or corporate spending, natural disasters or adverse weather, and the recent significant deterioration in general economic conditions. The current economic recession has been exacerbated by the declines in valuations of commercial and residential real estate in our markets after years of growth. Unemployment has also been significant, with an unemployment rate of approximately 11.8% for all of Florida, as of December 31, 2009. A sustained economic downturn could further adversely affect the quality of our assets, credit losses, and the demand for our products and services, which could lead to lower revenue and lower earnings.

The Florida economy remains weaker than in recent years. We believe population growth has stabilized for the State of Florida, but at a lower level than recent years. Visitor arrivals remained lower than in previous years and unemployment levels increased with similar trends expected for 2010. We continually monitor changes in the economy, including population growth, levels of visitor arrivals and spending, changes in housing prices, and unemployment rates. These trends have contributed to an increase in our non-performing loans and reduced asset quality. If market conditions remain at current levels or deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our collateral supporting loans, the losses associated with loans, and the net realizable value of other real estate owned.

The costs of FDIC insurance and the TLG guarantees have increased and are expected to continue to adversely affect our results of operations.

FDIC insurance expense has increased substantially, from $748,900 in 2008 to $2.4 million in 2009, which includes a special assessment. We expect to pay significantly higher FDIC premiums in the future, especially until our regulatory capital and risk profile improve. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced its ratio of reserves to insured deposits. The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts guarantee program and debt guarantee program. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee pay the FDIC a fee for such guarantee. These actions have significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future. The FDIC has recently proposed actions requiring all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, to be collected on December 30, 2009, which is expected to further increase our noninterest expense in 2009, unless an exemption is granted by the FDIC. Our subsidiary banks’ insurance premiums will also increase as a result of becoming less than “well capitalized.” TLG’s noninterest-bearing transaction account guarantee program is expiring on December 31, 2009 but will be automatically extended to June 30, 2010 unless we opt out from the extended period of the program. Institutions that participate in the extended program are required to pay 15 to 25 basis points annualized fee in accordance with its risk category rating assigned by the FDIC. Our management is still assessing whether we will participate in the extended program.

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

Our primary market areas are the urban areas in Southwest and Southeast Florida and in the Tampa Bay area of Florida. The banking and trust businesses in these markets are extremely competitive, which may limit our markets growth and profitability. Each of our subsidiaries competes for loans and deposits with other national, regional and local banks, savings institutions, trust companies and non-bank financial institutions located or doing business within their market area, many of which are significantly larger institutions. Non-bank competitors include mortgage bankers and brokers, finance companies, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. Many of our competitors are well-established, and substantially larger financial institutions with greater financial and personnel resources. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. In addition, our ability to compete may be further restricted by the Corrective Resolutions, the Board Resolutions, the expected FDIC Orders, various regulatory rules and restrictions as a result of our subsidiary banks’ current capital levels and any other regulatory restrictions or actions.

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

Although our common stock is listed for trading on the Nasdaq Global Market, the average daily trading volume of our common stock in 2009 was 47,423 shares, which could affect the liquidity of our shares of common stock, and could increase the volatility. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. The market price of shares of our common stock will fluctuate and may not be lower or higher than the price at which you purchase them at any time.

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

We are a holding company with no independent sources of revenue and would likely rely upon cash dividends and other payments from our subsidiaries to fund any cash dividends we decided to pay to our shareholders. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of our subsidiary banks and our trust company subsidiary to pay dividends to us is limited by their obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to them, including the requirement under Florida law that they may not pay dividends if their net income from the current year combined with retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank or trust company to fall below the minimum amount required by law, regulation, order, or any written agreement with the OFR or another federal regulatory agency. Our subsidiary banks are required to achieve and maintain regulatory capitals pursuant to the Corrective Resolutions have had substantial losses and are prohibited to pay any cash dividend to us without FDIC’s prior approval. Our losses including the total impairment of goodwill in 2009 will further decrease funds available for dividends from our banking subsidiaries.

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

Our Tampa Bay bank subsidiary is also subject to the “Enhanced Supervisory Procedures for Newly Insured FDIC-Insured Institutions” adopted on August 28, 2009, which extends the enhanced supervision of this bank which was organized in 2004 through November 4, 2011, and requires, among other things, higher FDIC insurance assessments and prior FDIC approval of changes in the business plan, even if the Corrective Resolutions and any pending FDIC Order were not present.

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

In 2005, we added shares of our common stock as an investment option to our 401(k) Plan. Therefore, the offer and sale of 401(k) Plan interests and underlying shares of common stock were required to be registered under the Securities Act of 1933, as amended, and certain disclosures were required to be delivered to our 401(k) Plan participants. We discovered that we had inadvertently failed to file the required registration statement with the Securities and Exchange Commission or to deliver the required disclosures to our 401(k) Plan participants. On October 30, 2009, we filed a registration statement covering the 401(k) Plan interests and the underlying shares of common stock.

Due to having not timely filed such a registration statement and not delivering the required disclosures, we may incur liability to the 401(k) Plan participants. As a result, we intend to make a rescission offer to our current and former 401(k) Plan participants who purchased our common stock in the 401(k) Plan, pursuant to which we will pay for shares properly delivered for rescission, subject to the approval of the Federal Reserve as required by our Board Resolutions. We will use our best efforts to commence the rescission offer by December 15, 2009. If this rescission offer is accepted by all eligible 401(k) Plan participants, we could be required to make aggregate payments to those individuals of up to approximately $2.2 million plus statutory interest. Federal securities laws do not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal securities laws for up to the aggregate amount of approximately $2.2 million plus statutory interest. See “Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional information.

Additionally, we may have been required to file Annual Reports on Form 11-K for the 401(k) Plan for 2005, 2006 and 2007. If we ultimately determine that such filings were required, we will use our best efforts to file such reports. The failure to have filed such reports, if required, may subject us to additional liability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Bank of Florida Corporation’s corporate headquarters and Bank of Florida - Southwest’s main offices are located at Bank of Florida Center, 1185 Immokalee Road, Naples, Collier County, Florida 34110. Bank of Florida Center is a three-story office building which opened in August, 2002. Bank of Florida – Southwest leases one-half of the first floor, consisting of 12,785 square feet, from Naples 9, LLC. The first floor houses a banking center with a board room, catering kitchen, conference rooms, three (3) drive-through lanes, and ATM/night deposit access. Wealth management and trust offices, and a conference room are also located on the ground floor. Bank of Florida – Southwest also leases 8,430 square feet on the second floor, with offices and work areas for finance, credit administration, and risk management. Bank of Florida Corporation leases 9,698 square feet on the third floor, with offices for marketing, human resources, training and holding company executive and administrative personnel. These leases expire in 2012 with options for two five-year renewals at then market rates. The monthly lease payment as of December 2009 was $99,400. With the acquisition of Old Florida Bank, Bank of Florida Corporation acquired property located at 12298 Matterhorn Road, Ft Myers, Florida, which is now the location of the Company’s Operations Center. The facility consists of 15,000 square feet of space and is owned by the corporation.

Bank of Florida – Southwest operates a full-service branch office at 3401 Tamiami Trail North, Naples, Florida. This branch office, which is owned by Bank of Florida - Southwest, is contained in a two-story office building located on approximately one acre of land. The bank also leased a facility in 2006 at 23471 Walden Center, Bonita Springs, Florida, which now serves as the Bank’s third full-service branch office. The monthly lease payment for the Bonita Springs location as of December 31, 2009 was $18,700. In connection with the acquisition of Old Florida Bank in April 2007, Bank of Florida – Southwest acquired a two story building at 2325 Vanderbilt Beach Road, Naples, Florida which serves as the Bank’s fourth full-service branch. The first floor serves as a full-service branch office and the second floor with 4,100 square feet is sub-leased to a third party. The lease was initially entered into on July 1, 2001 for 5 years and subsequently renewed for five years which extends the lease to June 2011. Additionally, Bank of Florida – Southwest acquired property located at 63210 Daniels Parkway, Fort Myers, Florida, which serves as the Bank’s fifth full-service branch. Bank of Florida – Southwest leases a facility at 2301 Del Prado Blvd, Cape Coral, Florida in the Coralwood Shopping Center. This branch was closed in May 2007 and is no longer in use. This 2,688 square foot space is leased from GRE Coralwood, LP beginning May 18, 2005 for a term of 5 years. The monthly lease payment as of December 31, 2009 was $7,200. Bank of Florida – Southwest also acquired a parcel of vacant land located on Santa Barbara Boulevard in Cape Coral, Florida.

Bank of Florida – Southeast operates in approximately 20,790 square feet of Suite 1700 and 3000 square feet of Suite 100 of the 200 La Olas Circle office building located at 200 SW First Avenue, in downtown Fort Lauderdale, Florida. This space is leased from 200 Brickell LTD. The space includes executive offices, wealth management offices, 3 conference rooms, board room, catering kitchen and full service branch facilities. The site does not have drive-through facilities, but does offer a walk-up ATM facility. The lease is for 10 years with an option for one ten-year renewal at then market rates. The monthly lease payment as of December 2009 was $73,000. Bank of Florida – Southeast also leases a full-service branch at 19058 NE 19th Ave. in Aventura, Florida. As of December 31, 2009 the monthly lease payment for the Aventura location was $9,700. Approximately 980 rentable square feet of this space is sub-leased to a third party. The lease commenced in October 2009 for a period of two years and terminates October 2011. In June 2008, the Bank leased office space located at 2521 E. Commercial Boulevard in Fort Lauderdale, Florida. The new 2,400 square foot facility provides convenience and visibility with the addition of two (2) drive-through lanes, walk-up ATM and expanded parking. The lease is for fifteen years with options for three five-year renewals at then market rates. The monthly lease payment as of December 2009 was $28,700.

Bank of Florida – Southeast also has leased office space in Palm Beach County, located at 595 South Federal Highway, in Boca Raton, Florida. The space consists of 6,460 square feet on the first floor, 2,500 square feet on the second floor, the garage, all common areas located on the property and the exclusive use of two (2) remote drive-through lanes, located on the west side of 555 South Federal Highway. The lease is for fifteen years with options for two five-year renewals at then market rates. The monthly lease payment as of December 2009 was $45,300.

Bank of Florida – Southeast operates a full service branch at 1493 Sunset Drive in South Miami, Florida. This facility was leased in 1998 for a ten year term with options for two five-year renewals at then market rates. The monthly lease payment as of December 2009 was $12,500. In July 2008, Bank of Florida – Southeast opened a banking facility in downtown Coral Gables, Florida. The nearly 4,700 square foot facility is located at 20 Giralda Avenue in the 55 Merrick Way Building. The facility is the third Miami-Dade County location and features a full-service banking facility, executive offices, wealth management and trust offices, two (2) drive-through lanes, two (2) ATMs and designated client parking. The lease is for ten years with options for three five-year renewals at then market rates. The monthly lease payment as of December 2009 was $22,400. A portion of the parking lot is sub-leased to a third party. This lease commenced in 2009 for seven months and subsequently terminates March 2010.

Bank of Florida – Tampa Bay leases office space located in the Harbour Island area of downtown Tampa, Florida at 777 South Harbour Island Boulevard. The space consists of 2,718 square feet on the ground floor which is operated as the main branch and banking facility. Additional space located on the ground floor serves as the executive, lending, operations and credit offices of the Bank. The monthly lease payment as of December 31, 2009 was $19,000. Bank of Florida – Tampa Bay opened a second banking center in 2007 located at 26417 U.S. Highway 19 North in Clearwater, Florida. The facility is a two story building with approximately 8,700 square feet of space. The facility features a full-service branch, one (1) drive-through lane, one (1) drive-through ATM, a conference room, and designated client parking. The monthly lease payment as of December 31, 2009 was $30,400. The lease is for 15 years with four additional five year renewal options.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock was held by approximately 1,983 holders registered or in street name as of February 3, 2010. The Company is listed on the Nasdaq Global Market under the symbol “BOFL”. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

The table below shows the high, low and closing bid prices on the NASDAQ National Market for the periods indicated.

Calendar Quarter Ended	High	Low	Closing
December 31, 2007	$16.90	$11.01	$11.50
March 31, 2008	$12.12	$8.91	$10.05
June 30, 2008	$11.20	$7.25	$7.25
September 30, 2008	$9.89	$4.12	$8.25
December 31, 2008	$8.60	$3.81	$4.21
March 31, 2009	$4.62	$1.75	$3.75
June 30, 2009	$4.25	$3.00	$3.15
September 30, 2009	$3.59	$2.14	$2.37
December 31, 2009	$2.50	$0.50	$0.83

The following graph compares Bank of Florida Corporation’s cumulative stockholder return on our common stock with: (i) SNL Financial LC’s index for Florida Banks with $1 - $5 billion in assets; and (ii) the Russell Microcap Index, which is comprised of 1,000 of the smallest securities in the Russell 2000 Index and the next 1,000 securities, which universe includes Bank of Florida. The graph assumes an initial investment of $100 on December 31, 2004.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Bank of Florida Corporation	100.00	140.91	127.19	71.38	26.13	5.15
Russell Microcap Index	100.00	102.57	119.53	109.97	65.60	84.76
Florida Banks $1-$5 Billion Assets	100.00	110.34	118.07	71.13	57.08	27.34

To date, Bank of Florida Corporation has not paid any dividends on its common stock. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Banks’ earnings, capital requirements, financial condition, and other factors. A description of the regulatory restrictions on Bank of Florida Corporation’s ability to pay dividends is contained under the heading “Dividends” in the section on “Supervision and Regulation”.

The following table sets forth information about the number of shares reserved for issuance under the 1999 Stock Option Plan and the 2006 Stock Compensation Plan as of December 31, 2009.

Number of securities to be issued upon exercise of outstanding options	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plans approved by security holders	620,156	$12.80	463,268

See “Note 18-Stock-Based Compensation” of the “Notes to Consolidated Financial Statements” for information on stock options and warrants outstanding.

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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2009	2008	2007	2006	2005
		(dollars in thousands, except per share data)
Statement of Operations Data:
Total interest income	$71,463	$83,327	$84,155	$52,330	$28,491
Total interest expense	34,811	40,535	40,931	21,221	9,348

Net interest income before provision for loan losses	36,652	42,792	43,224	31,109	19,143
Provision for loan losses	73,670	24,488	4,254	2,836	1,903

Net interest income after provision for loan losses	(37,018)	18,304	38,970	28,273	17,240
Noninterest income	8,869	4,702	5,588	4,242	3,259
Noninterest expense	108,551	44,061	39,980	28,585	19,344

(Loss) income before taxes (benefit)	(136,700)	(21,055)	4,578	3,930	1,155
Income taxes (benefit)	10,798	(7,833)	1,835	1,611	(3,728)

Net (loss) income	$(147,498)	$(13,222)	$2,743	$2,319	$4,883

Balance Sheet Data:
Total assets	$1,402,343	$1,549,013	$1,310,488	$883,102	$569,782
Total cash and cash equivalents	68,667	47,938	17,388	27,744	50,117
Interest-earning assets	1,378,856	1,415,416	1,192,104	838,626	538,255
Investment securities	98,674	117,976	38,008	41,724	18,622
Loans, gross	1,213,033	1,275,311	1,144,762	783,610	486,722
Allowance for loan losses	42,063	29,533	14,431	7,833	4,603
Deposits	1,187,318	1,166,282	937,116	691,180	495,080
Other borrowings	167,138	188,474	171,090	53,500	14,000
Stockholders’ equity	43,836	189,979	198,931	135,505	59,061

Share Data:
Basic (loss) income per share	$(11.54)	$(1.03)	$0.23	$0.29	$0.82
Diluted (loss) income per share	(11.54)	(1.03)	0.23	0.28	0.79
Book value per common share	3.07	14.87	15.57	14.15	9.94
Tangible book value per common share	2.88	9.79	10.43	12.71	9.78
Weighted average shares outstanding - basic	12,788,450	12,779,020	11,768,529	8,026,312	5,595,233
Weighted average shares outstanding - diluted	12,788,450	12,779,020	11,905,196	8,278,210	5,813,230
Total shares outstanding	12,968,898	12,779,020	12,779,020	9,575,153	5,943,783

Performance Ratios:
Return on average assets	(9.64)%	(0.93)%	0.23%	0.32%	0.98%
Return on average common stockholders’ equity	(91.61)	(6.70)	1.54	2.26	9.79
Interest-rate spread during the period	2.77	2.89	3.17	3.59	3.55
Net interest margin	2.85	3.34	3.98	4.48	4.11
Efficiency ratio[1]	262.99	92.83	81.91	80.86	86.35

Asset Quality Ratios:
Allowance for loan losses to period end loans	3.47%	2.32%	1.26%	1.00%	0.94%
Net charge-offs to average loans	5.37	0.78	0.04	0.03	0.03
Nonperforming assets to period end total assets	12.75	4.95	1.19	0.08	0.06

Capital and Liquidity Ratios:
Average equity to average assets	10.67%	13.86%	15.08%	14.02%	10.34%
Leverage (4.00% required minimum)	2.41	7.86	10.24	13.95	10.28

Risk-based capital:
Tier 1	2.94%	8.64%	10.14%	13.97%	10.48%
Total	5.33	11.12	12.57	16.19	13.37
Average loans to average deposits	95.61	112.82	117.31	105.87	92.81

Trust Assets Under Administration:
Total assets under administration	$740,545	$494,633	$499,350	$415,318	$390,002
Trust fees	2,579	2,719	3,017	2,589	1,546
Trust fees as a % of average assets under administration	0.39%	0.58%	0.60%	0.65%	0.50%

Reconciliation of Tangible Book Value per Common Share to Book Value per Common Share:

Tangible book value per common share	$2.88	$9.79	$10.43	$12.71	$9.78
Effect of goodwill and other intangibles	0.19	5.08	5.14	1.44	0.16
Book value per common share	$3.07	$14.87	$15.57	$14.15	$9.94

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bank of Florida Corporation is a multi-bank holding company with $1.4 billion in assets as of December 31, 2009 and was incorporated in Florida in September 1998. Our subsidiary Banks are separately chartered community banks with local boards that provide full-service commercial banking in a private banking environment. Our Trust Company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and provision of support and additional banking-related services to its subsidiary banks.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. Management has evaluated subsequent events for potential recognition or disclosure in the financial statements through March 5, 2010, the date upon which the Company’s annual report on Form 10-K was filed with the Securities and Exchange Commission. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management believes that, of our significant accounting policies, the following involve a higher degree of judgment and complexity. Our management has discussed these critical accounting assumptions and estimates with the Board of Directors’ Audit Committee.

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

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met. The Company records a valuation allowance for deferred tax balances when it is unlikely to generate sufficient income to support the deferred tax asset. The Company and its subsidiaries file consolidated tax returns.

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

Year Ended December 31, 2009 Compared to

Year Ended December 31, 2008

FINANCIAL CONDITION

The Company’s total assets were $1.4 billion at December 31, 2009, down $146.7 million or 9.5% over the prior year-end. Total earning assets, which the Company defines as any asset that earns interest, declined $36.6 million or 2.6% to $1.4 billion. This compares with $223.3 million or 18.7% growth in 2008. Bank of Florida – Southwest declined $88.0 million in total assets, reaching $659.2 million, while Bank of Florida – Southeast decreased $2.9 million, for a total of $535.7 million in assets. Bank of Florida-Tampa Bay, which has been open for slightly over five years, declined $8.6 million for a total of $247.1 million in total assets.

Investment Securities and Overnight Investments

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Total investment securities were $98.7 million at December 31, 2009, a decrease of $19.3 million or 16.4% from December 31, 2008. Securities available for sale totaled $98.1 million, a decrease of $16.5 million compared to those held at December 31, 2008. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at December 31, 2009 or 2008.

Federal Funds sold was zero at December 31, 2009, a decrease of $313 thousand from December 31, 2008. This category of earning assets is normally used as a temporary investment vehicle to support the Company’s daily funding requirements and, as a result, fluctuates with loan demand.

Loan Portfolio

Total gross loans outstanding (excluding deferred fees) were $1.2 billion at December 31, 2009. Loans declined $62.6 million or 4.9% for the year. Bank of Florida – Southwest accounted for $47.0 million (75.1%), Bank of Florida – Southeast accounted for $9.6 million (15.3%) and Bank of Florida – Tampa Bay accounted for the remaining $6.0 million (9.6%) of the decrease in loan balances.

Land and real estate construction loans decreased $102.0 million to $216.6 million (17.8% of total loans) at December 31, 2009, while commercial loans secured by real estate increased $49.2 million to $625.7 million (51.5% of total loans). Making up the rest of the loan portfolio were multi-family and residential loans at $202.5 million (16.7% of total loans), down $3.1 million from the end of 2008, followed by commercial business loans at $112.4 million (9.3% of total loans), consumer lines of credit at $45.2 million (3.7% of total loans) and other consumer loans at $11.9 million (1.0% of total loans).

Asset Quality

The Banks’ loan portfolios are subject to periodic reviews by our internal loan review department, our external loan review consultant and state and federal bank regulators. The Company’s nonperforming loans (nonaccruals and 90+ days past due) totaled $164.5 million at December 31, 2009. Consequently, nonperformers as a percent of loans outstanding increased from 5.63% at December 31, 2008, to 13.56% as of December 31, 2009. Thirty-to-ninety day delinquent loans were $63.8 million or 5.26% of loans outstanding at December 31, 2009. There were $61.1 million in net charge-offs during 2009, resulting in net charge-offs to average loans of 5.37%. The increased level of nonperforming assets in 2009 is a result of a slowing economy and the devaluation of real estate

Real estate values in our markets deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses. Our non-performing assets have increased since the beginning of the economic downturn in 2007 as management continues to aggressively recognize impaired loans based on our ongoing process of identifying early signs of stress in our loan portfolio. Additionally, we continue to track every loan from pre-watch identification through disposition, using our history of trend analysis by loan type, industry, market and vintage, which further supports progress in projecting impairment on a loan by loan basis. In the third quarter of 2009, we utilized a third-party loan review firm to review 46% of our loans.

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

We had $90.6 million in loans that were defined as troubled debt restructuring as of December 31, 2009. Of those amounts, $48.9 million were accruing as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest-only period, reducing the interest rate to give the borrower relief, or other modifications of terms that deviate from the original contract.

Deposits

Total deposits increased $21.0 million or 1.8% in 2009 to end the year at $1.2 billion. Deposit growth in the Bank of Florida – Southwest comprised $9.2 million of this increase, up 1.7% to $535.4 million in deposits at December 31, 2009, while deposits at Bank of Florida – Southeast climbed $43.4 million or 10.7% to $448.7 million. Bank of Florida – Tampa Bay ended the year with $194.0 million in deposits, down $31.6 million or 14.0%.

Core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100 thousand, increased $74.1 million or 10.4% from December 31, 2008, with the growth in CDs less than $100 thousand (up $202.1 million), NOW accounts (up $4.8 million), and savings accounts (up $73 thousand) more than offsetting the decline in non interest bearing deposits (down $10.9 million), money market deposits (down $24.8 million) and retail CDARs (down $97.2 million). As of the end of 2009, these accounts comprised 26.1%, 4.5%, 0.5% 8.8%, 24.6% and 1.7%, respectively, of total deposits. Non-core deposit accounts decreased $53.1 million or 11.7% during 2009 and accounted for 33.8% of total deposits.

The annualized average rate paid on total interest bearing deposits during 2009 was 2.66%, a decrease of 91 basis points compared to 2008. This decrease resulted primarily from the lower interest rate environment under which we currently operate.

Due to the Bank’s capital positions and the Resolutions described under “Supervision and Regulation,” we are presently prohibited from accepting, renewing or rolling over brokered depositis, including CDAR’s, and from paying interest rates greater than 0.75% of the prevailing local rate or the national rates published by the FDIC.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk and margin. At December 31, 2009, borrowings totaled $167.1 million, a decrease of $21.3 million compared to December 31, 2008. Total borrowings at December 31, 2009, consisted of $32.7 million of other borrowings, $16.0 million in subordinated debt and $118.5 million in Federal Home Loan Bank (“FHLB”) Advances compared to $20.0 million of other borrowings, $16.0 million in subordinated debt and $152.5 million in FHLB Advances, respectively, at the end of 2008. The maturities of all borrowings range from March 2010 through July 2017.

See “Note 11-Subordinated Debt and Other Borrowings” and “Note 12-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information.

Stockholders’ equity

Total stockholders’ equity was $43.8 million at December 31, 2009, a $146.1 million or 76.9% decrease since December 31, 2008. Book value per share was $3.07 at December 31, 2009 while the tangible book value per common share was $2.88. The Company’s Tier 1 leverage ratio decreased 545 basis points to 2.41% at December 31, 2009 from 7.86% at December 31, 2008. The minimum Tier 1 leverage ratio for bank holding companies is 4.0%; however, regulators can require bank holding companies to satisfy higher capital requirements. At December 31, 2009, the Company was significantly undercapitalized. Note 17 – Stockholder’s Equity provides additional information regarding the Company’s capital position.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Real estate operating leases	$4,130	$8,364	$8,457	$27,833	$48,784
Subleased operating leases	(155)	(150)	—	—	(305)
Equipment operating leases	147	168	58	1	374
Certificates of Deposit	363,034	343,724	24,117	250	731,125
Subordinated Debt	—	3,000	—	13,000	16,000
Repurchase Agreements	12,681	—	20,000	—	32,681
Federal Home Loan Bank advances	25,000	47,257	36,200	10,000	118,457

Total	$404,837	$402,363	$88,832	$51,084	$947,116

Further discussion of the nature of each obligation is included in “Note 10-Deposits”, “Note 11-Subordinated Debt and Other Borrowings”, “Note 12-Federal Home Loan Bank Advances” and “Note 14-Commitments and Contingencies” of the “Notes to Consolidated Financial Statements”.

Default Upon Senior Securities

Two of the Banks are parties to similar master repurchase agreements and confirmations, or “Repos,” with Citigroup Global Markets, Inc., or “Citi”. Pursuant to the Repos, each such subsidiary bank sold Citi $10.0 million of securities, subject to their obligation to repurchase such securities at a specific price in 2013. The Repos provide that if either of our subsidiary Banks fails to remain “well capitalized” for regulatory purposes, the Repos may be called. We notified Citi that an event of default has occurred and is continuing under each of the Repos, and Citi has reserved all its rights upon a default under each Repo.

If Citi exercises its remedies under the Repos, then: (i) our subsidiary Banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks; and (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercises its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected.

As part of Bank of Florida Corporation’s (the “Company”) continuing efforts to conserve capital, on February 17, 2010, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Florida – Southeast adopted a resolution suspending interest and principal payments on its $6 million in subordinated debt.

On February 18, 2010, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Florida – Southwest adopted a resolution suspending interest and principal payments on its $10 million in subordinated debt.

RESULTS OF OPERATIONS

The Company’s net loss available to common shareholders for 2009 was $147.6 million or ($11.54) per diluted share, which included $106,000 in preferred stock dividends. The Company’s net loss available to common shareholders was $13.2 million or ($1.03) per diluted share, for 2008. Pretax net loss increased $115.6 million to $136.7 million. The primary factors explaining the deterioration were the $62 million goodwill impairment, $49.2 million increase in provision for loan losses, a $38.8 million valuation allowance on the deferred tax asset and a $6.2 million or 13.0% decrease in top-line revenue mostly attributable to the decline in interest rates. Top-line revenue is a non-GAAP measure which the Company defines as net interest income plus noninterest income, excluding net securities gains/losses. Management monitors top-line revenue as we believe it is an indication of core earning capacity.

Net Interest Income

Net interest income decreased $6.1 million or 14.3% in 2009 to $36.7 million, primarily the result of the reduction in interest rates year over year. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.77% on average in 2009, which was a decrease of 12 basis points when compared to 2008, while, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 2.85% in 2009, a 49 basis points decrease over 2008. The margin continues to be pressured in this low rate environment.

Interest income decreased $11.9 million or 14.2% to $71.5 million in 2009, the result of a 95 basis point decrease in the average yield earned on interest earning assets. Total average interest-earning assets increased $5.8 million during the year and resulted in a $856 thousand decrease in interest income. The average yield on interest-earning assets, which was impacted by the increase in nonaccrual loans, decreased to 5.55%, accounting for $10.8 million decline in interest income with the day count difference accounting for the remainder of the decrease. Approximately 63.4% of loans outstanding at December 31, 2009 are variable rate loans compared to 65.2% at December 31, 2008.

Interest expense totaled $34.8 million in 2009, a decrease of $5.7 million or 14.1%. The overall cost of interest-bearing liabilities was 2.78% compared to 3.61% one year ago. Noninterest-bearing deposits averaged $107.2 million for 2009 compared to $104.2 million last year. Money market rates were 133 basis points lower on average, while the average cost of time deposits decreased 89 basis points. During the year ended December 31, 2009, the Company decreased its use of FHLB advances as an alternative funding source. The average outstanding amount of FHLB advances for 2009 were $123.1 million at an average cost of 3.89% compared to $147.2 million at an average cost of 3.75% for 2008.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (in thousands).

	For the Years Ended December 31,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans [1]	$1,138,584	$66,098	5.81%	$1,180,447	$78,441	6.65%
Interest earning deposits	17,076	47	0.28%	560	15	2.68%
Securities [2]	120,704	5,302	4.39%	91,136	4,716	5.17%
Federal funds sold	10,782	16	0.15%	9,187	155	1.69%

Total interest-earning assets	1,287,146	71,463	5.55%	1,281,330	83,327	6.50%

Non interest-earning assets	242,285			146,628

Total Assets	$1,529,431			$1,427,958

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$48,636	92	0.19%	$49,785	247	0.50%
Money market accounts	339,418	5,735	1.69%	338,357	10,215	3.02%
Savings	6,177	21	0.34%	6,228	34	0.55%
Time deposits	689,431	22,941	3.33%	547,730	23,076	4.21%
Other borrowings	170,522	6,022	3.53%	179,801	6,963	3.87%

Total interest-bearing liabilities	1,254,184	34,811	2.78%	1,121,901	40,535	3.61%
Non-interest bearing deposits	107,164			104,224
Other liabilities	4,800			4,344
Stockholders’ equity	163,283			197,489

Total Liabilities & Stockholders’ Equity	$1,529,431			$1,427,958

Net interest income		$36,652			$42,792

Interest-rate spread			2.77%			2.89%
Net interest margin			2.85%			3.34%
Ratio of average interest-bearing liabilities to average earning assets		97.5%			87.6%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	DAYS	CHANGE
Increase (decrease) in interest income:
Loans[1]	$(2,215)	$(9,913)	$(215)	$(12,343)
Interest earning deposits	45	(13)	—	32
Securities[2]	1,312	(713)	(13)	586
Federal funds sold	2	(141)	—	(139)

Total interest income	(856)	(10,780)	(228)	(11,864)

Increase (decrease) in interest expense:
Interest bearing checking and money market deposits	45	(4,651)	(29)	(4,635)
Savings deposits	—	(13)	—	(13)
Time deposits	4,778	(4,850)	(63)	(135)
Other borrowings	(313)	(609)	(19)	(941)

Total interest expense	4,510	(10,123)	(111)	(5,724)

Total change in net interest income	$(5,366)	$(657)	$(117)	$(6,140)

[1]	For purposes of this analysis, non-accruing loans are not included in the average balances.
[2]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

Noninterest Income

Noninterest income was $8.9 million, an increase of $4.2 million or 88.6% over 2008. Gains on sale of assets, which includes gains on sale of securities, increased $3.6 million (up 5954.3%) as a result of more gains on sales of securities ($4.2 million) and fewer losses on fixed asset dispositions ($167,000), partially offset by losses on loan sales ($240,000) and losses on sale of other real estate owned ($987,000) and lower secondary market fees ($45,000).

Trust fees declined $140,000 or 5.1% to $2.6 million over 2008 primarily the result of the distressed equity market conditions that occurred during the first half of 2009. Over the past twelve months, assets under administration have increased $245.9 million, or 49.7%, to $740.5 million at December 31, 2009.

Service charges and other income increased approximately $708,000, or 36.8%, over 2008, due to hedge ineffectiveness and the termination of the derivative transaction ($480,000), greater service charge income ($360,000) due to the implementation of a more efficient process for commercial account analysis, partially offset by lower other income ($133,000).

Noninterest Expenses

Noninterest expenses rose $64.5 million or 146.4% over 2008. The majority of the increase is explained by the $62.0 million goodwill impairment charge that was recorded during the third quarter. Other increases occurred in the areas of regulatory assessments ($1.6 million or 164.1% increase) driven by the increase in FDIC assessments, including a one-time special assessment of $712,000, professional fees ($1.2 million or 68.5% increase) and shareholder relations expense ($221,000 or 132.2% increase) driven by the capital campaign, repossession expenses ($863,000 or 63.6% increase) related to the increase in foreclosed property, other losses ($547,000 or 390.2% increase), occupancy ($198,000 or 2.84% increase) and data processing ($238,000 or 10.3% increase). These increases in expense were partially offset by decreases in salaries and benefits ($1.4 million or 6.4% decrease), office supplies ($245,000 or 29.2% decrease) and travel ($245,000 or 20.5% decrease).

Asset Quality and Provision for Loan Losses

Nonperforming loans (90+ days past due and non-accruals) totaled $164.5 million, or 13.56% of loans outstanding. The increase from prior year was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. The ratio of net charge-offs to average loans for 2009 grew 459 basis points to 5.37%. The Company’s asset quality can also be measured by the coverage of the loan loss allowance to nonperforming loans (.26 times). These measures are worse than the Company’s historic norms.

The provision for loan losses increased $49.2 million or 200.8%, as a result of loan downgrades and an increased level of net charge-offs due to the continued weakness in real estate values. The allowance for loan losses, which is established through a charge to provision for loan losses as losses are estimated, totaled $42.1 million or 3.47% of loans outstanding at December 31, 2009. In comparison, the allowance for loan losses totaled $29.5 million or 2.32% of loans outstanding at December 31, 2008. Actual loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Company recorded net charge-offs during 2009 of $61.1 million, compared to $9.2 million in 2008. The primary factor impacting the amount of these charge-offs is the continued decline in property values across the Florida markets.

Income Taxes

Income tax expense for 2009 was $10.8 million, as compared with a benefit of $7.8 million for 2008, representing effective tax rates of 7.9% and 37.2%, respectively. The effective tax rate was lower than the statutory tax rate in the current year primarily due to the goodwill impairment charge and the valuation allowance established on the deferred tax asset. Additional information regarding income taxes can be found in “Note 9 – Income Taxes” of the “Notes to Consolidated Financial Statements”.

The effective tax rate for 2009 reflects the tax treatment of the $62.0 million goodwill impairment charge. Since the majority of the Company’s goodwill originated from acquisitions that were treated as tax-free exchanges, no goodwill was recognized for tax reporting purposes and therefore no tax deduction is allowed for the impairment charge. Likewise, no tax benefit is recognized in the financial statements relating to the $62.0 million charge.

Quarterly Operating Results

The following table presents condensed information relating to quarterly periods in the years ended December 31, 2009 and 2008 (in thousands, except per share data).

	Quarter Ended:
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
2009
Total interest income	$16,668	$17,933	$18,069	$18,793
Total interest expense	8,600	8,379	8,634	9,198

Net interest income before provision for loan losses	8,068	9,554	9,435	9,595
Provision for loan losses	31,494	25,719	9,764	6,693

Net interest income after provision for loan losses	(23,426)	(16,165)	(329)	2,902
Non-interest income	3,443	1,595	2,676	1,155
Non-interest expense	11,802	73,014	12,704	11,031

(Loss) Income before taxes	(31,785)	(87,584)	(10,357)	(6,974)
Income taxes (benefit)	26,760	(9,504)	(3,857)	(2,601)

Net (loss) income	$(58,545)	$(78,080)	$(6,500)	$(4,373)

Basic (loss) income per share	$(4.58)	$(6.10)	$(0.51)	$(0.34)
Diluted (loss) income per share	$(4.58)	$(6.10)	$(0.51)	$(0.34)

Weighted average shares - basic	12,800,398	12,795,054	12,779,020	12,779,020
Weighted average shares - diluted	12,800,398	12,795,054	12,779,020	12,779,020

Return on average assets	(15.35)%	(20.63)%	(1.71)%	(1.15)%
Return on average common equity	(237.05)%	(180.22)%	(14.19)%	(9.23)%

Net interest margin	2.48%	3.02%	2.97%	2.93%
Efficiency ratio	129.29%	686.42%	118.07%	102.61%

Total assets	$1,402,343	$1,488,008	$1,528,879	$1,570,255
Total shares outstanding	12,968,898	12,968,898	12,947,520	12,955,520
Book value per share	$3.07	$7.68	$13.69	$14.38

2008
Total interest income	$20,428	$20,980	$20,994	$20,925
Total interest expense	10,639	10,059	9,647	10,190

Net interest income before provision for loan losses	9,789	10,921	11,347	10,735
Provision for loan losses	16,026	6,190	1,585	687

Net interest income after provision for loan losses	(6,237)	4,731	9,762	10,048
Non-interest income	1,195	1,162	1,049	1,296
Non-interest expense	10,951	11,388	10,770	10,952

Income before taxes (benefit)	(15,993)	(5,495)	41	392
Income taxes (benefit)	(5,979)	(2,050)	37	159

Net (loss) income	$(10,014)	$(3,445)	$4	$233

Basic (loss) income per share	$(0.78)	$(0.27)	$0.00	$0.02
Diluted (loss) income per share	$(0.78)	$(0.27)	$0.00	$0.02

Weighted average shares - basic	12,779,020	12,779,020	12,779,020	12,779,020
Weighted average shares - diluted	12,779,020	12,779,020	12,779,020	12,779,376

Return on average assets	(2.65)%	(0.95)%	0.00%	0.07%
Return on average common equity	(20.89)%	(6.96)%	0.01%	0.47%

Net interest margin	2.89%	3.33%	3.58%	3.62%
Efficiency ratio	99.70%	94.48%	86.88%	91.01%

Total assets	$1,549,013	$1,545,054	$1,414,689	$1,404,034
Total shares outstanding	12,779,020	12,779,020	12,779,020	12,779,020
Book value per share	$14.87	$15.39	$15.45	$15.69

Year Ended December 31, 2008 Compared to

Year Ended December 31, 2007

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

Net Interest Income

Net interest income decreased $432 thousand or 1.0% in 2008 to $42.8 million, the result of a 400 basis point reduction in interest rates during the year. Net interest spread, the difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.89% on average in 2008, which was a decrease of 27 basis points when compared to 2007, while, the net interest margin, which is net interest income divided by average interest-earning assets, averaged 3.34% in 2008, a 64 basis points decrease over 2007. The margin continues to be pressured in this declining rate environment.

Interest income decreased $828 thousand or 1.0% to $83.3 million in 2008, the result of a 124 basis point decrease in the average yield earned on interest earning assets that was partially offset by continued loan growth. Total average interest-earning assets increased $194.7 million during the year resulting in a $12.1 million increase in interest income while the average yield on interest-earning assets decreased to 6.50%, accounting for $13.1 million decline in interest income with the day count difference accounting for the remainder of the improvement. Approximately 65.2% of loans outstanding at December 31, 2008 are variable rate loans compared to 73.9% at December 31, 2007.

Interest expense totaled $40.5 million in 2008, a decrease of $396 thousand or 1.0%. The overall cost of interest-bearing liabilities was 3.61% compared to 4.58% one year ago. Noninterest-bearing deposits averaged $104.2 million for 2008 compared to $103.1 million last year. Money market rates were 143 basis points lower on average, while the average cost of certificates of deposit decreased 84 basis points. During the year ended December 31, 2008, the Company increased its use of FHLB advances as an alternative funding source. The average outstanding amount of FHLB advances for 2008 were $147.2 million at an average cost of 3.75% compared to $104.8 million at an average cost of 5.02% for 2007.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (in thousands).

	For the Years Ended December 31,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/Rate	Average Balance	Interest and Dividends	Average Yield/Rate
Assets:
Earning assets:
Loans [1]	$1,180,447	$78,441	6.65%	$1,028,971	$81,145	7.89%
Interest earning deposits	560	15	2.68%	1,291	76	5.90%
Securities [2]	91,136	4,716	5.17%	48,199	2,580	5.35%
Federal funds sold	9,187	155	1.69%	8,144	354	4.35%

Total interest-earning assets	1,281,330	83,327	6.50%	1,086,605	84,155	7.74%

Non interest-earning assets	146,628			96,589

Total Assets	$1,427,958			$1,183,194

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$49,785	247	0.50%	$57,058	684	1.20%
Money market accounts	338,357	10,215	3.02%	341,374	15,180	4.45%
Savings	6,228	34	0.55%	7,625	49	0.64%
Time deposits	547,730	23,076	4.21%	367,992	18,609	5.06%
Other borrowings	179,801	6,963	3.87%	120,331	6,409	5.33%

Total interest-bearing liabilities	1,121,901	40,535	3.61%	894,380	40,931	4.58%
Non-interest bearing deposits	104,224			103,149
Other liabilities	4,344			7,247
Stockholders’ equity	197,489			178,418

Total Liabilities & Stockholders’ Equity	$1,427,958			$1,183,194

Net interest income		$42,792			$43,224

Interest-rate spread			2.89%			3.16%
Net interest margin			3.34%			3.98%
Ratio of average interest-bearing liabilities to average earning assets		87.6%			82.3%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	DAYS	CHANGE
Increase (decrease) in interest income:
Loans[1]	$9,844	$(12,770)	$222	$(2,704)
Interest earning deposits	(19)	(42)	—	(61)
Securities[2]	2,214	(85)	7	2,136
Federal funds sold	17	(217)	1	(199)

Total interest income	12,056	(13,114)	230	(828)

Increase (decrease) in interest expense:
Interest bearing checking and money market deposits	(170)	(5,275)	43	(5,402)
Savings deposits	(8)	(7)	—	(15)
Time deposits	7,521	(3,105)	51	4,467
Other borrowings	2,215	(1,678)	17	554

Total interest expense	9,558	(10,065)	111	(396)

Total change in net interest income	$2,498	$(3,049)	$119	$(432)

[1]	For purposes of this analysis, non-accruing loans are not included in the average balances.
[2]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

Noninterest Income

Noninterest income declined $886 thousand or 15.9% over 2007, primarily due to decreases in gains on sale of assets of $646,000 (down 91.5%) and trust fees of $298,000 (down 9.9%). Service charges and other income rose approximately $58,000. The decrease in fee income earned by the Trust Company, which totaled $2.7 million in 2008, was primarily the result of contraction in the average assets under administration during the year and the decline in market values.

Noninterest Expenses

Noninterest expenses rose $4.1 million or 10.2% over 2007. The increase is primarily comprised of higher occupancy and equipment related expense ($2.2 million or 26.7%). Building lease costs rose due to additional space required for business expansion, and equipment rental, maintenance, and depreciation expense increased accordingly. Other increases occurred in the areas of repossession expenses ($1.3 million or 2,770%) associated with other real estate owned, regulatory assessments ($438,000 or 77.2%) and professional fees ($274,000 or 17.8%).

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

Homogenous Loan Pools

The Banks established general reserve allocations as a percentage of loans for homogeneous pools of loans where each category demonstrates similar risk characteristics. The reserve metrics are monitored and adjusted for adequacy on a quarterly basis. The following table sets forth, as of December 31, 2009, our reserves as a percentage of loans for each loan category:

Homogeneous Loan Pool	2009 BOF-Southwest	2009 BOF-Southeast	2009 BOF-Tampa Bay
Residential Land & Construction	7.05%	5.10%	26.20%
Land & Construction	3.00%	2.95%	2.85%
Home Equity Loans (Lines on 1-4 Family)	2.10%	1.90%	0.80%
1-4 Family Non Revolving	1.75%	1.60%	0.75%
Multifamily	0.65%	0.55%	0.55%
Commercial Real Estate Owner Occupied	0.90%	0.70%	0.75%
Commercial Real Estate Non-Owner Occupied	0.95%	0.85%	0.90%
Commercial Non Real Estate Secured	3.25%	1.05%	0.95%
Consumer and Other Loans	2.25%	1.05%	0.80%

The general reserve allocations result in reserves of $7.6 million for the Southwest market, $4.8 million for the Southeast market, and $2.0 million for the Tampa market to total approximately $14.4 million on a consolidated basis.

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

Delinquency and Non-Accrual Loans

Historically the delinquency experience and non-accrual loans have been low in comparison to our UBPR peers. According to information available from the Federal Financial Institutions Examination Council’s (FFIEC) Uniform Bank Performance Report (UBPR) summarized below, since 2005 each affiliate Bank has generally experienced a below UBPR peer group net loss as a percentage of average total loans and leases. However, the recent economic downturn within the Banks footprint has caused each Bank to exceed its peers for the first three quarters of 2009, and 2008 for all markets. Loans risk rated “6/Special Mention” and above has increased $24.0 million from third quarter 2009 or 7.53%, however the delinquencies within the portfolio have remained stable in the fourth quarter from the prior quarter. The following chart shows the delinquency experience, including nonaccruals, of the individual banks against the UBPR peer group.

Year	BOFL - SW	UBPR PEER	BOFL - SE	UBPR PEER	BOFL - TB	UBPR PEER
Q309	18.44%	4.58%	15.21%	4.58%	16.38%	5.37%
2008	9.26%	3.59%	5.80%	3.59%	5.53%	3.69%
2007	2.67%	2.22%	0.31%	2.22%	0.20%	1.53%
2006	0.07%	1.42%	0.26%	0.97%	1.29%	0.70%
2005	0.22%	1.28%	0.00%	0.60%	0.00%	0.24%

Uniform Bank Performance Report—% Total P/D LN & LS including Nonaccrual

Changes in Charge-Offs and Recoveries

The historical loss experience for the Banks has been very minimal and below peers, prior to 2008. The recent economic downturn within the Banks footprint has caused each Bank to exceed their peers in the first three quarters of 2009. Net charge-offs during the fourth quarter 2009 increased another $14.5 million to total $27.2 million, an increase from $12.7 million in the third quarter. The increase in net charge-offs was primarily related to $11 million of valuation adjustments on several large commercial real estate projects as well as another $3 million related to the possession of foreclosed properties.

Year	BOFL - SW	UBPR PEER	BOFL - SE	UBPR PEER	BOFL - TB	UBPR PEER
Q309	3.70%	0.85%	3.03%	0.85%	3.95%	0.92%
2008	1.32%	0.51%	0.30%	0.51%	0.15%	0.48%
2007	0.08%	0.18%	0.00%	0.18%	0.00%	0.12%
2006	0.05%	0.11%	0.08%	0.14%	0.00%	0.04%

Uniform Bank Performance Report—Net Loss to Average Total LN & LS

Florida Outlook

The following table exemplifies the substantial increase in unemployment rates within the Bank’s footprint as of December 31, 2009 dating back to 2006:

Group	4Q09	2008	2007	2006
National	10.00%	7.10%	4.80%	4.30%

Florida	11.80%	7.80%	4.40%	3.00%

Collier County	11.90%	8.10%	4.70%	2.50%

Lee County	13.80%	10.00%	5.70%	2.70%

Broward County	10.00%	6.80%	4.00%	2.70%

Dade County	11.30%	7.00%	3.90%	3.50%

Palm Beach County	11.50%	7.80%	4.60%	3.10%

Hillsborough County	12.10%	7.80%	4.40%	2.90%

Pinellas County	11.90%	8.00%	4.40%	2.80%

As illustrated in the table above both Lee and Collier County continue to experience one of the highest unemployment rates in the state, however it appears the other markets within the Bank’s footprint are not too far behind. The high unemployment rates are due to the heavy reliance on real estate activity for employment and lack of industry as compared to Florida’s larger markets.

The general investment outlook for Florida real estate, though still mixed, remained unchanged according to the University of Florida Bergstrom Center for Real Estate Studies. Expectations for single family residential absorption decreased for the second consecutive quarter. While low prices and interest rates will continue to have a positive effect on absorption the continued negative trend in employment along with the nearing expiration of government incentives has curbed future expectations. The expectation for prices declined slightly this quarter as many continue to believe that prices with increase slower than inflation. The investment outlook for single family development also declined for the second consecutive quarter.

Industrial

The outlook for industrial occupancy is mixed this quarter with the expectations declining in Warehouse but increasing in Flex Space. In both segments it is expected that there will be little to no change in occupancy. The outlook for investment in industrial remained slightly positive overall, however, the outlook in Warehouse declined from the previous quarter while the outlook improved in Flex space for the third consecutive quarter. Cap rates for industrial properties continued to move upward, suggesting increased investor uncertainty and expectations for future cap rates increased in both segments.

Office

The outlook for office occupancy increased in Class A for the second consecutive quarter while the outlook for Class B space declined slightly. The outlook for office rental rates is mixed with an improving trend in Class B and a negative move in Class A. In both property classes, however, it is expected for rates to lag inflation. The outlook for office investment remained mixed but improved slightly in both segments. Cap rates continued to creep upward for both segments at or above 9%. The expectation for future cap rates remained stable expecting a slight increase.

Retail

Surprisingly, according to the University of Florida Bergstrom Center for Real Estate Studies the expectations for occupancy increased for every sector but Strip Centers this quarter with the largest increase in Free Standing Retail, which indicates no change over the next quarter. The outlook for rental rate growth also improved in all but the Strip Center segment, however all continue to expect stable rental rates. Actual cap rates declined slightly in Strip Survey of Emerging Market Conditions January 2010© 2008-9 University of Florida Bergstrom Center for Real Estate Studies Centers and Free Standing Retail and increased in the remaining sectors. There was a dramatic improvement in the expectation for future cap rates in Free Standing as more respondents now believe that future cap rates will remain unchanged. The investment outlook in Retail remains mixed for all segments.

Land Investment

The outlook for investment in land remains mixed and largely unchanged for every property type this quarter. Numerous factors continue to dampen expectations including the lack of financing for land as well as a large spread in bid-ask prices as owners have chosen not to discount as deeply as the market believes is necessary. Additionally, it is expected that banks will continue to take a slow approach to recognizing and acting on distressed properties.

The vacancy rate of commercial properties in the seven counties within the Bank’s footprint, have all experienced increases in vacancy rates from approximately 7% to 9% in December 2008. In December 2009 vacancy rates declined from 9.90% in September 2009 to 9.10% for the Tampa market. In both the Southwest and Southeast footprints continue to increase at 13.70% and 9.63% from 12.20% and 9.37% respectively from the prior quarter.

Recent Performance

Florida’s economy has yet to transition from recession to recovery. Signs of improvement have been uneven, but there have been some positive developments. Early-stage mortgage delinquencies are moderating, initial claims for unemployment insurance are subsiding, and consumer confidence is improving. Also, federal incentives have successfully invigorated home sales and industrial production. A number of hurdles remain, as foreclosure sales continue to increase and the unemployment rate is a percentage point above the national average. The unemployment rate may be painting an optimistic picture, as the labor force has been declining since late 2008.

The pace and extent of job losses have moderated significantly since the beginning of the year. Nonetheless, businesses still lack the confidence to hire. The jobless rate will rise until initial claims moderate to a level consistent with labor market stability. A pace of 15,000 initial claims per week would be consistent with labor market stability, while 10,000 per week would be consistent with sturdy employment growth.

Exports

Florida’s exports are struggling even as the Latin American economy is attempting recovery. Exports decreased to a five-year low in the third quarter of 2009. The decline in exports can be attributed to the state’s manufacturing specialization in pro-cyclical durable goods, including concrete and cement. Latin American demand for Florida’s concrete and cement has slowed even as the depreciating dollar has made the state’s manufactured goods and services more competitive. It will likely take a number of years for exports to fully recover, which will be a hindrance on industrial production.

Tourism

Tourism is expected to recover over the next year as the national labor market begins to improve. Due to the weak dollar, areas with international appeal such as Orlando and Miami are fairing better than their domestically orientated counterparts, including Jacksonville and West Palm Beach. Those markets reliant on domestic tourism should improve over the next year as consumer confidence rises, the national labor market stabilizes, and wage growth returns.

Stimulus

The federal stimulus will likely deliver its maximum boost next spring, helping the state emerge from recession. Whereas the stimulus is working faster nationally, Florida is last with infrastructure projects underway. The lack of infrastructure projects is hurting construction employment, which resumed declining in the second half of the year. Nevertheless, the state’s large project pipeline should assist in job creation for 2010. One upside risk is if the state wins federal funding to create a commuter rail service from Jacksonville to Miami. Florida would also benefit if it receives federal funding to aid in the construction of a high-speed rail system linking Tampa to Orlando.

Recovery

Florida’s recovery is expected to be lackluster because of its reliance on in-migration and its fractured housing market. Immigration has an important affect on the Florida economy, as an average of 240,000 residents per year have relocated to the state since the beginning of the decade. However, net migration decreased 40% to 68,000 in 2008, the smallest in recent memory. The decline in migration is mostly attributed to the severe housing correction. Falling housing prices and wealth nationally have delayed some individuals from retiring. Also, an increasing number of residents are migrating out of the state, because of Florida’s severe recession.

The delayed stabilization in house prices will also delay Florida’s recovery by undermining consumer confidence and household wealth. Florida home prices will not stabilize until after they do nationally. The state continues to lead the nation in foreclosure sales, which are expected to remain elevated in 2010 and will put downward pressure on home prices.

Florida economy is expected to emerge from recession by the second quarter of 2010 as job losses subside and consumer confidence improves. The unemployment rate is expected to peak near 13% in 2010, compared to 10.7% nationally. Furthermore, it is expected that the state will not recover the jobs lost during the recession until late 2012 or early 2013. In the long term, Florida’s strong demographic and economic fundamentals will enable it to grow at a fast pace.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of the actions referred to in “Note 19-Regulatory Matters” of the “Notes to Consolidated Financial Statements”. The uncertainty of successful execution of our plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bank of Florida – Southwest was considered critically undercapitalized, Bank of Florida—Southeast was considered undercapitalized and Bank of Florida—Tampa Bay was considered significantly undercapitalized as of December 31, 2009. The Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 2.41%, 2.94% and 5.33%, respectively, as of December 31, 2009.

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

The Company’s ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. One of the tools that the Company uses to measure liquidity is a comparison of total liquid assets (cash, due from banks, federal funds sold, and other investments) to total deposits, calculating it on a daily basis and reviewing it quarterly with the subsidiary bank management and board of directors Asset/Liability Management Committees (ALCO). As of December 31, 2009, consolidated Company liquid assets were $166.8 million or 14.0% of consolidated deposits. It is the policy of the Banks to manage the liquidity ratio above 3%. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks amounting to $98.4 million, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank and do not have any further borrowing capacity at this time At December 31, 2009, the Company had $118.5 million in outstanding borrowings from the FHLB of its present $118.5 million line, and there was $98.4 million in other available lines from correspondents.

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

Bank of Florida Corporation’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in “Note 21 – Fair Values of Financial Instruments and Fair Value Measurements” in the “Notes to Consolidated Financial Statements”.

ASSET/LIABILITY MANAGEMENT

It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100 thousand, and include deposits made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in owner-occupied, commercial real estate, and commercial and industrial loans.

The asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the respective Banks’ Boards of Directors. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on the Banks’ earnings.

INTEREST SENSITIVITY

The objective of interest sensitivity management is to minimize the risk associated with the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. Managing this risk involves monthly monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. All assets and liabilities are evaluated as maturing at the earlier of re-pricing date or contractual maturity date. While liabilities without specific terms such as money market, NOW and savings accounts are generally considered core deposits for liquidity purposes, 84% are deemed to re-price for purposes of interest rate sensitivity analysis within the first three months. Management subjectively sets rates on all accounts.

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

The following is a consolidated maturity and re-pricing analysis of rate sensitive assets and liabilities as of December 31, 2009 (in thousands).

	0-90 DAYS	91-365 DAYS	1 - 3 YEARS	OVER 3 YEARS	TOTAL

Interest-earning assets:
Federal funds sold	$—	$—	$—	$—	$—
Interest-bearing deposits	58,506	—	—	—	58,506
Investment securities	2,104	12,850	24,487	59,233	98,674
Restricted securities	8,543	—	—	100	8,643
Loans	375,860	140,395	290,927	405,851	1,213,033

Total interest-earning assets	445,013	153,245	315,414	465,184	1,378,856

Interest-bearing demand deposits	346,401	—	—	—	346,401
Savings	5,825	—	—	—	5,825
Certificates of Deposit	128,747	234,287	343,724	24,367	731,125
Other borrowings	53,681	—	47,257	66,200	167,138

Total interest-bearing liabilities	534,654	234,287	390,981	90,567	1,250,489

Interest Sensitivity Gap (rate-sensitive assets less rate-sensitive liabilities):
Interest sensitivity gap	$(89,641)	$(81,042)	$(75,567)	$374,617	$128,367

Cumulative interest sensitivity gap	(89,641)	(170,683)	(246,249)	128,367
Interest sensitivity gap ratio as a percent of total assets	(6.39)%	(5.78)%	(5.39)%	26.71%
Cumulative interest sensitivity gap ratio as a percent of total assets	(6.39)%	(12.17)%	(17.56)%	9.15%

At December 31, 2009, the Company had $598.2 million in interest sensitive assets compared to $768.9 million in interest sensitive liabilities that will mature or re-price within a year, resulting in a negative gap position of $170.7 million (or 12.17%, expressed as a percentage of total assets). Management believes that the current balance sheet structure of interest sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.

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

Bank of Florida Corporation did not have any disagreements with accountants on accounting and financial disclosures during 2009, 2008, or 2007.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We have reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2009.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the business experience and age of each director is set forth below. We have also included the same information for our non-director Executive Officers.

Directors

Directors	Age	Business Experience	Director Since

Donald R. Barber	67	Mr. Barber has served as a director of Bank of Florida – Southwest since 1998. Mr. Barber is the Vice Chairman of Boran Craig Barber Engel Construction Co., Inc., in Naples, Florida. He is a graduate of the University of Florida and has served the construction industry in Naples for over 44 years. Mr. Barber has been twice recognized as “Builder of the Year” by the Collier Building Association, given the “Silver Beaver Award” by the Boy Scouts of America, is a Laureate of Junior Achievement’s Business Leadership Hall of Fame, and currently Vice President of the Board of Trustees of North Naples United Methodist Church. He was a former Chairman of the Education Foundation of Collier County and director of the Philharmonic Center for the Arts for 10 years. Mr. Barber’s previous bank experience was as an advisory board member for NCNB National Bank and Southtrust Bank of SW Florida (“NCNB”) and a director for Community National Bank in Lee and Collier counties. Mr. Barber’s business experience, his years of banking experience both as an advisory board member of NCNB and as a Board member for the Company and its subsidiary, combined with his extensive knowledge of and involvement in the Naples community led the Board to conclude that Mr. Barber would be valuable to Bank of Florida as a director and should serve as a director of the Company.	2002

Joe B. Cox, Esq.	70	Mr. Cox is Vice-Chairman of Bank of Florida, Chairman of the Board of Bank of Florida Trust Company, and a director of Bank of Florida – Southwest. He is the Senior Partner and Attorney at Law at Cox & Nici, P.A., a law firm in Naples, Florida. Mr. Cox received a Juris Doctorate in Law from the University of Tulsa Law School. He received his LLM in Estate Planning from the University of Miami. Mr. Cox is Board Certified by the Florida Bar in Estate Planning and Taxation. He is a Fellow of The American College of Trust & Estate Counsel. He is a member of the Collier County Bar Association, the Florida Bar Association,	1998

Directors	Age	Business Experience	Director Since

		and the American Bar Association. Mr. Cox’s community activities include serving as Board Member of Naples Community Hospital Foundation, The Community School of Naples, and Moffitt Cancer Research Center. Mr. Cox has previously served as President of the following organizations: Collier County Heart Association, Forum Club, YMCA of Collier County Endowment Board, and Greater Naples Civic Association. Mr. Cox is also a Director and Chairman of the Audit Committee of the publicly traded Beasley Broadcast Group, Inc. Mr. Cox’s professional legal experience, his years of banking experience through service on the Board of the Company and its subsidiaries, combined with his leadership in the various community organizations led the Board to conclude that Mr. Cox would be valuable to the Bank of Florida as a director and should serve as a director of the Company. Both his additional experience as Chairman of the Audit Committee of a public company and his objectivity as an independent director add particular strength to the Company’s Board.

Bradford G. Douglas	53	Mr. Douglas has served as a director of Bank of Florida – Tampa Bay since its inception in 2004. He has been engaged in the development, sale, financing, and leasing of retail, office, warehouse, and multi-family products since 1980 and is currently a partner with Brightwork Real Estate. He has represented retail tenants, institutional owners, financial institutions, developers, and individuals in commercial real estate development and investment brokerage transactions, as well as debt and equity placements. Since 1998, Mr. Douglas has co-founded two Florida based real estate development and acquisition companies with a diverse portfolio of retail, industrial, and office properties throughout Florida and the United States. Mr. Douglas has previous experience with a regional mortgage firm and syndication group, as well as institutional disposition experience with a national brokerage firm. Mr. Douglas holds a Bachelor of Science in Finance from Florida State University. Mr. Douglas’ finance background and experience, particularly as it relates to commercial real estate, and his years of service as a director to the Company and its subsidiary led the Board to conclude that Mr. Douglas would be valuable to the Bank of Florida as a director and should serve as a director of the Company. He also adds objectivity to the Board as an independent director.	2008

John B. James	68	Mr. James became Senior Executive Vice President in the Special Assets Department in October 2006. From October 2006 until 2009, he also served as Chief Administrative Officer of Bank of Florida. From November 2005 until October 2006, he served as Executive Vice President and Director of Corporate Risk Management. He is also a founding director of the Company, Bank of Florida - Southwest, and Bank of Florida Trust Company. From October 2001 until November 2005, Mr. James was Chief Executive Officer and President of Bank of Florida - Southwest. Mr. James retired from NationsBank (now Bank of America) on December 31, 1997, after over 30 years in banking. Prior to his retirement, Mr. James served as Executive Vice President of Corporate Banking for C&S Banks, headquartered in Atlanta, Georgia, President of the C&S Hillsborough County Bank, in Tampa, Florida, and was responsible for all banking activities in Lee, Collier, and Charlotte Counties for C&S Banks, Southwest Florida. Mr. James has been involved in many civic activities, including Collier County Education Foundation Board, Junior	1998

Directors	Age	Business Experience	Director Since

		Achievement of Southwest Florida, and the Economic Development Council of Collier County, and has participated in the Leadership Lee and Leadership Southwest Florida Programs. Following service in the United States Army, Mr. James received his Bachelor of Science degree in 1967 from Florida State University. Mr. James’ time of service in the Army formed the foundation for his leadership ability which he has applied in the banking industry for more than thirty years at various banks including at Bank of Florida. He has also further developed his leadership qualities through civic activities and programs. Based upon these qualities and experience and his working knowledge of the Company, the Board has concluded that Mr. James would be valuable to the Bank of Florida as a director and should serve as a director of the Company.

LaVonne Johnson	77	Ms. Johnson has been a director of the Company and Bank of Florida – Southwest since their founding in 1998. Ms. Johnson is a retired planner and project director for Allegheny County, Pennsylvania. She has also owned and operated clothing stores for career women in Pittsburgh, Pennsylvania. Ms. Johnson received a Bachelor of Arts degree from the University of Pittsburgh, and a Master of Public Administration degree from the University of Pittsburgh Graduate School of Public and International Affairs. She recently received an Honorary Doctorate of Humane Letters from Gustavus Adolphus College in St. Peter, Minnesota. Ms. Johnson is active in her community, serving on the Arts Advisory Committee of the City of Marco Island, and as a docent at the Art League of Marco Island, where she also serves on the Foundation Committee. She is also a member of the American Association of University Women. Prior to moving to Florida, Ms. Johnson served on her Church Council, where she chaired its Education Committee and assisted with the establishment of a child care center. Ms. Johnson has also served on the Minnesota Board of Education and an Advisory Board that mentored at risk children. Considering Ms. Johnson’s extensive business background and the leadership that she has exhibited in the community as well as in the years of service she has provided as a director of the Bank of Florida, the Board has concluded that Ms. Johnson would be valuable to the Bank of Florida as a director and should serve as a director of the Company. She also adds objectivity to the Board as an independent director.	1998

Edward Kaloust	68	Mr. Kaloust has been the Chairman of the Board of Bank of Florida – Tampa Bay since 2004. He also serves as a director of Bank of Florida Trust Company. He is from Tampa, Florida where he is an entrepreneur and investor, as well as the Chief Executive Officer and Founder of Medi-Weightloss Clinics®, which does business nationwide and is based in Tampa, Florida. Mr. Kaloust is a retired insurance executive, with 45 years of business experience in the insurance industry. From 1969 to December 2003, he was the Managing Partner of New England Financial’s Florida operations. He is the only two-time Manager of the Year in that organization’s history. Mr. Kaloust is a former director of Marblehead Bank and Trust in Marblehead, Massachusetts, and is a graduate of American College in Bryn Mawr, Pennsylvania. The Board has concluded, based upon Mr. Kaloust’s 45 years of experience in securities and the insurance business, his success as an entrepreneur and his experience as a director of Bank of Florida and Chair of its subsidiary in Tampa Bay, Mr. Kaloust would be valuable to the Bank of Florida as a director and should serve as a director of the Company. He also adds objectivity to the Board as an independent director.	2004

Directors	Age	Business Experience	Director Since

Michael L. McMullan	55	Mr. McMullan has served as a director and the Chief Executive Officer and President of the Company since its inception in 1998. From 1998 to 2001, he served as the Chief Executive Officer of Bank of Florida – Southwest and in the same capacity at Bank of Florida – Southeast from its organizational phase until 2002. He was also a director of Liberty Share Draft & Check Printers until the company was sold in 2005. Mr. McMullan has 35 years of banking experience, most of which has been as an executive officer or President. His banking experience in Florida began in 1990, when he became the Commercial Banking Executive for C&S Bank of Florida’s Jacksonville-area bank. He was transferred to Naples in 1991, where he was named Chief Operating Officer of C&S Bank of Florida’s Collier County Bank. Subsequent to the merger with NCNB, he was named Senior Banking Executive and Commercial Banking Manager of NationsBank, Collier County. In 1993, he accepted the position of Commercial Banking Executive for NationsBank’s Broward County Division and subsequently managed the Broward County and Palm Beach divisions and was the Florida Market Manager for NationsBank’s Financial Strategies Group. His last position with NationsBank, now Bank of America, was that of Manager of the Economic Development Office for the State of Florida. He has served on the Board of Directors of the United Way of Jackson, Mississippi and Broward County, Florida; the Boys and Girls Club of Broward County; and the Advisory Board of the Economic Development Councils in Collier County and Broward County. He has also served on the Boards of the Broward Workshop and is currently in his second term as a director of the Florida Bankers Association. Mr. McMullan received a Bachelor of Business Studies from the Chair of Banking at the University of Mississippi in 1976, and in 1979 received a Master of Business Administration in Finance and Monetary Policy from Columbia University, New York. The Board has considered Mr. McMullan’s education, extensive banking experience, his leadership, including more than eleven years leading Bank of Florida, and his involvement in and knowledge of the market area community, and has concluded that Mr. McMullan is valuable as a director and that he should serve as a director of the Company.	1998

Edward A. Morton	62	Mr. Morton was appointed as a director of the Company in 2008, and is the Chairman of the Board of Bank of Florida – Southwest. He has been a Managing Director with Wasmer, Schroeder & Company, Inc., an investment advisory and portfolio management firm in Naples, Florida, since January 2007. In September 2006, he retired as Chief Executive Officer of NCH Healthcare Systems, Inc., the owner of Naples Community Hospital, after a 35 year career. He the Treasurer of Florida Gulf Coast University Finance Corporation, Chairman Emeritus of Florida Gulf Coast University Foundation, a Trustee of Moorings Park, Inc., a Trustee of Youth Development Foundation, and the Chairman of the Leadership Collier Foundation. From 1969 to 1972, he served as a Captain in the United States Army and he received a Bachelor of Arts in Accounting from the University of Notre Dame in 1969, a Masters of Business Administration from the University of Miami in 1982, and Masters of Science from Florida Gulf Coast University in 2009. Mr. Morton’s educational background, his long service as the	2008

Directors	Age	Business Experience	Director Since

		Chief Executive Officer of a company owning a hospital in the Naples community, and his knowledge of and involvement in the community have led the Board to conclude that Mr. Morton would be valuable to the Bank of Florida as a director and should serve as a director of the Company. He also adds objectivity to the Board as an independent director.

Michael T. Putziger, Esq.	64	Mr. Putziger is the Company’s Chairman of the Board, and has been a director of Bank of Florida – Southwest beginning in 1999. He is the Vice Chairman of the WinnCompanies, a private real estate development company headquartered in Boston, Massachusetts, which develops mixed-use properties. Mr. Putziger is also of-counsel to the law firm of Murtha Cullina, LLP, Boston, Massachusetts. He served on the Firm’s Board of Directors and its management committees for 30 years. Throughout his legal career, he has represented banks and bank holding companies in general corporate matters. Mr. Putziger served as Chairman of the Board of Directors of First Community Bank, headquartered in Woodstock, Vermont, and now serves on the Board of Lake Sunapee Bank and its publicly held holding company, New Hampshire Thrift Bancshares, into which First Community Bank was merged. He serves as a director of the publicly held Enterprise Bancorp and its subsidiary Enterprise Bank, both located in Lowell, Massachusetts. He also served as a Director of First Bank in Chelmsford, Massachusetts, Shawmut Arlington Trust Company in Lawrence, Massachusetts, and The Hibernia Savings Bank and Emerald Isle Bancorp in Quincy, Massachusetts, as well as other financial institutions located in the Northeast. He received a Bachelor of Arts from Syracuse University and a Juris Doctor from Boston University. Mr. Putziger’s extensive background in the banking business, both as a director and as legal counsel, as well as his leadership he has exhibited on multiple bank boards provides to the Bank of Florida and have led the Board to conclude that he is valuable as a director and should serve as a director of the Company. He also adds objectivity to the Board as an independent director and diversity in that he does not reside in the Company’s market area.	2002

Ramon A. Rodriguez, CPA	64	Mr. Rodriguez is a founding director of Bank of Florida – Southeast. Until March 2006, Mr. Rodriguez was Chief Executive Officer and President of Madsen Sapp Mena Rodriguez & Co., a public accounting firm located in Fort Lauderdale, Florida, when it was acquired by Crowe Horwath, LLP. He serves on the Board of Directors of Republic Services, Inc., a solid waste company listed on the New York Stock Exchange and on the Board of Directors of Alico, Inc. a land management public company traded on the Nasdaq. He received a Bachelor’s degree in Accounting in 1971 from Florida Atlantic University in Boca Raton, Florida. In 1983, he completed the Owner’s and President’s Management Program at Harvard Business School in Boston, Massachusetts. He is a former President of the Florida Institute of Certified Public Accountants and a former Chairman of the Florida Board of Accountancy. Mr. Rodriguez is an active Board member of a number of civic organizations, including WPBT Channel 2, Holy Cross Hospital, and Broward Performing Arts Center. Mr. Rodriguez was previously a member of the Board of Directors of Barnett Bank of Broward County. The Board has concluded that the education and experience of Mr. Rodriguez, his strong accounting background and the leadership he has shown on the boards of directors of Bank of Florida and other companies makes him valuable as a director and that he should serve as a director of the Company.	2002

Directors	Age	Business Experience	Director Since

Terry W. Stiles	62	Mr. Stiles is a founding director of Bank of Florida – Southeast. Mr. Stiles is, and has been for 38 years, Chairman and Chief Executive Officer of Stiles Corporation, a multi-million dollar, full-service real estate development, construction and management company headquartered in Fort Lauderdale, Florida, with 220 employees. He assumed leadership of the Fort Lauderdale-based company in 1971 and under his direction Stiles Corporation has expanded from a primarily residential construction firm to a full-service commercial real estate development company with established regional offices in Fort Myers, Florida, Tampa, Florida, and Orlando, Florida. Mr. Stiles is actively involved in his community. In 1999, the City of Fort Lauderdale elected him “Citizen of the Year.” He was designated “1995 Leader of the Year” by Leadership Broward Foundation, and was selected by the United Way as a “community hero” to carry the torch in the 1996 Olympic cross-country relay. Mr. Stiles has also received numerous awards and honors from his professional affiliation including the NAIOP (National Association of Industrial Office Properties) National Developer of the Year in 2000. Mr. Stiles was the National President of NAIOP in 1997 and 1998. He is an active member of the Executive Committee of Broward Workshop and the Board of Directors of the Jack and Jill Children’s Center. Mr. Stiles’ career as a successful businessman, his experience and knowledge in the real estate business, his well recognized involvement in his hometown Ft. Lauderdale community and his past leadership as a Director of Bank of Florida have led the Board to conclude that he is valuable as a director and that he should serve as a director of the Company.	2004

Non-Director Executive Officers

Officer	Age	Business Experience

John S. Chaperon	61	Mr. Chaperon has been the Executive Vice President and Director of Corporate Risk Management of Bank of Florida since September 2006. Mr. Chaperon was an Executive Vice President and the Chief Credit Officer of Bank of Florida from July 2005 until April 2006. From November 2002 until April 2006, Mr. Chaperon served as an Executive Vice President and the Senior Lender of Bank of Florida – Southeast. From April 2006 to August 2006, Mr. Chaperon served as President of Bristol Bank, Coral Gables, Florida, which was merged with Bank of Florida – Southeast in August 2006. He also served as President and Chief Executive Officer of Bank of Florida – Southeast from October 2007 to August 2008. Mr. Chaperon has more than 36 years of financial experience. Before joining Bank of Florida he served as Chief Executive Officer and President of Gateway American Bank and Union Bank of Florida.

Tracy L. Keegan	44	Ms. Keegan joined the Company as Executive Vice President and Chief Financial Officer on January 1, 2006 and now also serves as the Company’s Chief Administrative Officer. Prior to joining Bank of Florida, Ms. Keegan served as the Chief Financial Officer of The Bankers Bank (now Silverton Bank) in Atlanta, Georgia from December 2004 to November 2005. Before then, she was employed as Senior Vice President, Controller, and Treasurer of The Prudential Banks in Atlanta, Georgia from November 1989 to October 2004. Ms. Keegan has more than 23 years of financial industry experience and is an active member of the American Institute of Certified Public Accountants and Financial Managers Society.

Officer	Age	Business Experience

Roy N. Hellwege	52	Mr. Hellwege became Executive Vice President and Director of Banking Operations at Bank of Florida in December of 2007. He joined the Company in 2003 as the President of Bank of Florida – Tampa Bay. Prior to joining the Company, he served as Bay Area President for Gold Bank from 2002 to 2003 and as Chief Executive Officer and President of Colonial Bank for Tampa Bay from 1999 to 2002. Prior to those positions, Mr. Hellwege had a 23 year career with SunTrust, culminating with serving as Regional President for the Tampa and St. Petersburg market.

Craig D. Sherman	52	Mr. Sherman is an Executive Vice President and the Chief Lending Officer of the Company. Since October 2008, he has also served in Bank of Florida’s Special Assets Department. Mr. Sherman has over 28 years of banking experience, all of which is in the Southwest Florida area. Prior to joining Bank of Florida – Southwest in 1999, Mr. Sherman served as a Senior Vice President and as the Vice President and Commercial Team Leader for SouthTrust in Naples, Florida. Mr. Sherman is a 1979 graduate of Florida State University with a Bachelor of Science degree in finance.

Audit Committee

The Board has a standing Audit Committee that is governed by the Fifth Amended and Restated Audit Committee Charter, which was included in the 2008 Proxy Statement as Exhibit A and is available on Bank of Florida’s website. Pursuant to this Charter, the Committee reviews the Company’s auditing, accounting, financial reporting and internal control functions and policies, and selects our independent auditor and reviews its services. The Board has determined that each member of the Audit Committee is independent. For further information regarding the Audit Committee, please see the next section entitled “Report of the Audit Committee.”

REPORT OF THE AUDIT COMMITTEE

In accordance with the Fifth Amended and Restated Charter adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of Bank of Florida. During 2009, the Audit Committee met 15 times and discussed the interim financial and other information contained in each quarterly earnings announcement and periodic filings to the Securities and Exchange Commission with the Chief Executive Officer, Chief Financial Officer, and the independent registered public accounting firm prior to public release.

The Audit Committee has determined that Joe B. Cox and Michael T. Putziger each have the requisite financial and auditing expertise to qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission Rules. Furthermore, Bank of Florida has determined that each member of the Audit Committee is independent.

In discharging its oversight responsibility as to the audit process, the Audit Committee obtained from the independent registered public accounting firm a formal written statement describing all relationships between the firm and Bank of Florida that might bear on the firm’s independence consistent with applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence and satisfied itself as to the firm’s independence. The Audit Committee also discussed with management, the internal auditors and the independent registered public accounting firm, the quality and adequacy of the Company’s internal controls and the internal audit function’s organization, responsibilities, budget, and staffing. The Audit Committee reviewed both with the independent registered public accounting firm and internal auditors, their audit plans, audit scope and identification of audit risks.

The Audit Committee discussed and reviewed with the independent registered public accounting firm all communications required by standards of the Public Company Accounting Oversight Board (United States), including the matters required to be discussed by PCAOB AU 380, Communication with Audit Committees, and Rule 2-07, Communication with Audit Committees, of Regulation S-X, and, both with and without management present, discussed and reviewed the results of the independent registered public accounting firm’s examination of the financial statements. The Audit Committee also discussed the results of the internal audit examinations.

The Audit Committee reviewed and discussed the audited consolidated financial statements of Bank of Florida as of and for the fiscal year ended December 31, 2009, and management’s assertion on the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, with management and the independent registered public accounting firm. Management has the responsibility for the preparation of the Company’s consolidated financial statements and their assertion on the design and effectiveness of the Company’s internal control over financial reporting and the independent registered public accounting firm has the responsibility for the examination of those consolidated statements and assertions.

Based on the above-mentioned review and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements and report on management’s assertion on the design and effectiveness of internal control over financial reporting be included in its Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

The foregoing report is submitted by the Audit Committee: Joe B. Cox (Chairman), Bradford G. Douglas, Edward A. Morton, and Michael T. Putziger.

Code of Ethics

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

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. During 2009, certain of our directors and Executive Officers who own our stock filed Form 3’s or Form 4’s with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. Based solely on the review of copies of the filings we have received, it is our belief that all such reports were timely filed during 2009 except for Donald R. Barber (one transaction), LaVonne Johnson (two transactions) and Terry Stiles (two transactions) who each inadvertently filed one late Form 4 and Michael T. Putziger who inadvertently filed two late Form 4’s regarding one transaction each.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee

Bank of Florida’s Board of Directors’ Compensation Committee (“Committee”) is composed solely of independent directors. The Committee is responsible for overseeing the executive and Board compensation programs of the Company and its four subsidiaries. Specific duties and responsibilities are detailed in the Committee’s Third Amended and Restated Compensation Committee Charter, which was included in the 2008 Proxy Statement as Exhibit B. The Committee’s responsibilities, as it pertains to executive and director compensation, include:

•	Recommending to the Board the compensation of all the executive officers of Bank of Florida (collectively “Executive Officers”), as well as the senior executives of the Company’s subsidiaries;

•

Ensuring that Bank of Florida develops, implements, and maintains executive reward systems that are contemporary, competitive, reasonable, and motivating with respect to an Executive Officer’s performance and contribution to the Company;

•	Performing an annual assessment of the Chief Executive Officer’s performance;

•	Reviewing executive supplemental benefits, retirement benefits, and special compensation programs of the Company and, when necessary, recommending changes to the Board;

•	Establishing guidelines and approving participation in qualified and non-qualified plans;

•	Reviewing and, when appropriate approving, the form and amount of all awards granted pursuant to Bank of Florida’s stock compensation plans;

•	Establishing, in consultation with Bank of Florida’s Chief Executive Officer, a reasonable and competitive general compensation philosophy for the Executive Officers;

•	Reviewing and recommending to the Board the form and amount of compensation paid to the Company’s outside directors;

•	Implementing and evaluating perquisites, employment agreements and change in control agreements; and

•	Ensuring that Bank of Florida has proper management succession.

In 2009, the Committee met seven times. Meeting minutes and reports were kept and distributed to each member of the Committee, other non-Executive Officer members of the Board who are not on the Committee, and the Secretary of the Company for record-keeping purposes.

Consultants

The Committee has the sole authority to retain and terminate a consulting firm in order to assist in the evaluation of the compensation of the Chief Executive Officer and other Executive Officers. As part of the process of selecting compensation consultants, the Committee considered various firms’ practices and approaches to maintaining independence.

The Committee utilized the services of The Delves Group, Chicago, Illinois, to provide advice regarding Executive Officer and director compensation as disclosed herein. The Delves Group assisted the Committee in conducting an assessment of general market compensation practices and of the compensation levels of the Company’s Executive Officers. The Delves Group provided market survey information and analysis of industry trends utilizing compensation information of financial institutions with total assets from $1 billion to a total median asset size of $3.7 billion as support for its recommendations to the Committee regarding base salary, bonuses, and short and long-term incentives in the current economy.

The information provided by The Delves Group is referred to in this assessment as the “Markets” or “Market Data.” Market Data was used to help establish and monitor total cash compensation levels recommended for the Company’s Executive Officers in 2009 and 2010. The review was based upon an assessment of conditions in our Markets, the Southeastern United States, as well as nationally.

More specifically, the Market Data compiled by The Delves Group and used by the Committee consisted of three general larger groups, as well as a customized 2009 compensation peer group survey (the “National/Florida Peer Group”). An aging factor was applied to all of the data collected in the groups to update the data through December 1, 2009. The first general group utilized was The Delves Group 2009 National Bank Compensation Surveys (which took into consideration market median and the 75th percentile data) consisting of community and super-community banks (mid-sized banks) and banks from the national market with a total median asset size of $2.5 billion. The second general group was comprised of market median data taken from companies from the national market with assets between $1 billion and $2.9 billion, using the 75th percentile data. A third survey report, specific to the southeast region of the country, was also considered. That survey included market 75th percentile data on financial institutions with a median asset size of $3.7 billion.

The National/Florida Peer Group (which is periodically reviewed and updated by the Committee) consists of financial service organizations such as commercial banks and savings and loan associations, against which the Committee believes the Company competes for talent and which are similar in organizational size and operational structure. The National/Florida Peer Group was comprised of 14 financial institutions, whose total assets ranged from $1.4 billion to $2.7 billion, with a median total asset size of $1.8 billion. The financial institutions included in the National/Florida Peer Group were: The Bancorp, Inc., Capital City Bank Group, Inc., Cardinal Financial Corporation, Center Financial, Eagle Bancorp, Inc., FNB United Corp., Mercantile Bank Corporation, Metro Bancorp, Inc., Seacoast Banking Corporation of Florida, Smithtown Bancorp, Inc., Southeastern Bank Financial Corporation, Temecula Valley Bancorp Inc., TIB Financial Corp., and Virginia Commerce Bancorp, Inc. Of those, Capital City Bank Group, Seacoast Banking Corp., and TIB Financial Corp., are Florida-based companies.

Based upon the study, the Committee determined that base salaries, actual cash incentives and total cash compensation were, in the aggregate, aligned with the current market practices for financial institutions of similar size. The Committee also determined that the base salary of most positions are aligned with or slightly above market consensus, that actual cash incentives for the management team lies below the market consensus, and that total cash compensation was slightly above the market consensus, with each officer generally aligned with the market.

Consideration of an upcoming year’s total compensation starts at the beginning of the fourth quarter the previous fiscal year. Final decisions regarding 2009 bonuses were made at the Committee’s December 14, 2009, meeting after the Committee received the recommendations of The Delves Group at a Special Meeting on December 1, 2009, and had time to carefully consider the recommendations as well as the condition of the Company and the effect of the economy on the Company. At the December 14, 2009, meeting, the Committee reviewed the prior year’s performance and the status of prior awards of long-term incentive compensation in the context of the Company’s performance, the goals previously set by the Committee for 2009, the current economic condition of the market area and the country, and the continued widespread concern over executive compensation. The Committee also considered base salary levels for Executive Officers taking into consideration the current economic conditions and the Company’s performance goals set for 2010.

In 2009, the Committee also made long-term incentive compensation awards and changes in compensation at other meetings during the year, upon the occurrence of promotions or senior executive hires. With regard to stock options, the grant dates of the awards are typically the close of business 30 days after a promotion or hire date, or January 2 with regard to existing employees. In 2009, the grant date of stock options for existing employees was January 2, 2009, with any salary adjustments for existing employees effective on January 2, 2009.

The Company’s Chief Financial Officer and the Senior Vice President of Human Resources compile information for the Committee’s consideration for purposes of evaluating existing and proposed compensation packages. The Company’s Chief Executive Officer was also involved in making compensation recommendations for the other Executive Officers, which were then considered by the Committee with the assistance of The Delves Group.

The Committee considered establishing a formal corporate housing policy so that situations in which housing or reimbursement for housing would need to be provided would be handled in a consistent and efficient manner. The Committee reviewed recommendations from Corporate Counsel and The Delves Group and carefully considered the alternatives before making its final recommendation to the Board to allow for six months of housing costs in the event of an Executive Officer being relocated. After the six month period, any housing benefits received by the Executive Officer would be included in his or her W-2 as income.

In performance of their duties, The Delves Group interacted with the Company’s management and corporate counsel. The Delves Group also consulted with the Chairman of the Committee and attended most of the Committee meetings either in person or by telephonic conference.

Objectives and Philosophy

The executive compensation program for the Company is designed to: (i) attract and retain high quality Executive Officers that are critical to the long-term success of the Company; and (ii) make a portion of each Executive Officer’s potential compensation contingent upon performance, so that he or she is rewarded for contributing towards Bank of Florida’s achievement of its short-term business and long-term strategic goals. The philosophy is to provide a sufficient base salary so that Executive Officers are not encouraged to take unnecessary and excessive risks that threaten the value of the Company in order to obtain performance based compensation. The Committee determines target base and total cash compensation levels for each of the Company’s Executive Officers based on several factors, including, but not limited to:

•	The Executive Officer’s role and responsibilities;

•	The significant business and regulatory challenges that the individual Executive Officer faced in 2009 and would be facing in 2010;

•	The total compensation of Executive Officers who perform similar duties at other companies;

•	The total compensation for the Executive Officer during the prior fiscal year;

•	How the Executive Officer has contributed to Bank of Florida’s performance during the prior year; and

•	The role the Executive Officer would have in Bank of Florida’s future success.

Competition for Qualified Executives

Bank of Florida, national, regional, and local financial institutions, along with start-up financial institutions, all compete for a limited number of qualified executives located in our major Florida “Markets” (defined as Lee, Collier, Broward, Miami-Dade, Palm Beach, Hillsborough, and Pinellas Counties). The Committee’s goal is to design a compensation program that will attract and retain Executive Officers by rewarding Executive Officers for performance in relationship to the achievement of corporate and personal performance goals. Ideally, the Committee tries to target the Executive Officer’s compensation to generally fall near the market consensus for comparable positions reflected in relevant market data if target levels for the performance measures are achieved. “Total cash compensation” is comprised of the base salary and actual annual cash incentives paid to the Executive Officers. In 2009, total cash compensation levels were above the market median, but below the 75th percentile, based on the individual’s experience and the Company’s specific needs.

The Committee found 2009 to be a difficult year to reconcile the evaluation of the Executive Officers with the evaluation of the Company’s performance and achievement of goals, because even though a tremendous amount of work was undertaken and shouldered by the Executive Officers for the Company to survive the economic downturn in markets served by the Company’s subsidiaries, the goals previously set by the Committee for 2009 had not been met. The Committee recognized that the unmet goals and the declined overall condition of the Company were not the result of poor management, but occurred in spite of herculean efforts by the Executive Officers to place the Company in a position to both meet its goals and improve upon its financial condition. In light of all of these considerations, the Committee concluded that a slight increase in base salary levels were appropriate for Chief Financial Officer Tracy L. Keegan and Executive Vice President of Banking Operations Roy N. Hellwege because of their expanded duties and responsibilities. However, in light of the Company’s 2009 results of operations and continued expectations for a slow economic recovery throughout 2010, the 2009 base salary for the Chief Executive Officer was not increased for 2010. The Committee also determined that no cash bonuses should be issued for the Executive Officers.

All benefits provided to the Executive Officers are customary for senior executives of financial institutions in our Markets. To date, annual cash incentives (i.e., cash bonuses) have been based on the Company’s overall performance and the individual Executive Officer’s performance for that particular year, as determined (in consultation with the Committee) by the Chief Executive Officer.

The Committee also considers limited benefits and other compensation and amounts payable to Executive Officers. This other compensation includes retirement benefits and contingent benefits, which may be payable in a situation involving a change of control of the Company. The nature of this other compensation is somewhat different, because it involves compensation that may be paid in the future depending upon the occurrence of certain circumstances.

Long-term compensation is intended to recognize over the long-term, services expected to be rendered to the Company, and to keep our overall compensation packages for executives comparable to that of our competitors and similar financial institutions, so that the Company may attract and retain high quality Executive Officers. The Company has a Supplemental Executive Retirement Plan (“SERP”) for the Chief Executive Officer and in 2008 adopted a Deferred Plan, a similar type of plan for a limited number of key Executive Officers. The SERP liability is informally funded through Bank Owned Life Insurance (“BOLI”), an asset of the Company. The Deferred Plan was expected to also be funded through an insurance product. In 2008 and 2009, the Company accrued for the funding of the Deferred Plan. As stated elsewhere herein, the Deferred Plan benefits do not begin to vest until the fifth year after the Executive Officers entered into the Deferred Plan Agreement, the exception being in the event of a change in control.

In addition to the SERP, the Company also maintains a 401(k) Plan. The Committee believes that these plans, in the aggregate, are necessary to effectively compete for, retain, motivate, and reward our executives.

As with other financial institutions, Bank of Florida provides various other benefits to its Executive Officers. Many of these, such as health and disability insurance, are provided to most salaried employees on substantially the same basis. In many respects, these benefits have historically been driven by reference to the Company’s past practices, as well as benefits being provided by other competitors in our Markets. Bank of Florida also provides other limited perquisites (country club memberships, health club memberships, leased automobiles, and automobile allowances) to Executive Officers, depending upon their positions within the Company.

In the event of a change of control, Executive Officers of financial institutions typically endure a great deal of pressure, including uncertainty concerning their own employment future. Many of Bank of Florida’s competitors have provided their executives with change in control or severance agreements and other benefits in the event there are certain terminations of employment within a specified period following a change of control. Such contractual arrangements help assure that the executives will provide their full attention and commitment during the transaction negotiation process. The Committee believes these types of agreements are important to the Company. Presently, Bank of Florida has one employment agreement which is with its Chief Executive Officer. Instead of employment agreements, the Company has provided single and double trigger Change in Control Agreements to its other Executive Officers. See “Change in Control and Other Employment Related Agreements.” The Committee believes these agreements are necessary to be able to attract the management talent necessary to enable the Company to reach its goals and fulfill its mission. The Employment Agreement and Change in Control Agreements have been suspended due to Bank of Florida’s subsidiary banks being deemed to be in “troubled” condition by banking regulatory authorities, but the agreements remain in place and may again become fully effective.

These Change in Control Agreements and possible alternatives were reviewed by the Committee during 2008 with consultation and advice from compensation consultants, corporate counsel and outside counsel, and were the subject of extensive discussion and consideration by the Committee.

Elements and Brief Description of Components of Compensation

The following table sets out the elements of our current compensation program for Named Executive Officers and briefly explains the purpose of each element:

Element of Our Compensation Program	Brief Description	How This Element Promotes Our Objectives

Annual Compensation:
—Salary	Fixed annual compensation.	Intended to be generally at or just over market median, to attract and retain high quality Executive Officers and reward performance and the meeting of goals, but to keep a proportion of total compensation at risk.

—Annual Incentives	Opportunity to earn performance-based compensation for achieving or exceeding pre-set financial and performance goals.	Motivate and reward achievement of annual operating goals and other pre-set performance goals that enhance shareholder value.

Long-term Compensation:
—Stock Options	Stock options, generally granted on an annual basis with vesting terms.	Highly leveraged risk and reward aligned with creation of shareholder value; vesting terms promote retention; necessary to effectively compete for, retain, motivate and reward executives.

—Restricted Stock, Restricted Stock Units, and Stock Appreciation Rights	Grants of stock, restricted stock units, and stock appreciation rights, subject to vesting terms.	Unleveraged risk and reward aligned with creation of shareholder value; vesting terms promote retention; necessary to effectively compete for, retain, motivate and reward executives.

Retirement Savings and Pension:
—401(k) Plan	Qualified 401(k) plan, including employer contributions, intended to encourage savings for retirement.	Program available to all employees.

—Non-qualified Deferred Compensation Plan	Deferral opportunities and employer contributions under a fixed formula provided to Executive Officers in excess of legal maximums under 401(k) plan.	Competitive compensation intended to help retain certain Executive Officers.

—Disability Plan for Chief Executive Officer	Provision for compensation in the event of permanent disability of the Chief Executive Officer.	Competitive compensation intended to help retain the Chief Executive Officer.

Severance Payments and Benefits:
—Severance Payments and Benefits in General	Payments and benefits provided to Chief Executive Officer upon termination of employment and in specified circumstances.	Competitive employment agreement terms intended to retain the Chief Executive Officer.

—Severance Payments and Benefits after a Change in Control	Payments and benefits upon termination of an Executive Officer’s employment and in specified circumstances following a change in control.	Intended to provide financial security to attract and retain Executive Officers, to keep their full attention and commitment under disruptive circumstances of a change in control and to encourage management to identify, consider and pursue transactions that would benefit shareholders, but that might lead to termination of employment.

Other Compensation Elements:
—Benefits	Health, life and disability benefits.	Standard benefits for all employees.

—Perquisites	Personal benefits, such as automobile allowance.	Intended to provide competitive compensation for certain Executive Officers.

The elements of our compensation program are further described as follows:

Total Compensation – Cash and Stock Incentives

Bank of Florida’s total compensation consists of five components:

•	Base salary;

•	Cash performance-based annual incentive;

•	Stock options and Restricted Stock;

•	Deferred compensation (qualified and nonqualified); and

•	Other benefits and perquisites as described herein.

Base Salaries

When determining base salary, the Committee takes into consideration a number of factors, including Market Data, prior salary, current job responsibilities and any changes in job responsibilities, achievement of specified Company goals, individual experience, demonstrated leadership, performance potential, actual performance, and retention considerations. These factors are not weighted or ranked in any particular fashion.

The result of the 2009 Executive Compensation Analysis by The Delves Group concluded that Executive Officer salaries in general were slightly above market levels in the aggregate, relative to Bank of Florida’s National/Florida Peer Group and considering the market compensation surveys noted above. The base salary levels for 2010, in the aggregate, remain slightly above the market median, due to the base salaries of the Chief Executive Officer, Senior Executive Vice President, and Chief Financial Officer being set at the higher end of the median range for 2009. The Committee recommended only two increases to base salaries for 2010, based upon new and evolving responsibilities and the need to retain and encourage the individuals for the task that still lies ahead. For these reasons, the 2010 base salaries of only the Chief Financial Officer Tracy L. Keegan and Executive Vice President of Banking Operations Roy N. Hellwege were increased by $35,000 and $25,000, respectively.

Annual Incentives

Annual cash incentives are awarded to our Executive Officers based upon their individual performance and the Company’s performance, as a whole. Each individual Executive Officer has a target bonus opportunity, which in 2009 was in a range of up to 50% of his or her base salary.

In 2008, the Committee consulted with the Chief Executive Officer in establishing performance goals recommendations for the Executive Officers. The primary performance measures for the Executive Officers were based on the Company’s objectives and budget for 2009, which included organic growth. The Committee considered several different matrices including credit quality, the regulatory environment, expense control, non-interest income, deposit growth, loan growth and net income, as well as other factors measurable for each Executive Officer. The subsidiary Executive Officers were primarily measured on the performance of the respective subsidiaries, which took into account, meeting or exceeding plan performance goals, staff retention, and training.

The current recession, which began to take effect in early 2008, had a significant impact on the Company’s 2009 results of operations, driven primarily in part by the unprecedented deflation in real estate values throughout Florida. Like the stock prices of most financial institutions in the state and nationally, the price of Bank of Florida’s common stock was significantly impacted. The Committee believed that in view of the tremendous effort of the Executive Officers, the Company’s performance and delay in raising capital did not reflect the work and time invested or the dedication and loyalty to the Company exhibited by the Executive Officers. However, because of current economic conditions as described, the Committee concluded that no cash bonuses should be paid to the Executive Officers for 2009.

Long-Term Incentive Compensation

Bank of Florida has provided long-term incentive compensation to Executive Officers through the 2006 Stock Compensation Plan (the “Plan”), which is described in detail following this Compensation Discussion and Analysis. The Committee believes stock-based compensation makes the financial interests of management more in line with the shareholders’ interest, since the ultimate value of stock-based compensation is directly tied to the value of Bank of Florida’s stock.

The Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, and restricted stock units. These types of awards measure financial performance over a longer period of time, compared to more conventional methods of compensation.

When granting awards, the Committee generally takes into account the following subjective and objective factors:

•	each Executive Officer’s level of responsibility;

•	each Executive Officer’s contributions to Bank of Florida in a given year;

•	retention considerations; and

•	the practices of other comparable companies in our Markets.

Prior to making a grant, the Committee also considers the Company’s current share price, the volatility of the share price, and potential dilution. The Committee believes that using Bank of Florida’s stock for a significant portion of these awards helps further align the interests of the Executive Officers with those of our shareholders, by providing the Executive Officers with an additional equity stake in the Company.

The Company does not have a formal policy regarding the ownership of Bank of Florida’s stock by its Executive Officers. Executive Officers are, however, encouraged to maintain significant equity stakes in the Company. Also the Company’s Insider Trading Policy discourages and places restrictions on the ability of Executive Officers, employees and directors from the pledging of or hedging of their Bank of Florida stock.

Stock Compensation

At its March 9, 2009 meeting, the Committee approved restricted stock awards and granted restricted stock for 176,500 shares to eleven Executive Officers as of March 16, 2009. The grants, which are divided into three categories, were initially considered by the Committee at its December 2008 meeting. The three categories include restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years (63,000 shares) and restricted shares vesting over five years (82,000 shares). To receive any of the performance based restricted shares, the Executive Officer must be employed with the Company at the conclusion of the vesting period and the Company must be profitable, on a consolidated basis, for at least four consecutive quarters during the three year vesting period. The amounts of the grants were based in part upon each employee’s performance during 2008. The individual awards were determined through consultations with and recommendation of the Committee’s outside compensation consultant, also taking into account what the Company’s competitors were providing their executives in our Markets. No stock grants were awarded to any other Executive Officers.

The Committee considered the total recommended grant size as compared to outstanding shares, expected dilution and the expense attributable to the grant. With respect to the actual size of ranges of stock compensation awards, the Committee used the Black-Scholes pricing model (a formula widely used to value exchange-traded options and to determine the present value of option awards). All of the stock option grants in 2009 have had an exercise price equal to the closing price of Bank of Florida’s common stock on the grant date. Recognizing the benefits to the Company of non-qualified stock option grants, the stock option grants in 2009 were non-qualified.

Deferred Compensation Plan

The Company has a Deferred Compensation Plan (“Deferred Plan”) which was approved by the Board on October 20, 2008. The Committee recommended the Deferred Plan to the Board after considering various deferred compensation proposals and alternatives during 2007 and 2008, in order to create a deferred compensation plan that was both cost effective to the Company and which provided for retention incentives for certain Executive Officers who are considered to be essential to the Company’s long-term objectives. The Committee ultimately decided to initially limit the number of eligible participants to three key Executive Officers suggested by the Chief Executive Officer. Individual Deferred Compensation Agreements were subsequently entered into on December 23, 2008, with Chief Financial Officer Tracy L. Keegan; Executive Vice President/Director of Banking Operations Roy N. Hellwege; and Executive Vice President/Director of Corporate Risk Management John S. Chaperon.

The Deferred Plan provides for an “Initial Vesting Period” of five years of service following the effective date of the Executive’s Deferred Compensation Agreement (which in the case of the above named Executives was January 2, 2008) at which time the Executive shall be 50% vested in his or her retirement benefit. For each year thereafter, Executives shall be vested an additional percentage (as set forth in the Executive’s Deferred Compensation Agreement) until he or she is 100% vested. If the Executive leaves the employment of the Company during the Initial Vesting Period, he or she is not entitled to any retirement benefit, unless there is a change in control of the Company, at which time the retirement benefit will be 100% vested. The accrued benefits under the Deferred Plan for 2009 and 2008 were $150,000 and $151,000, respectively. In the future, the Company intends to fund the Deferred Plan with insurance product or annuities.

Other Benefits and Perquisites

Bank of Florida’s Executive Officers receive other benefits that are also available to our other employees. For example, Executive Officers and other salaried employees are provided with health and disability insurance, vacation pay, and sick pay. The Company currently leases the Chief Executive Officer’s automobile, Executive Vice President/Director of Corporate Risk Management is provided with an older company-owned vehicle, and car allowances are provided to thirteen other Executive Officers in amounts that are within the commonly practiced expense range. Executive Officers are also provided with country club and/or health club memberships (depending upon their position) and reimbursement of “business development expenses.” The Executive Officers are responsible for reimbursing the Company for any “social expenses” incurred, except to the extent that they are specifically, directly, and exclusively made in connection with business development dinners and social events with directors, investment bankers, and potential bank customers. Recognizing shareholder concerns and given the current economic climate, the Committee reduced the number of perquisites that had generally been provided to Executive Officers.

2009 Direct Compensation for Bank of Florida’s Chief Executive Officer

Michael L. McMullan is the Chief Executive Officer and President of Bank of Florida and is also a member of the Board. The Company entered into an Amended and Restated Employment Agreement with Mr. McMullan, effective as of March 8, 2005 (the “Employment Agreement”). In 2009 Mr. McMullan’s annual base salary was $375,000. Under the terms of his Employment Agreement, his salary is subject to annual review by the Committee and the Board of Directors. Mr. McMullan’s Employment Agreement also provides that he is eligible for an annual incentive bonus of up to 50% of his base salary. While the Committee recognized Mr. McMullan’s continued service and leadership to the Company in 2008 and 2009, the Committee decided, in light of economic conditions and the Company’s performance, not to pay an annual incentive bonus to Mr. McMullan for 2009. His Employment Agreement provides for a three-year term, and is automatically renewed daily. The automatic daily renewals terminate each year and require the Committee’s action to continue the daily renewals. The Committee is also required to semi-annually review Mr. McMullan’s performance to determine if the Employment Agreement renewals should continue. The Committee reviewed Mr. McMullan’s performance and elected to extend the daily renewals in 2010.

The Employment Agreement provides that Mr. McMullan’s employment may be terminated with or without cause, but that in the latter case, Mr. McMullan would be entitled to receive a severance payment equal to the amount due for the remainder of the term of his Employment Agreement, as well as being permitted to participate in any employment benefit plans for the remaining term of his Employment Agreement, or until such time as he is able to participate in a comparable plan provided by another employer. In the event the remaining term of his Employment Agreement is less than six months, he will be entitled to six months base salary as severance to coincide with his covenant not to compete. If Mr. McMullan is terminated for cause, he will not be entitled to any benefits or compensation, other than what has been accrued. Dismissal for cause can be appealed under certain circumstances, within a defined period. Upon receipt of the notice of the appeal, the Company must submit the matter to arbitration. The decision of the arbitrator is binding on the parties and is non-appealable.

On October 19, 2009, the Board of Directors entered into Board Resolutions recommended by the Federal Reserve Board of Atlanta (“Board Resolutions”), which suspended the change in control and termination for good reason provisions of Mr. McMullan’s Employment Agreement because of the Bank of Florida’s subsidiary banks being considered to be in “troubled” condition.

In the event Mr. McMullan should become permanently disabled, he will be entitled to receive $125,000 per year until the earlier of his being employed full-time by another employer, his attaining 75 years of age, or his death. The disability payment will be offset by any available disability insurance, Social Security Insurance, bank-owned life insurance, supplemental retirement plan payments, or any payments received from other similar government or employer-sponsored plans or programs. The Employment Agreement has a non-compete and non-solicitation provision, whereby Mr. McMullan may not, without the Company’s written consent, either directly or indirectly, serve as an employee of any financial institution within Broward or Collier Counties, or solicit any Company customer or employee, for a period of six months after a termination of his employment.

Retirement Benefits

Retirement benefits are intended to recognize, over the long term, services rendered to the Company and to keep our overall pay packages for executives comparable to that of other companies in our Markets so that we can attract and retain high quality Executive Officers. As previously discussed in this analysis, the Company maintains a SERP for the Chief Executive Officer, which is informally funded through BOLI, an asset of the Company. The SERP, was established in 2004 and as amended in 2005, provided for cliff vesting, wherein at age 56 the Chief Executive Officer would be vested 70%, with full vesting at the age of 59. It further provided that in the event of a change in control of the Company or his death, the Chief Executive Officer’s retirement benefits would become fully vested.

The Committee spent a great deal of time reviewing the vesting and change in control aspects of the SERP during 2007 and 2008, specifically concerning protecting Bank of Florida and the Chief Executive Officer from any potential excise tax implications. The Committee worked in conjunction with its compensation consultants and corporate counsel, as well as with counsel retained by Mr. McMullan to arrive at an effective and workable solution to the unintended potential tax consequences. The result of the Committee’s consultations and consideration was an amendment to the SERP, which was approved by the Board of Directors and became effective on December 31, 2008. Pursuant to the revision, the SERP is 84% vested as of December 31, 2009, and will vest another 8% at the end of 2010 and then another 8% at the end of 2011 so that the SERP will be fully vested at December 31, 2011.

The amendment also addressed change in control issues and as amended, the SERP will not automatically become fully vested in the event of a change in control. Instead, prior to the closing date of any merger that will result in a change in control, CEO McMullan will have the option to waive the acceleration of the change in control benefit under his Second Amendment to the SERP as amended, to avoid any potential excise tax implications under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), or choose to elect 100% vesting, as provided by First Amendment to Schedule B of the Second Amendment to the SERP.

Under the terms of the SERP, at retirement the Chief Executive Officer will be entitled to receive 60% of his base salary at the time of his retirement until age 85. In the event of his death, his wife will be entitled to receive 80% of his benefit until her death. The Board Resolutions at Bank of Florida do not affect the accrued SERP benefits, however, should the subsidiary banks be placed into receivership, the accrued benefits under the SERP would no longer be payable to Mr. McMullan.

Other Benefits to Executive Officers and Employees

The Company maintains a 401(k) Plan for its employees. The 401(k) Plan permits participants to defer additional portions of their salary for retirement. The Company matches 50% of eligible participants’ deferrals, up to a total match of 4% of a participant’s salary. The Committee believes it is appropriate to maintain these additional contributory plans, with the matching feature, to provide an additional incentive for the participants to also plan for their own retirement. In 2009, the Company’s contribution to the 401(k) Plan was $308,000.

Change in Control and Other Employment-Related Agreements

Each of our Executive Officers has either an Employment Agreement or a Change in Control Agreement that will provide him or her payments upon a change in control of the Company or upon a termination without cause. The Change in Control Agreements described below are currently ineffective and unenforceable so long as the Bank of Florida is operating under the Board Resolutions and the subsidiary banks are considered to be in “troubled” condition.

Michael L. McMullan’s Employment Agreement provides that if he is terminated without cause, he will receive a severance payment equal to the amount due for the remainder of the term of the Employment Agreement, which was $375,000 on December 31, 2009. He is also to receive life, health and disability coverage for one year after any such termination. In the event of a Change in Control, (regardless of whether his employment is terminated), CEO McMullan shall be entitled to 2.9 times his W-2 compensation averaged over the five preceding years, but in no event shall that amount be more than $1.00 less than the Safe Harbor amount permitted under Section 280G of the Internal Revenue Code of 1986, as amended. In addition, CEO McMullan will have the option prior to the closing of any merger resulting in a change in control of the Company, to waive the acceleration of the change in control benefit under his Second Amendment to the SERP as amended, to avoid any potential Section 280G excise tax implications, or choose to elect 100% vesting, as provided by First Amendment to Schedule B of the Second Amendment to the SERP. The present estimated value of that benefit is $2,731,766. To receive these benefits, Mr. McMullan will be subject to a six month non-compete agreement in Collier and Broward Counties, Florida and a twelve month non-solicitation agreement (covering employees and customers). In addition, Mr. McMullan will be bound by a confidentiality agreement and will be obligated to provide post-termination cooperation in proceedings such as litigation or regulatory examinations. The Committee further amended Mr. McMullan’s Employment Agreement finding that the six month no-compete agreement was not sufficient to protect an acquiring institution in the event of a change in control. To provide the necessary protection for an acquiring institution, Mr. McMullan shall be paid $585,000 in consideration of his agreement not to compete with the Company, or an acquiring institution, for a period of two years after termination of his Employment Agreement.

Tracy L. Keegan’s Change in Control Agreement, which was effective on January 1, 2008, provides for a single trigger, in that if Ms. Keegan’s employment is terminated without cause and incident to a change in control or if Ms. Keegan terminates her employment for any reason within six months of a change in control, she is to receive a lump sum payment equal to two-and-one-half times her highest base salary during the three years preceding the change in control. On December 31, 2009, that amount would have been $525,000. In addition, Ms. Keegan would also receive life, health and disability coverage for six months in such instances. To receive these benefits, Ms. Keegan will be subject to a six month non-compete agreement in every county in which the Company or a subsidiary has an office and a twelve month non-solicitation agreement (covering employees and customers).

John B. James’ Change in Control Agreement, which was effective on January 1, 2009, provides for a single trigger, in that if Mr. James’ employment is terminated without cause and incident to a change in control or if Mr. James terminates his employment for any reason within six months of a change in control, he is to receive a lump sum payment equal to two times his highest base salary during the three years preceding the change in control. On December 31, 2009, that amount would have been $440,000. In addition, Mr. James would also receive life, health and disability coverage for six months in such instances. To receive these benefits, Mr. James will be subject to a six month non-compete agreement in Collier and Lee Counties, Florida and a twelve month non-solicitation agreement (covering employees and customers).

Roy N. Hellwege’s Change in Control Agreement, which was effective on January 1, 2009, provides for a single trigger, in that if Mr. Hellwege’s employment is terminated without cause and incident to a change in control or if Mr. Hellwege terminates his employment for any reason within six months of a change in control, he is to receive a lump sum payment equal to two-and-one-half times the five-year average of his W-2 compensation for the five year period preceding the change in control. On December 31, 2009, that amount would have been $502,978. In addition, Mr. Hellwege would also receive life, health and disability coverage for six months in such instances. To receive these benefits, Mr. Hellwege will be subject to a six month non-compete agreement in Collier, Lee, Broward, Miami-Dade, Hillsborough and Palm Beach Counties, Florida.

John S. Chaperon’s Change in Control Agreement, which was effective on January 1, 2008, provides for a single trigger, in that if Mr. Chaperon’s employment is terminated without cause and incident to a change in control or if Mr. Chaperon terminates his employment for any reason within six months of a change in control, he is to receive a lump sum payment equal to two-and-one-half times his highest base salary during the three years preceding the change in control. On December 31, 2009, that amount would have been $525,000. In addition, Mr. Chaperon would also receive life, health and disability coverage for six months in such instances. To receive these benefits, Mr. Chaperon will be subject to a six month non-compete agreement in every county in which the Company or a subsidiary has an office and a twelve month non-solicitation agreement (covering employees and customers).

Craig D. Sherman’s Employment Agreement expired in September 2009, and the Company had planned to enter into a Change in Control Agreement instead, however due to regulatory restrictions, the Company was not yet able to enter into the Change in Control Agreement as of this date.

In addition to the Employment Agreement and Change in Control Agreements described above, the Company also has six other Change in Control Agreements with its Executive Officers. The other Change in Control Agreements provide for “double triggers.” The Executive Officers named in the compensation disclosures herein have been provided with single trigger Change in Control Agreements, which provide the Executive Officers with severance benefits at the time the change in control is consummated. The six other unnamed Executive Officers have been provided with double trigger Change in Control Agreements, i.e., in that in addition to a change in control of the Company, the executive must be terminated or not be offered a similar position with comparable compensation benefits, in order to receive any termination benefit. The distinction between “single” and “double” trigger Change in Control Agreements was implemented by the Committee after lengthy consideration and consultation with its compensation consultants and the Board during 2007 and 2008.

Under either of the above scenarios, the amount of an individual’s termination benefit ranges from 1.5 times to 2.5 times the officer’s salary, depending upon the officer’s position within the Company. The benefits include a lump sum cash payment and continued health benefits for a limited period of time. In addition, individual stock option agreements provide for full acceleration of all outstanding and unvested equity awards, in the event of a change in control. The Company believes these types of agreements are necessary in order to be able to attract and retain key executives.

Tax Aspects of Executive Compensation

Section 162(m) of the Code generally limits the corporate tax deduction for compensation paid to the Executive Officers that is not “performance based” to $1 million annually per Executive Officer. The annual and long-term incentive plans are designed so that awards granted to the covered individuals meet Section 162(m) requirements for performance-based compensation, and thus, these awards should not be counted toward the $1 million limitation on tax deductions for an Executive Officer’s compensation in any fiscal year. The annual and long-term incentive plans give the Company flexibility to pay qualifying performance-based compensation and it is our intention to structure compensation so that Section 162(m) does not adversely affect the Company’s tax deduction. However, there may be instances in which we determine that we cannot structure compensation accordingly. In those instances, the Committee may elect to structure elements of compensation (such as certain qualitative factors in annual bonuses) to accomplish business objectives that it believes are in the best interests of the Company and its shareholders, even though doing so may reduce the amount of the Company’s tax deduction for said compensation.

Other provisions of the Code also can affect the decisions which the Committee makes. Under Section 280G of the Code, a 20% excise tax is imposed upon Executive Officers who receive “excess” payments upon a change in control of a public corporation to the extent the payments received by them exceed an amount approximating three times their average annual compensation. The excise tax applies to all payments in excess of an amount equal to the base annual compensation, determined by a five year average. A company also loses its tax deduction for “excess” payments. The Company’s sole Employment Agreement and the Change in Control Agreements do not provide for “gross ups” so that the Executive Officer is responsible for any tax consequences. Beginning in 2007, the Committee also considered the implications of the existing and proposed change to Section 409A of the Code. After multiple and lengthy consultations on the issue with corporate counsel, outside counsel and compensation consultants during 2008, the Committee addressed those concerns primarily by amending the employment agreement with CEO McMullan concerning the vesting schedule of the SERP as addressed above and providing him with the option of vesting the remainder of the SERP prior to the closing of a change in control event. The amendment also limited CEO McMullan’s compensation at a change in control so that it remains below the Safe Harbor amount permitted under Section 280G of the Code.

Accounting for the long-term incentive compensation (e.g., expensing of stock options) is compliant with FASB 123R and the Company’s deferred compensation arrangement with its Chief Executive Officer is compliant with new Section 409A of the Code and the newly issued Treasury Regulations promulgated thereunder.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee serves with regard to compensation and personnel policies, programs and plans, including management development and succession, and to approve employee compensation and benefit programs. A copy of the Third Amended and Restated Compensation Committee Charter was included in the 2008 Proxy Statement as Exhibit B and is available on Bank of Florida’s website. The Board has determined that each member of the Compensation Committee is independent. The members of the Compensation Committee are:

Michael T. Putziger, (Chairman), Joe B. Cox, LaVonne Johnson, and Edward Kaloust. For further information regarding the Compensation Committee, please see the “Compensation Committee Report” below.

COMPENSATION COMMITTEE REPORT

The duties and responsibilities of the Compensation Committee (“Committee”) of the Board of Directors are set forth in a written charter (the “Third Amended and Restated Compensation Committee Charter”) adopted by the Board. The Charter was included with the 2009 Proxy Statement as Exhibit B and is posted on Bank of Florida’s corporate website at www.bankofflorida.com. The Committee reviews and reassesses this Charter annually and recommends any changes to the Board for approval.

As part of the exercise of its duties, the Committee has reviewed and discussed the above “Compensation Discussion and Analysis” with management. Based upon that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated by reference in the Company’s Annual Report on Form 10-K and 2010 Proxy Statement.

The foregoing report is submitted by the 2010 Compensation Committee: Michael T. Putziger, (Chairman), Joe B. Cox, LaVonne Johnson, and Edward Kaloust.

Compensation Tables

The following tables provide detailed information regarding the compensation paid by the Company to its Chief Executive Officer, Chief Financial Officer, and its three other most highly paid Executive Officers. These five officers are referred to as the “Named Executive Officers” in the following discussion.

Summary Compensation Table

The following Summary Compensation table and footnotes provide general information concerning the total compensation paid to the Named Executive Officers. The figures in the Summary Compensation table may be substantially different than such tables in previous years, because of the way compensation is now required to be reported under new SEC disclosure rules. These new rules apply not just to the figures for 2009, but apply to the previous reported years as well, so that the figures had to be recalculated taking into account these new regulatory requirements. For example, Stock Option awards that may have been disclosed as the amount being expensed in each year, now must be disclosed in aggregate in the year granted, making compensation look greater for that year when those options may not be vested for several years.

Name and Principal Position	Year	Salary		Bonus(1)		Stock Awards(2)	Option Awards		All Other Compensation			Total

Michael L. McMullan Chief Executive Officer/President	2009 2008 2007	$ $ $	375,000 375,000 307,000	$	— — 138,150	$210,000 — —	$	— — 174,570	$ $ $	29,062 36,250 39,001	(3) (4) (5)	$ $ $	614,062 411,250 658,721

Tracy L. Keegan Executive Vice President/ Chief Financial Officer	2009 2008 2007	$ $ $	210,000 210,000 180,000	$	— — 63,000	$101,250 — —	$	— — 32,586	$ $ $	21,353 21,596 27,989	(6) (7) (8)	$ $ $	332,603 231,596 303,575

John B. James Senior Executive Vice President/ Special Assets Department	2009 2008 2007	$ $ $	220,000 220,000 190,000	$	— — 66,500	$61,875 — —	$	— — 33,168	$ $ $	24,772 27,643 24,274	(9) (10) (11)	$ $ $	306,647 247,643 313,942

Roy N. Hellwege EVP/Chief Banking Officer Former President of Bank of Florida – Tampa Bay	2009 2008 2007	$ $ $	210,000 210,000 185,000	$	— — 50,000	$58,125 — —	$	— — 33,168	$ $ $	20,445 28,170 21,962	(12) (13) (14)	$ $ $	288,570 238,170 290,130

John S. Chaperon Executive Vice President/ Director of Corporate Risk Management President Bank of Florida – Southeast	2009 2008 2007	$ $ $	210,000 210,000 185,000	$	— — 55,000	$58,125 — —	$	— — 33,168	$ $ $	25,812 22,178 15,922	(15) (16) (17)	$ $ $	293,937 232,178 289,090

(1)	The bonus amounts reflected in this column were for performance in the year noted, to be paid in January of the following year.

(2)	Included in these restricted stock awards were three tranches of awards with different requirements all granted on March 16, 2009. The first set of awards require the grantee to remain with the Company for 1 year or they are forfeited. The second set of awards are performance based and for them to vest, the Executive Officer must be employed with the Company at the conclusion of the vesting period and the Company must be profitable, on a consolidated basis, for any four consecutive quarters during the three year vesting period. The values shown assume the performance by the recipients of all requirements. The third set of awards require the grantee to remain with the Company for 5 years or they are forfeited. They were issued as set out in the following table by grant date fair value:

	Type of Vesting
Name	1 Year	3 Year Performance Based	5 Year	Total

Michael L. McMullan	$37,500	$75,000	$97,500	$210,000
Tracy L. Keegan	$18,750	$37,500	$45,000	$101,250
John B. James	$9,375	$37,500	$15,000	$61,875
Roy N. Hellwege	$9,375	$18,750	$30,000	$58,125
John S. Chaperon	$9,375	$18,750	$30,000	$58,125

(3)	$13,217 in automobile expenses, $4,003 in club membership dues, $7,500 in 401(k) contributions and $4,342 in insurance premiums.
(4)	$11,789 in automobile expenses, $10,569 in club membership dues, $10,250 in 401(k) contributions and $3,642 in insurance premiums.
(5)	$15,188 in automobile expenses, $11,716 in club membership dues, $10,250 in 401(k) contributions and $1,847 in insurance premiums.
(6)	$7,800 in automobile expenses, $6,807 in club membership dues, $4,200 in 401(k) contributions, $2,030 in insurance premiums and $516 in awards.
(7)	$7,800 in automobile expenses, $5,521 in club membership dues, and $6,245 in 401(k) contributions and $2,030 in insurance premiums.
(8)	$7,800 in automobile expenses, $13,601 in club membership dues, $6,250 in 401(k) contributions and $338 in insurance premiums.
(9)	$7,800 in automobile expenses, $9,148 in club membership dues, $4,400 in 401(k) contributions and $3,424 in insurance premiums.
(10)	$7,800 in automobile expenses, $9,483 in club membership dues, and $6,993 in 401(k) contributions and $3,367 in insurance premiums.
(11)	$7,800 in automobile expenses, $8,797 in club membership dues, $7,118 in 401(k) contributions and $559 in insurance premiums.
(12)	$7,800 in automobile expenses, $8,021 in club membership dues, $2,100 in 401(k) contributions and $2,524 in insurance premiums.
(13)	$6,825 in automobile expenses, $8,621 in club membership dues, and $10,200 in 401(k) contributions and $2,524 in insurance premiums.
(14)	$6,000 in automobile expenses, $8,141 in club membership dues, $7,400 in 401(k) contributions and $421 in insurance premiums.
(15)	$6,392 in automobile expenses, $11,445 in club membership dues, $4,200 in 401(k) contributions and $3,775 in insurance premiums.
(16)	$713 in automobile expenses, $10,872 in club membership dues, $10,250 in 401(k) contributions and $343 in insurance premiums.
(17)	$1,270 in automobile expenses, $7,252 in club membership dues and $7,400 in 401(k) contributions.

2009 Outstanding Equity Awards at Fiscal Year-End

The following table discloses the stock options and non-performance based restricted stock owned by the Named Executive Officers at December 31, 2009.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Excercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested

Michael L. McMullan	2,500 30,000 10,000 10,000 25,000 9,000 —	— — — — — 6,000 —	$ $ $ $ $ $	10.00 10.00 11.29 16.02 23.10 20.50 —	05/17/2011 08/28/2012 10/21/2013 06/16/2015 12/14/2015 01/03/2017 —	— — — — — — 36,000	$	— — — — — — 135,000

Tracy L. Keegan	5,551 4,449 1,680 —	— — 1,120 —	$ $ $	22.70 21.65 20.50 —	12/30/2015 06/8/2016 01/03/2017 —	— — — 17,000	$	— — — 63,750

John B. James	1,300 20,000 2,500 2,500 1,710 —	— — — — 1,140 —	$ $ $ $ $	10.00 10.00 16.25 23.10 20.50 —	5/17/2011 8/28/2012 2/12/2014 12/14/2015 01/03/2017 —	— — — — — 6,500	$	— — — — — 24,375

Roy N. Hellwege	20,000 2,500 1,710 —	— — 1,140 —	$ $ $	10.15 23.10 20.50 —	09/12/2013 12/14/2005 01/03/2017 —	— — — 10,500	$	— — — 39,375

John S. Chaperon	10,000 2,000 2,500 2,500 1,710 —	— — — — 1,140 —	$ $ $ $ $	10.00 16.25 16.01 23.10 20.50 —	11/14/2012 02/12/2014 12/13/2014 12/14/2015 01/03/2017 —	— — — — — 10,500	$	— — — — — 39,375

2009 Option Exercises and Stock Vested

To supplement the preceding table, the following table provides information concerning stock options that vested or were exercised by the Named Executive Officers during 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Michael L. McMullan	0	$0	3,000	$0
Tracy L. Keegan	0	0	560	0
John B. James	0	0	570	0
Roy N. Hellwege	0	0	570	0
John S. Chaperon	0	0	570	0

2009 Pension Benefits Table

The following table discloses the changes in value of the accumulated benefits and 2009 payments under pension benefit plans maintained by Bank of Florida.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit		Payments During Last Fiscal Year

Michael L. McMullan	SERP	Eight	$2,294,683	*	$0
Tracy L. Keegan	None	—			—
John B. James	None	—	—		—
Roy N. Hellwege	None	—			—
John S. Chaperon	None	—			—

*	The retirement benefit is 84% vested as of December 31, 2009, and will become 100% vested at December 31, 2011. In the event of death, the retirement benefit will become 100% vested. In the event of a change in control, Mr. McMullan will have the option prior to the closing of any merger resulting in a change of control to waive the acceleration of the change in control benefit or to choose 100% vesting. In the event that the Bank of Florida’s subsidiary banks are placed into receivership, the accrued benefits under the SERP would no longer be payable to Mr. McMullan. Based on Mr. McMullan’s current base salary and an 8% discount factor, the estimated present value is $2,731,766.

The following table discloses the non-qualified deferred compensation status of the Named Executive Officers at December 31, 2009.

2009 Non-Qualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End(*) ($)
Tracy L. Keegan	$0	$19,444	—	$0	$45,339
Roy N. Hellwege	$0	$37,409	—	$0	$83,161
John S. Chaperon	$0	$73,939	—	$0	$153,293

(*)	The Deferred Compensation Plan provides for an “Initial Vesting Period” of five years of service following the effective date of the Agreements which in the case of these Executive Officers was January 2, 2008.

Board Compensation

Bank of Florida has traditionally used a combination of cash and stock-based incentive compensation to attract and retain non-employee qualified candidates to serve on the Board of the Company and its subsidiaries. Directors that are also employees of the Company do not receive any compensation for their services as directors. During 2009, the Compensation Committee reviewed the Board compensation at the Company and its subsidiaries with The Delves Group, its compensation consultant, and determined that it was appropriate not to increase the cash fees (retainers, Chairman’s fees, regular meeting and committee meeting fees) paid to directors of the Company and its subsidiaries, but to reduce those fees. The Committee reached this conclusion in light of current economic conditions and despite the increased time and effort being required of the directors during the economic malaise. In the second quarter of 2009, the Compensation Committee recommended to the Board of Directors that because of the Company’s performance and the economic climate, in order to show director confidence in Bank of Florida and to further align the director’s interests with those of the shareholders, that director’s fees for the Company’s Board of Directors and for the directors of all four of Company’s subsidiaries, should be comprised solely of stock instead of cash and stock. The new approach of paying directors fees in stock was approved by the Board on June 15, 2009 and was applied beginning with the directors fees for the second quarter of 2009. The stock that was issued to pay the directors fees for the second quarter were issued from the Company’s 2006 Stock Compensation Plan.

After further discussions about the continued struggling economy and the Company’s performance through the first half of 2009, the Compensation Committee recommended, and the Board approved, reducing the directors fees by 50% and further amending the director compensation approach by paying directors fees in stock options instead of stock. As further incentive and alignment with the interests of shareholders, the exercise price of the stock options was set at twice the closing price of the stock on the day the stock options were granted. The stock options become immediately vested at the end of each quarter and expire if unexercised five years after they are granted. The table below provides information on the cash, stock and stock option compensation earned by the Board of Directors of Bank of Florida during 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)[1]	Option Awards ($)[2]	Total ($)

Donald R. Barber	$6,550	$4,475	$903	$11,928
Joe B. Cox	$10,325	$6,700	$1,218	$18,243
Bradford G. Douglas	$3,600	$4,775	$949	$9,324
John B. James	$0	$0	$0	$0
LaVonne Johnson	$5,950	$4,337	$803	$11,090
Edward Kaloust	$7,250	$5,937	$1,067	$14,254
Michael L. McMullan	$0	$0	$0	$0
Edward A. Morton	$7,025	$4,937	$993	$12,995
Pierce T. Neese	$13,475	$3,900	$0	$17,375
Michael T. Putziger	$13,225	$6,575	$1,218	$21,018
Ramon A. Rodriguez	$6,725	$4,525	$940	$12,190
Francis Rooney	$7,312	$0	$0	$7,312
Terry W. Stiles	$5,975	$2,825	$727	$9,527

1.	The amounts in this column represent the grant date fair value of the stock award granted on July 24, 2009, as compensation for director fees for the second quarter of 2009. The total number of shares issued was 14,155 shares.
2.	The amounts in this column represent the grant date fair value of stock options granted on December 11, 2009, as compensation for director fees for the third quarter of 2009. The total number of shares issuable under the stock options granted is 17,631 shares. Directors fees for the fourth quarter have not been paid or accrued.

Stock-Based Compensation

1999 Stock Option Plan

Bank of Florida currently has an equity compensation plan, the 1999 Stock Option Plan (“1999 Plan”), which provided for the issuance of stock options to employees and directors of the Company who contributed significantly to the management or operation of our or our subsidiaries’ business as determined by the committee administering the 1999 Plan. The 1999 Plan was approved by the shareholders at the 2000 Annual Meeting and the number of shares reserved under the 1999 Plan was subsequently increased at the 2003, 2004, and 2005 Annual Meetings. The 1999 Plan provided for the grant of options to employees and directors of the Company and its subsidiaries at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the 1999 Plan. Stock options to acquire all of the shares reserved under the 1999 Plan have been granted.

2006 Stock Compensation Plan

The 2006 Stock Compensation Plan was adopted by the Company’s Board of Directors on April 3, 2006, and approved by its shareholders at the 2006 Annual Meeting of Shareholders. The Board of Directors believes that stock-based incentives are important factors in attracting, retaining, and rewarding employees and directors, and closely aligning their interests with those of the shareholders. The following is a summary of the material terms of the 2006 Stock Compensation Plan. This summary is qualified in its entirety by the complete terms of the 2006 Stock Compensation Plan.

Grants. The 2006 Stock Compensation Plan provides for grants of: options to purchase common stock; restricted shares of common stock (which may be subject to both grant and forfeiture conditions) (“Restricted Stock”); Stock Units (which are a contractual right for a recipient to receive shares of Restricted Stock at a certain date or upon the occurrence of a certain event); and stock appreciation rights (entitling the grantee to receive the difference in value between the underlying common stock on the date of exercise and the value of such stock on the date of grant) (“SARs”), which may be either freestanding or granted in tandem with an option. Options to purchase common stock may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options (“NQOs”) which are not intended to satisfy the requirements of Section 422 of the Code.

Securities to be Reserved. Under the 2006 Stock Compensation Plan, 12% of the Company’s outstanding shares of our common stock is reserved for issuance. This number covered was reduced by the 655,189 shares that were reserved under the 1999 Stock Option Plan on April 3, 2006. Upon any future issuance of additional common stock, 12% of such newly issued shares will also be reserved for issuance under the 2006 Stock Compensation Plan, provided, however, no more than 3,000,000 shares will ever be reserved. Any shares subject to an option that remain unexercised after the cancellation, expiration, or exchange of an option and any shares of Restricted Stock which are forfeited will again become available for use under the 2006 Stock Compensation Plan. Any shares which are surrendered for cash or common stock, or a combination thereof, and any shares of common stock used to satisfy a withholding obligation shall not again become available for use under the 2006 Stock Compensation Plan.

Administration of Plan. The 2006 Stock Compensation Plan is administered by Bank of Florida’s Compensation Committee (“Committee”). The Committee has delegated authority to grant options, SARs, and Restricted Stock. The composition of the Committee must be at least two directors, each of whom is a non-employee director under Rule 16b-3 of the Securities Exchange Act of 1934, and each of whom shall be or will be treated as an “outside director” for purposes of Section 162(m) of the Code. Bank of Florida’s Board has authorized the Committee to interpret the 2006 Stock Compensation Plan, to determine the total number of shares to be granted, and to take such other action in the administration and operation of the 2006 Stock Compensation Plan as the Committee deems equitable under the circumstances. The Board of Directors, however, has reserved to itself the right to amend or terminate the 2006 Stock Compensation Plan. No amendment, however, may be effected without approval of the shareholders to the extent such approval is required under applicable law, Section 422 of the Code, Rule 16b-3, or any applicable stock exchange rule. Furthermore, in no case can stock awards be repriced, either by cancellation and regrant or by lowering the exercise price of a previously granted award.

Eligibility. Selected directors, Executive Officers, and employees are eligible to participate in the 2006 Stock Compensation Plan. Executive Officers and employees are eligible for the grant of ISOs, NQOs, Restricted Stock, Restricted Stock Units, and SARs. However, directors are only eligible for the grant of NQOs, SARs, and Restricted Stock. In addition, the Company’s Chief Executive Officer has the discretion in any given year, to grant options to acquire up to 50,000 shares, primarily to new hires, subject to the availability of shares and ratification by the Committee.

Terms of Options. The 2006 Stock Compensation Plan authorizes the grant of ISOs or NQOs, both of which are exercisable for shares of Bank of Florida common stock. Options may be granted for any reason, as the Committee deems appropriate under the circumstances. The price at which a stock option may be exercised for a share of common stock may not be less than the fair market value of a share of common stock on the date the stock option is granted. The “fair market value” means the closing price per share as reported in a financial periodical on the date the option is granted, or if no such closing price is available on such day, the closing price for the immediately preceding business day, or if no such prices are reported, a price determined by the Committee acting in good faith.

The period during which a stock option may be exercised shall be determined by the Committee at the time the option is granted and may not extend more than 10 years from the date of grant. A stock option or portion thereof that is not exercised before expiration of the applicable option period shall terminate. An ISO option agreement may provide for the exercise of a stock option within 90 days after the employment of an employee has terminated for any reason; except that the period may be extended to one year in the case of death or disability. An NQO option agreement may extend all such post-termination exercise periods for directors or employees to up to one year. The 2006 Stock Compensation Plan shall expire, and no further grants shall be made, 10 years after its approval by the shareholders.

The aggregate fair market value of ISOs granted to an individual employee under the 2006 Stock Compensation Plan, which first becomes exercisable in any calendar year, may not exceed $100,000 per year.

Stock Appreciation Rights. Under the 2006 Stock Compensation Plan, stock appreciation rights may be granted as part of a stock option (a “Related Option”) with respect to all or a portion of the shares of common stock subject to the Related Option (a “Tandem SAR”) or may be granted separately (a “Freestanding SAR”). Tandem SARs and Freestanding SARs are collectively referred to as “SARs.” The share value of a Freestanding SAR shall be set forth in the related SAR agreement, and may not be less than the fair market value of a share of common stock on the date the SAR is granted. The share value of a Tandem SAR shall be determined by the exercise price of the Related Option, which also may not be less than the fair market value of a share of common stock on the date of grant. The grant of SARs may be subject to such other terms as the Committee deems appropriate.

When a Freestanding SAR is exercised, the recipient receives a payment determined by calculating the difference between the share value at grant, as set forth in the SAR agreement, and the fair market value of a share of common stock on the date of exercise. On the exercise of a Tandem SAR for a number of shares, the Related Option is deemed to be surrendered to the extent of the same number of shares and the payment is based on the increase in fair market value of common stock on the exercise date over the value stated in the stock option agreement. Payment may be made in cash or stock, or a combination of cash and stock. The form and timing of payments shall be determined by the Committee. To date, no SARs have been granted.

Restricted Stock and Restricted Stock Units. Shares of Restricted Stock may be granted to employees and directors and may be subject to one or more contractual restrictions as established by the Committee at the time of grant and as set forth in the related Restricted Stock Agreement. The Agreement will set forth the conditions, if any, which will need to be satisfied before the grant will be effective and the conditions, if any, under which the employee’s or director’s interest in the Restricted Stock will be forfeited. As soon as practicable after a grant has become effective, the shares will be registered to or for the benefit of the employee or director. The Restricted Stock Agreement will state whether the employee or director has the right to receive any cash dividends paid with respect to the shares of Restricted Stock. If the employee or director has no right to receive cash dividends, the Agreement may give the employee or director the right to receive a cash payment in the future in lieu of the dividend payments, provided certain conditions are met. Dividends declared on the shares of Restricted Stock after grant, but before the shares are forfeited or become non-forfeitable, are treated as part of the grant of the related Restricted Stock. An employee or director has the right to vote the shares of Restricted Stock after grant until they are forfeited or become non-forfeitable.

Shares of Restricted Stock may vest in installments or in total upon satisfaction of the stipulated conditions. If the restrictions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. To enforce the restrictions, all shares of Restricted Stock will be held by the Company until the restrictions are satisfied. The exercise or surrender of any option granted under the 2006 Stock Compensation Plan and the acceptance of a Restricted Stock grant shall constitute an employee’s or director’s full and complete consent to whatever actions the Committee deems necessary to satisfy the federal and state tax withholding requirements, if any, which the Committee in its discretion deems applicable to such exercise or surrender of such Restricted Stock. The Committee also can provide that an employee or director may elect to satisfy federal and state tax withholding requirements through a reduction in the number of shares of Bank of Florida common stock actually transferred to the employee or director under the 2006 Stock Compensation Plan. Any such election and any such reduction shall satisfy the conditions of the exemption under Rule 16b-3. Grants of Restricted Stock will be effective for periods as determined by the Committee, provided no Restricted Stock may be granted after the earlier of the tenth anniversary of the 2006 Stock Compensation Plan being approved by the shareholders or the date on which all shares of common stock reserved under the 2006 Stock Compensation Plan have been issued or are unavailable for use, in which event the 2006 Stock Compensation Plan also shall terminate on such date.

In the case of Restricted Stock grants, some of the grants vest with the passage of time and others vest only upon the satisfaction of performance objectives. The Compensation Committee shall determine which type of restricted stock to grant and shall also determine the performance objectives to be used in connection with performance based Restricted Stock awards and the extent to which such objectives have been met. Performance objectives may vary from participant to participant and between groups of participants and shall be based upon such performance factors and criteria as the Committee, in its sole discretion, shall select among one or more of the following: stock price; earnings per share; return on equity; return on capital; net income; return on assets; or total return to shareholders. Shares of Restricted Stock were granted for the first time on March 16, 2009, to certain Executive Officers based in part upon each Executive Officer’s performance in 2008, and 21,378 additional shares of Restricted Stock were issued on July 24, 2009, in lieu of cash for and as compensation for directors fees for directors of the Company and its subsidiaries. See “Summary Compensation Table” and “Board Compensation” above.

Stock Units are not share awards, but rather represent a contractual right to receive shares at a specified future date, or upon the occurrence of a future event. Like Restricted Stock, Stock Units are not sold or transferred until any predefined restrictions have lapsed. However, because the initial award is only a promise to award a share at a later date, Stock Units carry neither voting nor dividend rights until they are exchanged into shares at the payment date. Holders of Stock Units are not shareholders (whereas holders of restricted shares are shareholders). However, the Company is allowed to pay dividend equivalents to recipients during the period in which they are a Stock Unit holder. Any such dividend payment is subject to taxation. Recipients will generally recognize ordinary income in the amount of the fair market value of the Restricted Stock at the time the actual stock is issued. To date, no Stock Units have been issued.

Certain Federal Income Tax Consequences. The following summary generally describes the current principal federal income tax consequences of certain events under the 2006 Stock Compensation Plan. The summary is general in nature and is not intended to cover all tax consequences that may apply to a particular employee or director or to the Company. The provisions of the Code and regulations thereunder relating to these matters are complicated, they change often, and their impact in any one case may depend upon the particular circumstances.

Options and Stock Appreciation Rights. A grantee will not be subject to any federal income tax upon the grant of a stock option or SAR pursuant to the 2006 Stock Compensation Plan.

A grantee will not recognize income for federal income tax purposes (and the Company will not be entitled to any federal income tax deduction) as a result of the exercise of an ISO and the related transfer of shares to the employee. However, the excess of the fair market value of the shares transferred upon the exercise of an ISO over the exercise price for such shares generally will constitute an item of alternative minimum tax adjustment to the employee for the year in which the option is exercised. Thus, certain employees may have an increase in their federal income tax liability as a result of the exercise of an ISO under the alternative minimum tax rules of the Code.

If the shares transferred pursuant to the exercise of an ISO are disposed of within two years from the date the ISO is granted or within one year from the date the ISO is exercised (the “ISO holding periods”), the employee will recognize ordinary income equal to the excess of the amount realized on the disposition over the price paid for the shares. In such case, the Company will be entitled to a tax deduction for the same amount.

If the shares transferred upon the exercise of an ISO are disposed of after the ISO holding periods have been satisfied, long term capital gain or long term capital loss is realized on the disposition. The Company will not be entitled to a federal income tax deduction as a result of such a disposition.

Ordinary income will be recognized by the employee or director upon exercise of an NQO. Generally, the ordinary income realized is the excess, if any, of the fair market value of the shares of common stock received upon the exercise of the NQO over the exercise price. An employee will also recognize ordinary income upon exercising a SAR equal to the total of any cash received and the fair market value of any shares of common stock received.

Income tax withholding from the employee is required on the income recognized by the employee upon exercise of an NQO or a SAR. The Company ordinarily will receive a deduction for federal income tax purposes equal to the ordinary income recognized by the employee upon exercise of an NQO or a SAR, subject to the restrictions on deductibility described under “Performance-Based Compensation — Section 162(m) Requirements” below or the ordinary income recognized by the employee on the disposition of common stock acquired pursuant to the exercise of an ISO.

Restricted Stock and Stock Units. An employee or director will generally recognize ordinary income in an amount equal to the fair market value of the shares subject to the Restricted Stock grant at the time of vesting. Dividends paid to an employee or director on shares of Restricted Stock are treated as ordinary income of the employee or director in the year received. The Company will receive a deduction for federal income tax purposes equal to the ordinary income recognized by the employee, subject to the limitations on deductibility contained in Section 162(m) of the Code. Employees and directors who receive Stock Units typically may defer income tax liability until the underlying shares of Restricted Stock are issued. Accordingly, the Company will not receive a deduction until that time.

Performance-Based Compensation — Section 162(m) Requirements. The 2006 Stock Compensation Plan is intended to preserve the Company’s tax deduction for the occurrence of certain events by complying with the terms of Section 162(m) of the Code and the regulations thereunder.

Shares Reserved For Issuance. The following table sets forth information about the number of shares reserved for issuance under the 1999 Stock Option Plan and the 2006 Stock Compensation Plan as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Plans approved by security holders	620,156	$12.80	463,268

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Stock Ownership Of Directors And Executive Officers

The table and the footnotes below contain information regarding the beneficial ownership of our common stock of our directors, director nominees and non-director executive officers as of March 1, 2010. The percentage held by each person reflects the number of shares that the person owns, plus the number of shares that the person has the right to acquire pursuant to stock options or warrants that are presently exercisable or which become exercisable within the next 60 days.

Name	Number of Shares Owned(1)		Right to Acquire(2)	% of Beneficial Ownership(3)
Donald R. Barber	70,950		18,082	—	(4)
John S. Chaperon	20,577		20,570	—	(4)
Joe B. Cox	100,856	(5)	12,435	—	(4)
Bradford G. Douglas	70,924		4,778	—	(4)
Roy N. Hellwege	23,201		25,350	—	(4)
John B. James	76,891	(6)	32,030	—	(4)
LaVonne Johnson	388,655	(7)	29,875	3.22%
Edward Kaloust	50,587		18,748	—	(4)
Tracy L. Keegan	31,519		13,520	—	(4)
Michael L. McMullan	88,112	(8)	95,380	1.40%
Edward A. Morton	7,056		7,156	—	(4)
Pierce T. Neese*	165,673		0	1.28%
Michael T. Putziger	371,095	(9)	12,871	2.96%
Ramon A. Rodriguez	41,791	(10)	18,014	—	(4)
Francis Rooney**	936,394	(11)	0	7.22%
Craig D. Sherman	9,825		33,060	—	(4)
Terry W. Stiles	322,393	(12)	8,783	2.55%

All Directors, Nominees and Executive Officers as a Group (17 individuals)	2,772,639		319,559	23.27%

(1)	Includes shares for which the named person:
•	has sole voting and investment power;
•	has shared voting and investment power with a spouse, or
•	holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
(2)	Includes shares that may be acquired by exercising stock options and/or warrants that are currently exercisable or which become exercisable within 60 days of the record date.
(3)	The determination of “beneficial ownership” of our common stock is based upon Rule 13d-3 under the Securities Exchange Act of 1934, which provides that shares will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares.
(4)	Less than 1%.
(5)	Mr. Cox holds 33,670 of the shares in trust.
(6)	Includes 15,000 shares held in trust and another 200 shares held in UTMA by Mr. James.
(7)	Includes 38,418 shares Ms. Johnson’s spouse holds in his IRA, 4,000 shares she holds as custodian and 25,551 held by the Johnson Foundation.
(8)	Includes 3,924 shares held by Mr. McMullan’s spouse.
(9)	Includes 129,600 shares that Mr. Putziger holds as a trustee and 3,500 shares held by Mr. Putziger’s spouse.
(10)	Includes 1,500 shares held by Mr. Rodriguez’ spouse and 27,000 held by a business interest of his.
(11)	Includes 931,530 shares that are held by a controlled company of Mr. Rooney’s.
(12)	Includes 158,953 Mr. Stiles holds as trustee, 20,940 held by a limited partnership controlled by Mr. Stiles and 3,000 shares held in trust for his children.
*	Resigned as a director on November 8, 2009.
**	Resigned as a director on June 18, 2009.

Stock Ownership Of Principal Shareholders

The following table contains information regarding the only shareholder known to us to be the beneficial owner of 5% or more of the outstanding shares of Bank of Florida common stock as March 1, 2010.

Name and Address of Beneficial Owner	Number of Shares		Percent of Class

Rooney Holdings, Inc. 1400 Gulf Shore Blvd. North, Suite 184 Naples, Florida 34102	931,530	*	7.18%

*	As disclosed in a Schedule 13G/A filed with the Securities and Exchange Commission on January 16, 2008.

Shares Reserved For Issuance

The following table sets forth information about the number of shares reserved for issuance under the 1999 Stock Option Plan and the 2006 Stock Compensation Plan as of December 31, 2009.

Number of securities to be issued upon exercise of outstanding options	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Plans approved by security holders	620,156	$12.80	463,268

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review of Related Person Transactions

The Audit Committee reviews any transactions with related persons in detail on a case-by-case basis, but has not adopted a written policy on the issue. The Committee reviews any such transactions where the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. Management of the Company determines whether a transaction meets the requirements of a related person transaction requiring review by the Audit Committee. Transactions that fall within this definition are referred to the Committee for approval or other action. Based on its consideration of all of the relevant facts and circumstances, the Audit Committee decides whether or not to approve such a transaction and will approve only those transactions that are in the best interests of the Company. If the Company becomes aware of an existing transaction with a related person which has not been approved, the matter will be referred to the Audit Committee who will evaluate all options available, including ratification, revision or termination of such transaction. For purposes of this review, the term “related person” has the meaning ascribed to it in SEC Regulation S-K 404(a) “Transactions with related persons, promoters and certain control persons.”

Transactions

Bank of Florida does not make loans to its directors or Executive Officers. The Company’s subsidiary banks, however, make loans to our Executive Officers and directors in the ordinary course of business in accordance with their standard loan approval criteria. All such loans are made on substantially the same terms, including interest rates and collateral, as loans made to unaffiliated parties. As of December 31, 2009, the aggregate balance of all loans to the directors and Executive Officers of the Company and its subsidiaries was approximately $72.33 million, or 6.18% of our net loans.

In the ordinary course of business, we may use the products and services of companies, partnerships, or firms of which our directors are owners, directors, or officers.

The Company engaged Centuric, LLC of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the bank subsidiaries. This service primarily includes the purchase of computer hardware and software, telephones, network management services, and disaster recovery. Ramon A. Rodriguez, a director of Bank of Florida, is a member of Centuric Group, LLC, the parent company of Centuric, LLC, a consulting and outsourcing firm specializing in system integration, network management and security, disaster recovery and business contingency planning. The Company paid Centuric, LLC approximately $630,000 and $1,112,000 in 2009 and 2008, respectively, of which $40,100 and $314,300, respectively, was for the purchase of computer equipment and software, including set-up fees.

In 2002, the Company entered into a lease with Citizens Reserve, LLC for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida. The ownership interest in Citizens Reserve, LLC included three directors of Bank of Florida, Donald R. Barber (8.33%), John B. James (5.56%), and LaVonne Johnson (25%). In May 2008, Citizens Reserve, LLC sold the building to Naples 9, LLC, an unrelated entity. Citizens Reserve, LLC was paid $0 and $369,000 in 2009 and 2008, respectively.

Bank of Florida – Southwest leases a banking facility in Bonita Springs, Florida from Brooks Landing, LLC. Brooks Landing, LLC is owned in part by directors Donald R. Barber (9.38%), John B. James (6.25%), and LaVonne Johnson (25%). The total amount of lease payments paid during 2009 was approximately $224,000. The lease will expire in 2023.

Bank of Florida – Southeast engaged companies that had a relationship with Director Terry W. Stiles, to build out the office facility in Downtown Ft. Lauderdale located at 200 SW 1st Avenue and the Coral Ridge branch office located at 2521 East Commercial Boulevard. Bank of Florida – Southeast paid the various companies $0 and $400,000 in 2009 and 2008, respectively, for their services.

Bank of Florida – Southeast also has a lease arrangement for the Coral Ridge branch office with 2521 Marathon, LLC, for which Mr. Stiles serves as the manager. The total of the lease payments paid during 2009 and 2008, for the Coral Ridge branch was approximately $342,000 and $225,000, respectively. The services and lease were approved by the Board of Directors of Bank of Florida – Southeast and Bank of Florida.

Bank of Florida – Southeast also leases its downtown Ft. Lauderdale headquarters facility from 200 Brickell Associates, Ltd., an entity in which Mr. Stiles is a partner. A total of $723,862 and $452,982 in lease payments was paid to 200 Brickell Associates, Ltd. during 2009 and 2008, respectively, for the leasing of that banking facility.

Bank of Florida – Tampa Bay sublets office space to Medi-Weight Loss Clinics®. Bank of Florida – Tampa Bay received $5,600 and $123,600 in sublease income during 2009 and 2008, respectively. Edward Kaloust, a director of Bank of Florida, is a managing member of Medi-Weight Loss Clinics®. The sublease agreements with Medi-Weight Loss Clinics® terminated on January 31, 2009.

Director Independence

The Securities and Exchange Commission and the Financial Industry Regulatory Authority have regulations and listing requirements that govern the corporate practices of Nasdaq listed companies such as Bank of Florida including defining whether a director is “independent” as defined by Nasdaq Marketplace Rule 4200(a)(15). An annual self-assessment of director independence is conducted by our Nominating and Corporate Governance Committee.

In determining whether a director is “independent,” our Board of Directors broadly considers relevant factors and circumstances, including each director’s personal independence and the manner in which each director’s affiliations, both business and personal, might impair his or her independence. The Board of Directors considers any transactions and relationships between the director (and any member of his or her immediate family or their affiliates) and Bank of Florida (and its subsidiaries and affiliates). Our Board of Directors also examines any transactions and relationships between directors and their affiliates and members of our senior management team and any member of their immediate family or affiliates. Since banking is a significant portion of our business, our Board of Directors has determined that a director’s independence is not affected where there is a loan between a subsidiary bank and the director, and that loan is on market terms, is performing in accordance with its contractual terms and has not been adversely classified or specially mentioned by any bank examiners.

The Board has determined that Joe B. Cox, Bradford G. Douglas, LaVonne Johnson, Edward Kaloust, Edward A. Morton and Michael T. Putziger are independent. Although Director Johnson has an interest in a limited liability company that receives lease payments from Bank of Florida—Southwest, she is not a managing member of the limited liability company and her 25% ownership interest does not provide her with control of the limited liability company. Therefore, the Nominating and Corporate Governance Committee and the Board of Directors have concluded that Director Johnson is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees which will be billed for professional services by Porter Keadle Moore, LLP in connection with the audit of the annual financial statements and internal controls over financial reporting for the fiscal year ended December 31, 2009 and the reviews of the financial statements included in the Company’s 2009 quarterly filings with the Securities and Exchange Commission are $291,000. The aggregate fees which were billed for professional services by Hacker Johnson & Smith P.A. in connection with the audit of the annual financial statements and internal controls over financial reporting for the fiscal years ended December 31, 2008 and 2007 and the reviews of the financial statements included in the Company’s 2008 quarterly filings and the 2007 quarterly filings with the Securities and Exchange Commission were $252,000 and $246,000, respectively. Porter Keadle Moore, LLP billed $27,000 in connection with the annual audit of the Company’s 401K plan in 2009. Hacker, Johnson & Smith P.A. billed the Company $8,000 and $7,500 in connection with the annual audit of the Company’s 401K plan in 2008 and 2007, respectively.

Audit-Related and Other Fees: In 2009, Porter Keadle Moore, LLP billed the Company $65,300 and Hacker, Johnson & Smith billed the Company $100,000 in connection with registration statement and comfort letter procedures. In 2007, Hacker, Johnson & Smith P.A. billed Bank of Florida Corporation approximately $10,000 related to vendor contracts in connection with the acquisition of Old Florida Bank Corporation.

Tax Fees: The fees which will be billed by Porter Keadle Moore, LLP for tax compliance and advice, including the preparation of Bank of Florida Corporation’s 2009 corporate consolidated tax returns and personal property tax returns are $24,000. The fees billed by Hacker, Johnson & Smith P.A. for tax compliance and advice, including the preparation of Bank of Florida Corporation’s 2008 and 2007 corporate consolidated tax returns, including the final 2007 corporate tax return for Old Florida Bank, were $23,000 per year.

In all instances, Porter Keadle Moore, LLP’s and Hacker, Johnson & Smith P.A. performance of those services was pre-approved by Bank of Florida Corporation’s Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 92 through 145.

•	Consolidated Financial Statements of Bank of Florida Corporation (including all required schedules):

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets at December 31, 2009 and 2008;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive (Loss) Income, and Statements of Cash Flows for years ended December 31, 2009, 2008 and 2007.

4.	Notes to Consolidated Financial Statements

•	Exhibits

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

Exhibit Number	Description of Exhibit

j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

g.3.4	Articles of Amendment to Articles of Incorporation dated June 26, 2009

q.3.5	Articles of Amendment to Restated Articles of Incorporation dated August 27, 2009

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

g.4.4	Specimen Series B Preferred Stock Certificate

g.4.7	Form of Warrant 2009 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

a.10.2	Change in Control Agreement of Roy N. Hellwege effective January 1, 2009

a.10.3	Change in Control Agreement of Charles K. Cross effective January 1, 2009

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

Exhibit Number	Description of Exhibit

a.10.7	Deferred Compensation Plan of Bank of Florida dated November 19, 2008

a.10.8	Change in Control Agreement of Julie W. Husler effective January 1, 2009

f.10.9	Lease between Citizens Reserve, LLC and Citizens National Bank of Southwest Florida

a.10.10	Change in Control Agreement of Christopher Willman effective January 1, 2009

a.10.11	Change in Control Agreement of John B. James effective January 1, 2009

l.10.12	Change in Control Agreement of John S. Chaperon dated January 1, 2008

e.10.13	Change in Control Agreement of John Klumpp dated August 1, 2008

e.10.14	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

a.10.15	Change in Control Agreement of Roberto Pelaez effective January 1, 2009

e.10.16	Change in Control Agreement of Charles Tipton dated August 1, 2008

l.10.18	Change in Control Agreement of Tracy L. Keegan dated January 1, 2008

a.10.19	Amendment to Amended and Restated Employment Agreement of Michael L. McMullan dated December 15, 2008

a.10.20	Deferred Compensation Agreement of Tracy L. Keegan dated December 21, 2008

a.10.21	Deferred Compensation Agreement of John S. Chaperon dated December 21, 2008

a.10.22	Deferred Compensation Agreement of Roy N. Hellwege dated December 21, 2008

p.10.23	401(k) Plan

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

o.21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida

We have audited the accompanying consolidated balance sheet of Bank of Florida Corporation and subsidiaries’ (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. We have also audited the Company’s internal controls over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Certified Public Accountants

Suite 1800 — 235 Peachtree Street NE — Atlanta, Georgia 30303 — Phone 404-588-4200 — Fax 404-588-4222 — www.pkm.com

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Florida Corporation and subsidiaries’ as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Bank of Florida Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The accompanying financial statements have been prepared assuming the Bank of Florida Corporation will continue as a going concern. As discussed in Notes 2 and 19 to the financial statements, quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At December 31, 2009, the Banks’ regulatory tangible capital, core capital, and risk-based capital are below the required levels. In addition, the Banks have suffered recurring operating losses. The Banks have filed a capital plan with the FDIC and Florida Office of Financial Regulation outlining their plans for attaining the required levels of regulatory capital by December 31, 2009 and June 30, 2010. To date, notification from the FDIC and Florida Office of Financial Regulation regarding acceptance or rejection of their capital plan has not been received. Failure to meet the capital requirements and interim capital targets included in the capital plan exposes the Banks to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the institution. These matters raise substantial doubt about the ability of Bank of Florida Corporation to continue as a going concern. The ability of the Banks to continue as a going concern is dependent on many factors, one of which is regulatory action, including acceptance of its capital plan. Management’s plans in regard to these matters are described in Notes 2 and 19. The accompanying financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

Atlanta, Georgia

March 5, 2010

Certified Public Accountants

Suite 1800 — 235 Peachtree Street NE — Atlanta, Georgia 30303 — Phone 404-588-4200 — Fax 404-588-4222 — www.pkm.com

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bank of Florida Corporation

Naples, Florida:

We have audited the accompanying consolidated balance sheet of Bank of Florida Corporation and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Fort Myers, Florida

March 4, 2009

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share and per share data)

	2009	2008
ASSETS
Cash and due from banks	$10,161	$35,054
Interest-bearing deposits due from other banks	58,506	12,571
Federal funds sold	—	313

TOTAL CASH AND CASH EQUIVALENTS	68,667	47,938

Securities held to maturity	554	3,316
Securities available for sale	98,120	114,660

Loans	1,213,033	1,275,311
Less - Allowance for loan losses	42,063	29,533

Net loans	1,170,970	1,245,778

Restricted securities, at cost	8,643	9,246
Premises and equipment, net	27,282	29,501
Accrued interest receivable	4,805	4,990
Cash surrender value of life insurance	3,679	3,526
Deferred tax asset, net	200	9,277
Goodwill	—	61,960
Other real estate owned	14,357	4,817
Other assets	5,066	14,004

TOTAL ASSETS	$1,402,343	$1,549,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,187,318	$1,166,282
Subordinated debt	16,000	16,000
Other borrowings	32,681	20,000
Federal Home Loan Bank advances	118,457	152,474
Accrued interest payable	2,045	2,286
Accrued expenses and other liabilities	2,006	1,992

TOTAL LIABILITIES	1,358,507	1,359,034

Commitments and Contingencies (Notes 2, 14 and 20)

Stockholders’ Equity
Series A Preferred stock, par value $.01 per share, 50,000 shares designated, no shares issued or outstanding at December 31, 2009 and 2008, respectively.	—	—
Series B Preferred stock, par value $.01 per share, 520 shares designated, 172 and 0 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	3,971	—
Undesignated Preferred stock, par value $.01 per share, 9,949,480 shares authorized, no shares issued and outstanding at December 31, 2009 and 949,480 shares authorized, no shares issued and outstanding at December 31, 2008, respectively	—	—
Common stock, par value $.01 per share, 100,000,000 shares authorized, 12,968,898 shares issued and outstanding at December 31, 2009 and 20,000,000 shares authorized, 12,779,020 shares issued and outstanding at December 31, 2008	130	128
Additional paid-in capital	201,173	199,862
Restricted stock, 168,500 shares	(436)	—
Accumulated deficit	(162,634)	(15,030)
Accumulated other comprehensive income	1,632	5,019

TOTAL STOCKHOLDERS’ EQUITY	43,836	189,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,402,343	$1,549,013

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$66,098	$78,441	$81,145
Interest on securities and other	5,349	4,731	2,656
Interest on federal funds sold	16	155	354

TOTAL INTEREST INCOME	71,463	83,327	84,155

INTEREST EXPENSE
Interest on deposits	28,789	33,572	34,522
Interest on subordinated debt	486	898	1,972
Interest on other borrowings	5,536	6,065	4,437

TOTAL INTEREST EXPENSE	34,811	40,535	40,931

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	36,652	42,792	43,224
PROVISION FOR LOAN LOSSES	73,670	24,488	4,254

NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR LOAN LOSSES	(37,018)	18,304	38,970

NONINTEREST INCOME
Service charges and other income	2,631	1,923	1,865
Trust fees	2,579	2,719	3,017
Gain (loss) on sale of assets, net	(587)	32	706
Gain on sale of investment securities, net	4,246	28	—

TOTAL NONINTEREST INCOME	8,869	4,702	5,588

NONINTEREST EXPENSES
Salaries and employee benefits	20,032	21,411	21,356
Occupancy	7,171	6,973	5,691
Equipment, depreciation and maintenance	3,180	3,279	2,399
Data processing	2,553	2,315	2,501
Stationary, postage and office supplies	593	838	925
Professional fees	3,058	1,815	1,541
Advertising, marketing and public relations	500	716	856
Goodwill impairment	61,960	—	—
Other	9,504	6,714	4,711

TOTAL NONINTEREST EXPENSES	108,551	44,061	39,980

(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)	(136,700)	(21,055)	4,578
Income taxes (benefit)	10,798	(7,833)	1,835

NET (LOSS) INCOME	(147,498)	(13,222)	2,743

Preferred stock dividends	(106)	—	—

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(147,604)	$(13,222)	$2,743

NET (LOSS) INCOME PER SHARE: BASIC	$(11.54)	$(1.03)	$0.23

NET (LOSS) INCOME PER SHARE: DILUTED	$(11.54)	$(1.03)	$0.23

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC	12,788,450	12,779,020	11,768,529

WEIGHTED-AVERAGE SHARES OUTSTANDING: DILUTED	12,788,450	12,779,020	11,905,196

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Restricted Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	$—	9,575,153	$96	$139,854	—	$(4,551)	$106	$135,505

Net income							2,743	—	2,743
Exercise of stock options, warrants and other	—	—	160,585	2	1,837			—	1,839
Paid-in-capital from stock compensation expense	—	—	—	—	350			—	350
Tax benefit from stock options exercised	—	—	—	—	397			—	397
Common stock issued in acquisition	—	—	3,043,282	30	57,138			—	57,168
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—			870	870
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	—			59	59

Balance, December 31, 2007		$—	12,779,020	$128	$199,576	—	$(1,808)	$1,035	$198,931
Net loss							(13,222)	—	(13,222)
Paid-in-capital from stock compensation expense	—	—	—	—	286		—	—	286
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—		—	2,312	2,312
Changes in fair value on available-for-sale securities and, net of tax	—	—	—	—	—		—	1,672	1,672

Balance, December 31, 2008	—	$—	12,779,020	$128	$199,862	—	$(15,030)	$5,019	$189,979
Net loss	—	—	—	—	—	—	(147,498)	—	(147,498)
Preferred stock issued	172	3,971	—	—	329	—	—	—	4,300
Common stock issued	—	—	189,878	2	704	(706)	—	—	—
Paid-in-capital from stock compensation expense	—	—	—	—	250	270	—	—	520
Tax benefit from stock options exercised	—	—	—	—	28	—	—	—	28
Dividends on Series B preferred stock	—	—	—	—	—	—	(106)	—	(106)
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	—	(1,217)	(1,217)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(2,170)	(2,170)

Balance, December 31, 2009	172	$3,971	12,968,898	$130	$201,173	$(436)	$(162,634)	$1,632	$43,836

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	Years ended December 31,
	2009	2008	2007
Net (loss) income	$(147,498)	$(13,222)	$2,743
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the year, net of income taxes of $281, $1,017 and $38 in 2009, 2008, and 2007, respectively	466	1,690	59

Reclassification adjustment for gains realized in net loss:
Reclassification adjustment for gains realized in net loss, net of income taxes of ($1,588) and ($10) in 2009 and 2008, respectively	(2,636)	(18)	—

Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the year, net of income taxes (benefit) of ($734), $1,393 and $523 in 2009, 2008 and 2007, respectively	(1,217)	2,312	870

Net unrealized gains (losses)	(3,387)	3,984	929

Comprehensive (loss) income	$(150,885)	$(9,238)	$3,672

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(147,498)	$(13,222)	$2,743
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,084	3,096	2,161
Provision for loan losses	73,670	24,488	4,254
Accretion of deferred loan fees and costs, net	(327)	(1,198)	(1,276)
Accretion of premiums and discounts on investments, net	165	(101)	(79)
Gain on sale of assets, net	(3,659)	(60)	(148)
Loss on impairment of investments	238	—	—
Originations of loans held for sale	(14,981)	(49,052)	(75,625)
Proceeds from sale of loans held for sale	14,782	67,296	76,459
Amortization of intangible assets	419	505	511
Decrease (increase) in accrued interest receivable	185	574	(113)
Deferred income taxes (benefit)	11,118	(6,070)	(647)
Increase in cash surrender value of bank-owned life insurance	(153)	(143)	(134)
Goodwill impairment	61,960	—	—
Decrease (increase) in other assets	6,568	(3,036)	(567)
Stock compensation expense	520	286	350
Increase (decrease) in accrued interest payable	(241)	525	292
Increase (decrease) in accrued expenses and other liabilities	14	622	(5,511)

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,864	24,510	2,670

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	(18,078)	(161,404)	(150,541)
Acquisition of net assets, net of cash acquired	—	—	12,022
Purchase of securities available for sale	(184,998)	(93,623)	(263)
Purchase of restricted securities and bank-owned life insurance, net	(2,271)	(27,135)	(21,174)
Proceeds from sale of restricted securities and bank-owned life insurance, net	3,050	27,006	15,907
Proceeds from the sale of securities available for sale and held to maturity	177,885	2,528	16,142
Proceeds from maturing securities and principal payments on available-for-sale securities	26,605	13,935	9,747
Proceeds from sale of other real estate owned	9,185	1,417	1,500
Purchase of premises and equipment, net	(435)	(2,984)	(8,367)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,943	(240,260)	(125,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	21,036	229,166	(2,775)
Proceeds from other borrowings	546,699	20,000	—
Payment of other borrowings	(534,018)	—	—
Payment of fed funds purchased	—	(250)	—
Proceeds from FHLB Advances	61,778	874,200	740,199
Repayment of FHLB Advances	(95,795)	(876,816)	(627,659)
Tax benefit from exercise of common stock options and warrants	28	—	397
Issuance of Series B preferred stock	4,300	—	—
Net proceeds from issuance or exercise of common stock	—	—	1,839
Dividends on preferred stock	(106)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,922	246,300	112,001

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,729	30,550	(10,356)

CASH AND CASH EQUIVALENTS
Beginning of year	47,938	17,388	27,744

End of year	$68,667	$47,938	$17,388

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)

Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for -
Interest	$35,052	$40,010	$40,142

Taxes	$—	$380	$2,660

Noncash Transactions:
Unrealized holding gain (loss) on securities available for sale, net of taxes	$(2,170)	$1,672	$59

Unrealized holding gain (loss) on interest rate swap, net of taxes	$(1,217)	$2,312	$870

Transfer of loans to other real estate owned	$19,543	$6,055	$2,850

Transfer of loans to loans held for sale	$—	$17,742	$—

Transfer of other real estate owned to other assets	$432	$—	$—

Transfer of stock from securities held to maturity to restricted securities	$176	$—	$—

Other real estate financed	$—	$1,275	$—

Acquisition of Financial Institutions:
Fair value of investment securities available for sale acquired	$—	$—	$21,734

Fair value of premises and equipment acquired	$—	$—	$16,272

Fair value of loans acquired, net	$—	$—	$210,527

Core deposit intangible	$—	$—	$1,400

Goodwill	$—	$—	$50,796

Fair value of deferred tax assets acquired	$—	$—	$2,001

Fair value of other assets acquired	$—	$—	$1,829

Fair value of deposit liabilities assumed	$—	$—	$248,711

Fair value of FHLB advances and subordinated debentures assumed	$—	$—	$5,300

Fair value of accrued expenses and other liabilities assumed	$—	$—	$4,906

Common stock issued	$—	$—	$57,168

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1—ORGANIZATION

Organization:

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, and Bank of Florida – Tampa Bay (collectively, the “Banks”), and Bank of Florida Trust Company.

The assets under administration by Bank of Florida Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

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

NOTE 2—GOING CONCERN

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the Company’s capital and that of its Banks has been significantly depleted. The net loss of $147.6 million recorded by the Company in 2009 was primarily the result of significant increases in the provision for credit losses, the recognition of goodwill impairment and the establishment of a valuation reserve against the Company’s deferred tax asset. The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

We have determined that significant additional sources of capital will be required for us to continue operations through 2010 and beyond. The Company’s Board of Directors has formed a strategic planning committee. The Committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of the Company including a capital investment, sale, strategic merger or some form of restructuring. There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If the Company does not comply with established capital requirements, the regulators may take additional enforcement action against the holding company and the Bank.

It remains to be seen if those efforts will be successful, either on a short-term or long-term basis. As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy. Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further actions, including placing the Banks into conservatorship or receivership, to protect the interests of depositors insured by the Federal Deposit Insurance Corporation.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 2—GOING CONCERN (Continued)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

Based upon the financial condition of the Banks, and subsequent correspondence and discussions with the FDIC, the FDIC has informed us that: (1) each of the Banks must notify the FDIC and the Office of Financial Regulation (“OFR”) before adding or replacing a member of their respective Boards of Directors or employing any person (including any existing employee) as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties. In addition, based on the Banks’ financial condition, we understand that the FDIC plans to pursue and implement formal enforcement actions with respect to the Banks in the form of consent orders (“FDIC Orders”). We currently expect the FDIC Orders will focus on the areas addressed by our Corrective Resolutions: to raise and maintain certain capital ratios, to improve asset quality, to reduce non-core funding dependence, and to reduce our commercial real estate loan concentrations, although the scope and terms of any FDIC Orders or any other action that the FDIC may take is unknown. The Banks must also obtain prior approval from the FDIC before engaging in any transactions that would materially change the composition of their balance sheets. Such transactions include any transaction or transactions that would increase a Bank’s total assets by 5% or more, or that would significantly change the Bank’s funding resources. In addition, the Banks cannot pay dividends to the Company without prior FDIC approval.

Bank of Florida Corporation and its affiliates develop and update an annual capital plan that supports current projections and the 3-5 year overall strategic plan. The Capital Plan is administered by the Board of Directors and is designed to meet current capital requirements and to anticipate future capital needs. The Capital Plan takes into consideration the individual requirements of the affiliate subsidiaries, the capital position of the consolidated company, alternative sources of capital to meet these needs, and the attractiveness of the capital markets to meet these requirements at particular points in time. We need approximately $50-55 million in capital to achieve adequately capitalized and $75-$80 million in capital to achieve well capitalized status.

The overall goal of the Capital Plan is to have strategies in place to support business growth and financial performance objectives consistent with maintaining minimum regulatory capital ratios. The Company’s short term capital plan is to raise enough capital to keep the Banks adequately capitalized during 2010, based on Tier 1 Leverage ratio requirements. Once this capital is raised, it is the Company’s intent to, once again, increase the authorized shares outstanding and to raise additional capital late 2010/early 2011. The Company has a registration statement covering 86,000,000 shares of common stock on file with the Securities and Exchange Commission and is in the process of revising it to commence a public offering.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment Securities:

The Company classifies its securities in one of two categories: held to maturity or available for sale. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities are classified as available for sale.

Held to maturity securities are recorded at cost and available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from net income and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

Management evaluates investment securities for other-than-temporary impairment on an annual basis. A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income and or new cost basis in the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

Restricted securities, including Federal Home Loan Bank (“FHLB”) stock, is included in other assets at carrying value, which approximates fair value, since there is no ready market for such investments.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management has established a policy to discontinue accruing interest (nonaccrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Company is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower’s financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Once a loan has been placed on non-accrual status, it may be restored to an accrual status when none of its principal and interest is past due, a six month history of payment is established, or it otherwise becomes well secured and in the process of collection and when prospects for future contractual payments are no longer in doubt.

Financial difficulties experienced by borrowers may necessitate the restructuring of loans to borrowers who are unable to meet current or near term contractual loan agreements. These restructurings may involve extending payment schedules, reducing interest rates, reducing principal amounts or accrued interest, granting of additional credit, or transferring property to the Company in full or partial satisfaction of the debt. These difficulties may also result in foreclosure with the Company becoming the owner and subsequent seller of the property.

If the borrower has kept the loan current (where current means the payment status of the regularly scheduled monthly or quarterly payment has not gone past due 30 days or more at the end of the month in the prior 6 months) and the loan has been formally restructured to reasonably ensure repayment and performance, according to its modified terms, the loan need not be placed in nonaccrual status provided the restructuring is supported by a current, well-documented credit evaluation of the borrower’s financial condition and prospectus for repayment under the revised terms or, if the borrower has sustained payment performance similar to the restructured payment terms for a time period of 6 months prior, the loan may remain on accrual status. Otherwise a TDR loan should be placed on nonaccrual status.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

The Company purchases loans with and without evidence of credit quality deteriorations since origination. The fair values for these loans not deemed to have credit deterioration are valued based on market prices, where available, or discounted cash flows using market-based credit spreads of comparable debt instruments for comparable borrowers. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived credit risk of the borrower.

Those loans with evidence of credit quality deterioration for which it is probable at purchase that the Company will be unable to collect all contractually required payments are recorded at the net recoverable amount including adjustments for the differential in coupon. The portion associated with credit deterioration is a nonaccretable discount.

For loans where credit deterioration is evident, the initial fair values for loans are determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. The Company estimates the cash flows expected to be collected at acquisition using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds.

Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan and lease losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable differences to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is comprised of: (1) a component for individual loan impairment, and (2) a measure of collective loan impairment. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses in the portfolio as of the balance sheet date. This estimate is based upon management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loss experience, current trends in delinquencies and charge-offs, changes in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Larger impaired credits that are measured for impairment have been defined to include loans classified as substandard and on nonaccrual or doubtful risk grades where the borrower relationship is greater than $500,000. For such loans that are considered impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Collateral dependent loans are charged down to net realizable value.

Other Real Estate Owned:

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation:

The Company recognizes compensation cost for all share-based payments based on the grant date fair value. The Company recognizes stock-based compensation in salaries and employee benefits in the accompanying consolidated statements of operations on a straight-line basis over the vesting periods.

Income Taxes:

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, as well as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. The Company records a valuation reserve for deferred tax balances when it is unlikely to generate sufficient income to support the deferred tax asset. At December 31, 2009, the Company recorded a valuation allowance for the balance of the recorded deferred tax asset net of those attributes associated with unrealized losses on available for sale securities. The Company and its subsidiaries file consolidated tax returns.

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

A summary of changes in goodwill for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Beginning Balance	$61,960	$62,202	$11,325
Acquired Goodwill, net	—	—	50,796
Goodwill Impairment	(61,960)	—	—
Adjustments to Goodwill	—	(242)	81

Ending Balance	$—	$61,960	$62,202

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the 2009 financial statements presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Derivative Financial Instruments:

The Company accounts for its derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value through adjustments to accumulated other comprehensive income and/or current earnings, as appropriate. On the date the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period operations. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to operations in the same period(s) that the hedged transaction impacts operations. For free-standing derivative instruments, changes in fair values are reported in current period operations.

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

The Company will terminate derivative positions when conditions change and the position is no longer necessary to manage the Company’s overall sensitivity to changes in interest rates. The resulting gain or loss is recognized over the remaining life of the interest rate swap. Hedge ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements:

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair value of the assets or liabilities is determined based on the assumptions that market participant’s use in pricing the financial instrument. In developing those assumptions, the Company identified characteristics that distinguish market participants generally, and considered factors specific to (a) the asset type, (b) the principal (or most advantageous) market for the asset group, and (c) market participants with whom the reporting entity would transact in that market.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates:

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates (continued):

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-16 (“ASU 2009-16”), Transfers and Servicing. ASU 2009-16 provides amendments to Subtopic 860-10 as a result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 provides amendments to Subtopic 810-10 as a result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01 (“ASU 2010-01”), Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). These distributions should be accounted for and included in EPS calculations. The amendments in ASU 2010-01 also provide technical correction to the Accounting Standards Codification. The amendments in this Update are effective for interim and annual periods after December 15, 2009, and should be applied on a retrospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require the following new disclosures:

1.	Transfers in and out of Level 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.	Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than as a net number.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Updates (continued):

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.	Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets or liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.	Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal periods beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08 (“ASU 2010-08”), Technical Corrections to Various Topics. ASU 2010-08 eliminates inconsistencies and outdated provisions and provides the needed clarifications in US generally accepted accounting principles (GAAP). While none of the provisions in this Update fundamentally change US GAAP, certain clarifications made to the guidance on embedded derivatives and hedging may cause a change in the application of the Subtopic and special transition provisions are provided for accounting changes related to that Subtopic. The amendments in this Update are effective for the first reporting period beginning after issuance except for certain amendments made to Topic 815 and the nullification of paragraph 852-740-45-2. The amendments related to the nullification of paragraph 852-740-45-2 should be applied to reorganizations for which the date of reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. With respect to paragraphs 815-15-25-26, 815-15-25-42 and 815-15-55-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2009. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 4— (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Components used in computing (loss) income per share are summarized as follows (in thousands, except share data):

	For the three years ended December 31,
	2009			2008			2007
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Loss	Weighted Average Shares Outstanding	Loss Per Share	Net Income	Weighted Average Shares Outstanding	Income Per Share
Net (loss) income	$(147,498)			$(13,222)			$2,743
Less Preferred stock dividends	(106)			—			—

Net (loss) income available to common shareholders - basic	(147,604)	12,788,450	$(11.54)	(13,222)	12,779,020	$(1.03)	2,743	11,768,529	$0.23
Dilutive effect of stock options outstanding		—	—		—	—		107,927	—
Dilutive effect of warrants outstanding		—	—		—	—		28,740	—

(Loss) income available to common shareholders - diluted	$(147,604)	12,788,450	$(11.54)	$(13,222)	12,779,020	$(1.03)	$2,743	11,905,196	$0.23

Because the Company recorded a net loss for the years ended December 31, 2009 and 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same. At December 31, 2007, there were 260,185 common stock options that were anti-dilutive and therefore not included in the above calculation.

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Number of Shares	539,768	599,371	260,185
Weighted Average Exercise Price	$14.32	$15.07	$21.68
Warrants	213,318	146,371	—
Weighted Average Exercise Price	$7.20	$11.53	$—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 5 – BUSINESS COMBINATIONS

On April 24, 2007, the Company completed the acquisition of Old Florida Bankshares, Inc., (“Old Florida”) in Fort Myers, Florida, by combining the operations of Old Florida’s subsidiary, Old Florida Bank, with the Company’s wholly-owned subsidiary, Bank of Florida – Southwest. The acquisition of Old Florida meets one of our strategic objectives to expand into the adjacent Lee County marketplace. Old Florida shareholders were entitled to receive either 1.7915 shares of the Company’s common stock for each share of Old Florida held, $38.50 per share in cash, or a combination of stock and cash. The Company issued a total of 3,043,282 shares of common stock and cash consideration of approximately $16.3 million representing total consideration of $73.4 million. The Company recorded $52.0 million in intangible assets, of which $1.4 million was allocated to the core deposit intangible. This core deposit intangible is being amortized on a double declining balance basis over ten years. The remaining intangible of $50.6 million was allocated to goodwill.

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

The principal factors considered when valuing the core deposit intangible relating to all acquisitions consists of the following: (1) the rate and maturity structure of the interest bearing liabilities, (2) estimated retention rates for each deposit liability category, (3) the current interest rate environment and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a double declining balance basis over ten years. The remaining intangible of $11.4 million was allocated to goodwill.

The Company recorded acquired net assets of $73.4 million for Old Florida and $21.5 million for Bristol. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, including adjustments (in thousands):

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

December 31, 2009, 2008 and 2007

NOTE 5 – BUSINESS COMBINATIONS (Continued)

During the third quarter of 2009, the Company completed its annual goodwill impairment assessment and as a result of the assessment, goodwill was found to be impaired and was written down to zero. The impairment charge of $62.0 million was recognized as an expense in the third quarter 2009 consolidated statement of operations.

The Company’s results of operations include the operations of Bristol and Old Florida since the acquisition dates. The following table presents unaudited proforma results for the year ended December 31, 2007. Since no consideration is given to operational efficiencies and expanded products and services, the proforma summary information does not necessarily reflect the results of operations as they would have been, if the acquisition had occurred on January 1, for the periods presented (in thousands, except per share amount).

2007
Total revenue	$96,183
Net loss	$(4,747)

Basic loss per share	$(0.37)
Diluted loss per share	$(0.37)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 6—SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

At December 31, 2009
Available for sale securities:
Mortgage-backed securities	$87,547	$41	$(548)	$87,040
U.S. Treasury securities and other U.S. agency obligations	10,598	12	(39)	10,571
Equity securities	508	1	—	509

Total Securities available for sale	$98,653	$54	$(587)	$98,120

Securities held to maturity- Other Bonds	$554	$—	$(18)	$536

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

At December 31, 2008
Available for sale securities:
Mortgage-backed securities	$111,115	$2,932	$(2)	$114,044
U.S. Treasury securities and other U.S. agency obligations	600	15	—	615

Total Securities available for sale	$111,715	$2,947	$(2)	$114,660

Securities held to maturity- Other Bonds	$3,316	$11	$(187)	$3,140

Proceeds from sales of securities available for sale for the years ended December 31, 2009, 2008 and 2007 totaled $175,651,000, $2,528,000 and $16,142,000, respectively. Gains on sale of $4,224,000 and $28,000 were recognized in connection with the securities sales for the years ended December 31, 2009 and 2008, respectively. There were no gains or losses recognized in connection with the 2007 sales.

Due to changes in circumstances, the Company changed its intent to hold certain securities to maturity without calling into question the intent to hold other debt securities to maturity in the future. Proceeds from sales of securities held to maturity for the year ended December 31, 2009 totaled $2,234,000. Gains on sale of $21,000 were recognized in connection with the securities sales for the year ended December 31, 2009.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 6—SECURITIES (Continued)

The composition of the investment securities portfolio reflects the Company’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

There were securities pledged with a market value of $7,718,000 and $79,596,000 as collateral to the Federal Home Loan Bank as of December 31, 2009 and 2008, respectively. There were securities pledged with a market value of $18,078,000, $14,018,000, $13,602,000 and $528,700 to Internal Repurchase agreements, Citigroup Repo, Pacific Coast Bankers Bank and the State of Florida, respectively, as of December 31, 2009.

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

At December 31, 2009, there were thirteen out of thirty securities at a loss position. The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Information pertaining to securities with gross unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Securities available for sale:
Mortgage-backed securities	$(548)	$30,350	$—	$—
U.S. Treasury and other U.S. agency obligations	(39)	5,534	—	—

Total securities available for sale	$(587)	$35,884	$—	$—

Securities held to maturity:
U.S. and political subdivisions	(1)	124	(17)	388

Total securities held to maturity	$(1)	$124	(17)	388

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 6—SECURITIES (Continued)

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. As of December 31, 2009, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (in thousands):

Securities available for sale:	Amortized Cost	Fair Value	Average Yield
Due less than one year	$—	—	—
Due after one through five years	10,098	10,092	1.24%
Due after ten years	500	479	4.07%

Subtotal	10,598	10,571
Mortgage-backed securities	87,547	87,040	3.61%
Equity securities	508	509	1.70%

Totals	$98,653	$98,120

Securities held to maturity:	Amortized Cost	Fair Value	Average Yield
Due less than one year	$25	$25	4.63%
Due after one through five years	—	—	—
Due after five through ten years	125	124	4.00%
Due after ten years	404	387	4.13%

Totals	$554	$536

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 7—LOANS

The composition of the loan portfolio at December 31 is as follows (in thousands):

	2009	2008

Real estate:
Commercial real estate	$625,703	$576,486
Land and construction	216,565	318,607
One-to-four family residential	167,015	163,143
Multi-family	35,522	42,539

Total real estate loans	$1,044,805	$1,100,775

Commercial and industrial loans	112,385	118,883
Lines of credit	45,247	44,681
Consumer loans	11,925	12,646

Total gross loans held for investment	1,214,362	1,276,985
Less: allowance for loan losses	(42,063)	(29,533)
Less: deferred loan fees, net	(1,329)	(1,674)

Total loans held for investment, net	$1,170,970	$1,245,778

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. The following is a summary of information pertaining to nonaccrual loans (in thousands):

	2009	2008

Impaired loans without a valuation allowance	$72,343	$10,545
Impaired loans with a valuation allowance	141,037	73,724

Total impaired loans	$213,380	$84,269

Valuation allowance related to impaired loans	$27,707	$18,554

Total nonaccrual loans	$164,474	$71,853
Loans defined as Troubled Debt Restructuring – accruing	$48,899	$12,416
Total loans ninety days or more past due and still accruing	$7	$—

Total impaired loans	$213,380	$84,269

Total other real estate owned	$14,357	$4,817
Total loans ninety days or more past due and still accruing	$7	$—
Loans defined as Troubled Debt Restructuring	$90,592	$19,372

	2009	2008	2007
Average investment in impaired loans	$142,889	$50,298	$13,714
Interest income recognized on impaired loans	$5,466	$3,842	$916
Income that would have been recognized on nonaccrual loans in accordance with their original terms	$5,880	$3,156	$840
Loans defined as Troubled Debt Restructuring – accruing	$48,899	$12,416	$—
Loans defined as Troubled Debt Restructuring – non accruing	$41,693	$6,956	$—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 7—LOANS (Continued)

There were no outstanding commitments to extend credit related to those loans in nonaccrual status, 90 days or more past due or loans defined as troubled debt restructuring. In certain isolated cases, the Company has executed forbearance agreements whereby the Company will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement.

Of the $92.8 million total undisbursed lines of credit, there was approximately $8,200, or less than 1%, related to nonaccrual loans. Of the $164.5 million in nonaccrual loans, $40.4 million was charged down to net realizable value of the collateral.

At December 31, 2009 the primary source of repayment with respect to $218.0 million of the impaired loans is sale of the related collateral.

The Company had $90.6 million and $19.4 million in loans that would be defined as troubled debt restructuring at December 31, 2009 and 2008, respectively. Of those amounts, $48.9 million and $12.4 million were accruing as of December 31, 2009 and 2008, respectively, as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest only period, reducing the interest rate to give borrower relief, or other modifications of terms that deviate from the original contract. There were no unfunded lines of credit related to any troubled debt restructured loan at December 31, 2009.

With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult. It is likely many of these loans will be extended and may be modified. Management is closely monitoring these loans and believes the allowance for loan losses related to these loans is adequate at December 31, 2009.

The activity in the allowance for loan losses for the years ended December 31 is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$29,533	$14,431	$7,833
Reserves related to acquisition	—	—	2,745
Provision charged to operations	73,670	24,327	4,254
Charge-offs	(61,334)	(9,297)	(438)
Recoveries	194	72	37

Balance at end of year	$42,063	$29,533	$14,431

The composition of net chargeoffs for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

Net Chargeoffs	2009	2008	2007
Real estate:
Commercial real estate	$21,490	$328	$—
Land and construction	28,664	7,344	34
One-to-four family residential	6,728	168	—
Multi-family	233	10	—

Total real estate net chargeoffs	$57,115	$7,850	$34
Commercial and industrial loans	2,834	270	287
Lines of credit	791	1,072	—
Consumer loans	400	33	80

Total net chargeoffs	$61,140	$9,225	$401

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 7—LOANS (Continued)

The composition of the nonperforming loans, which includes nonaccrual loans and loans ninety days or more past due and still accruing, for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Nonperforming loans
Real estate:
Commercial real estate	$60,961	$9,715
Land and construction	70,908	41,481
One-to-four family residential	24,657	17,572
Multi-family	2,764	—

Total real estate nonperforming loans	$159,290	$68,768
Commercial and industrial loans	1,953	1,364
Lines of credit	2,646	1,151
Consumer loans	592	570

Total nonperforming loans	$164,481	$71,853

NOTE 8—PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following (in thousands):

	2009	2008

Land	$6,820	$6,820
Building	10,648	9,989
Leasehold improvements	9,793	9,672
Furniture, fixtures and equipment	6,287	5,926
EDP equipment and software	6,041	5,730
Construction in progress	26	265

Total premises and equipment	39,615	38,402
Less: accumulated depreciation and amortization	(12,333)	(8,901)

Total premises and equipment, net	$27,282	$29,501

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 9—INCOME TAXES

At December 31, 2009, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration dates of the net operating loss carryforwards and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance was recorded at December 31, 2009.

The allocation of federal and state income taxes between current and deferred for the years ending December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Current income taxes (benefit):
Federal	$(320)	$(1,653)	$2,140
State	—	(110)	342

Total current	$(320)	$(1,763)	$2,482

Deferred income taxes (benefit):
Federal	$9,583	$(5,046)	$(552)
State	1,535	(1,024)	(95)

Total deferred	$11,118	$(6,070)	$(647)

Total income taxes (benefit)	$10,798	$(7,833)	$1,835

Income taxes (benefit) differs from the amount of income tax determined by applying the US federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007 due to the following (in thousands):

	2009		2008		2007
Computed taxes (benefit), at statutory rate	$(46,478)	(34.0)%	$(7,159)	(34.0)%	$1,557	34.0%
Increase (decrease) in income taxes resulting from:
Increase in valuation allowance on deferred tax asset	38,775	28.4%	—	—	—	—
State income taxes before valuation allowance, net of Federal tax benefit	(2,761)	(3.6)%	(749)	(3.6)%	163	3.6%
Stock option expense	23	—%	35	0.2%	45	1.0%
Nondeductible meals & entertainment	122	—%	75	0.4%	56	1.2%
Tax exempt life insurance income	(52)	—%	(49)	(0.2)%	(45)	(1.0)%
Goodwill impairment	21,066	15.4%	—	—	—	—
Other disallowed expenses	103	1.7%	14	—%	59	1.3%

Total income taxes (benefit)	$10,798	7.90%	$(7,833)	37.2%	$1,835	40.1%

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 9—INCOME TAXES (Continued)

The components of deferred tax assets and deferred tax liabilities at December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$15,586	$11,067
Net operating loss carryforwards	26,166	3,429
Organizational and startup costs	70	77
Stock-based compensation	519	348
Deferred Compensation	300	196
Unrealized loss on securities available for sale	200	—
Other deferred tax assets	—	2

Deferred tax assets	42,841	15,119

Deferred tax liabilities:
Premises and equipment	(2,190)	(2,338)
Fair market value adjustments	(443)	(440)
Unrealized gain on securities available for sale	—	(1,107)
Unrealized gain on interest-rate swap	(1,183)	(1,917)
Other deferred tax liabilities	(50)	(40)

Deferred tax liabilities	(3,866)	(5,842)

Deferred tax assets, net	38,975	9,277
Valuation allowance	(38,775)	—

Deferred tax assets, net of valuation allowance	$200	$9,277

At December 31, 2009, the Company had Federal and State tax net operating loss carryforwards of approximately $65,931,000 and $69,931,000, respectively, available to offset future taxable income. These loss carryforwards can be deducted against taxable income during the carryforward period. Approximately $57 million of these loss carryforwards expire in 2029, with the others expiring between 2020 and 2028.

The Company has made the determination as of December 31, 2009 that it is “more likely than not” that the temporary differences will not produce a tax benefit when they reverse in the future. Accordingly, the Company has recorded a valuation allowance during the current year to adjust the deferred tax asset.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 10—DEPOSITS

Deposits at December 31 are comprised of the following (in thousands):

	2009	2008
Interest-bearing:
Money market	$292,639	$317,436
NOW	53,762	48,913
Savings	5,825	5,752
Certificates of deposit:
Less than $100,000	473,404	454,209
$100,000 or more	257,721	225,067

Total interest-bearing deposits	1,083,351	1,051,377
Demand (noninterest bearing)	103,967	114,905

Total deposits	$1,187,318	$1,166,282

The maturities on all certificates of deposit as of December 31, 2009 for each of the five successive years are as follows (in thousands):

2010	$363,034
2011	287,046
2012	56,678
2013	14,912
2014	9,205
Thereafter	250

Total	$731,125

The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and their respective maturities as of December 31, 2009 (in thousands):

TIME CERTIFICATES OF DEPOSIT
Three months or less	$58,971
Four – six months	47,456
Seven – 12 months	47,986
Over 12 months	103,308

Total	$257,721

Included in interest expense are $16,563,000, $17,990,000 and $12,288,000, which relates to interest on certificates of deposit of $100,000 or more for 2009, 2008 and 2007, respectively.

The average balance of brokered deposits for 2009 was $281.3 million at an average cost of 3.27% compared to $242.5 million at an average cost of 3.99% for 2008.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 11—SUBORDINATED DEBT AND OTHER BORROWINGS

On October 7, 2005, Bank of Florida—Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2015. Interest is payable quarterly in arrears, commencing December 15, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2009 was 2.20%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida—Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par through December 15, 2010. After that date, Bank of Florida—Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par, irrespective of the occurrence of a “Special Event”. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southeast subsidiary.

On September 30, 2005, Bank of Florida—Southeast, issued $3.0 million in subordinated debt with a maturity of December 15, 2011. Interest is payable quarterly in arrears, at a rate of two and one-half percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2009 was 2.80%. Bank of Florida—Southeast may prepay the debt at its option (and with the approval of its regulators, if necessary), in whole or in part, without penalty, at par after December 15, 2006. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida- Southeast subsidiary.

On August 5, 2005, Bank of Florida—Southwest issued $5.0 million in junior subordinated debt with a maturity of October 7, 2015. Interest is payable quarterly in arrears, commencing October 7, 2005, at a rate of two percent over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2009 was 2.51%. Upon the occurrence and continuation of a Tax Event (a “Special Event”), Bank of Florida—Southwest may prepay the debt at its option (and with the approval of its regulators, if necessary) in whole at a redemption price of 105% of par plus accrued interest during the first five years. The Bank will also have the right to repay this debt security at par, anytime on or after October 7, 2010. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southwest subsidiary.

On April 24, 2007, Bank of Florida—Southwest acquired, from the Old Florida acquisition, $5.0 million in subordinated debt with a maturity of June 30, 2015. Interest is payable quarterly in arrears, beginning June 30, 2005, at a rate of 1.9% over the quarterly adjustable three-month LIBOR rate. The interest rate at December 31, 2009 was 2.51%. After June 30, 2010, the debt may be redeemed at the Bank’s option at any time. The subordinated debt issued qualifies as Tier II capital for regulatory risk-based capital guidelines for the Company and its Bank of Florida—Southwest subsidiary.

As part of Bank of Florida Corporation’s (the “Company”) continuing efforts to conserve capital, on February 17, 2010, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Florida—Southeast adopted a resolution suspending interest and principal payments on its $6 million in subordinated debt.

On February 18, 2010, the Board of Directors of the Company’s wholly-owned subsidiary, Bank of Florida—Southwest adopted a resolution suspending interest and principal payments on its $10 million in subordinated debt.

On March 18, 2008, Bank of Florida—Southwest entered into a $10.0 million reverse repurchase transaction, with a repurchase date of March 18, 2013. Interest is payable quarterly in arrears, beginning June 18, 2008, at a rate of 3.29% minus the maximum of three-month LIBOR rate minus three percent, or zero, with a floor of zero. The interest rate at December 31, 2009 was 3.29%. On March 18, 2011, the purchaser of the securities has the right to terminate the transaction with proper notice. After March 17, 2011, interest is payable at a rate of 3.29%.

On March 18, 2008, Bank of Florida—Southeast entered into a $10.0 million reverse repurchase transaction, with a repurchase date of March 18, 2013. Interest is payable quarterly in arrears, beginning June 18, 2008, at a rate of 3.29% minus the maximum of three-month LIBOR rate minus three percent, or zero, with a floor of zero. The interest rate at December 31, 2009 was 3.29%. On March 18, 2011, the purchaser of the securities has the right to terminate the transaction with proper notice. After March 17, 2011, interest is payable at a rate of 3.29%.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 11—SUBORDINATED DEBT AND OTHER BORROWINGS (Continued)

Pursuant to the Repos, each subsidiary bank sold Citi $10.0 million of securities, subject to their obligation to repurchase such securities at a specific price in 2013. The Repos provide that if either of our subsidiary Banks fails to remain “well capitalized” for regulatory purposes, an event of default will be deemed to have occurred under each of the Repos. We notified Citi that an event of default has occurred and is continuing under each of the Repos, and Citi has reserved all its rights upon an event of default under each Repo.

If Citi exercises its remedies under the Repos, then: (i) our subsidiary Banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks; and (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercises its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected.

During June 2009, the Company established the Corporate Sweep Program. Funds from customers, who participate in the sweep program and whose balances exceed a target balance, will be placed in a repurchase agreement with the Company. Repurchase agreements are collateralized borrowings and are, therefore, not FDIC insured. The Company pledges securities as collateral to secure its obligation to pay the amount due under the repurchase agreement. The client repurchase obligations mature daily and the associated interest rate fluctuates accordingly. As of December 31, 2009, the Company had $12.7 million in funding through client repurchase agreements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 12—FEDERAL HOME LOAN BANK ADVANCES

Borrowings from the FHLB may be either on a fixed or variable rate basis. These borrowings are collateralized by $118.5 million in assets consisting of $7.7 million of investment securities and a blanket lien on one-to-four family residential loans, home equity lines of credit/second mortgages, multifamily dwellings and commercial real estate as of December 31, 2009. At December 31, 2009 and 2008, the Company had an unused credit line with the FHLB of $0 million and $125.5 million, respectively. The following table provides the amount, interest rate and maturity of outstanding FHLB advances at December 31, 2009 and 2008, respectively (in thousands):

	At December 31, 2009		At December 31, 2008
	Amount	Rate	Amount	Rate
Variable Rate, Daily maturity	$—	—%	$34,000.46%
Fixed Rate; Matures 3/16/2010	25,000	2.87	25,000	2.87
Fixed Rate; Matures 10/30/2011	257	1.50	274	1.50
Variable Rate; Matures 3/9/2012[2]	10,000	4.29	10,000	4.29
Variable Rate; Matures 3/19/2012[3]	10,000	4.29	10,000	4.29
Variable Rate; Matures 5/23/2012[4]	5,000	4.61	5,000	4.61
Variable Rate; Matures 6/1/2012	7,000	4.56	7,000	4.56
Variable Rate; Matures 7/19/2012[5]	10,000	4.78	10,000	4.78
Variable Rate; Matures 7/19/2012[6]	5,000	4.63	5,000	4.63
Variable Rate; Matures 6/10/2013[7]	7,000	4.19	7,000	4.19
Variable Rate; Matures 6/10/2013[8]	19,000	4.28	19,000	4.28
Fixed Rate; Matures 12/2/2013	10,200	3.44	10,200	3.44
Variable Rate; Matures 5/15/2017[9]	5,000	4.09	5,000	4.09
Variable Rate; Matures 7/19/2017[10]	5,000	4.41	5,000	4.41

Total FHLB Advances	$118,457	3.98%	$152,474	3.20%

[2]	Advance includes a one time call option on March 9, 2010
[3]	Advance includes a one time call option on March 19, 2010
[4]	Advance includes a one time call option on February 23, 2010
[5]	Advance includes a one time call option on January 19, 2010
[6]	Advance includes a one time call option on January 19, 2010
[7]	Advance includes a one time call option on March 10, 2010
[8]	Advance includes a one time call option on March 10, 2010
[9]	Advance includes a one time call option on February 16, 2010
[10]	Advance includes a one time call option on January 19, 2010

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative instruments are generally either negotiated over the counter contracts or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

As of September 30, 2009, the interest rate swap was terminated because the forecasted transaction was no longer probable. The resulting gain is recognized over the remaining life of the interest rate swap. Hedge ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Operation. For the year ended December 31, 2009 ineffectiveness on cash flow hedges was approximately $480,000. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings. As of December 31, 2009, $767,000 in net deferred gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

At December 31, 2008 and 2007, the unrealized gain relating to the use of interest rate swaps was recorded in derivate assets.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company has entered into operating lease agreements for certain bank offices, which expire on various dates through 2023. In addition, the Company has operating leases for office equipment, which expire on various dates through 2015. Certain of these leases require the payment of common area maintenance expenses and may also include renewal options. Rent expense was $4,287,000, $4,061,000, and $3,262,000 for 2009, 2008 and 2007, respectively.

Future minimum lease commitments, as of December 31, 2009 are as follows (in thousands):

Year ending December 31st:
2010	$4,122
2011	4,134
2012	4,248
2013	4,337
2014	4,178
Thereafter	27,834

Total minimum payments required	$48,853

The Company entered into a Master Software License and Maintenance Agreement with Jack Henry and Associates (“Jack Henry”) for data processing services on March 16, 2007. This agreement has a six year term. Data Processing expense paid to Jack Henry was $1,099,000, $1,072,000 and $403,000 for 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had available $98.4 million in lines of credit with financial institutions. The Company’s banking subsidiaries are members of the Federal Home Loan Bank and at this time do not have any further borrowing capacity. Please refer to “Note 12—Federal Home Loan Bank Advances” of the “Notes to the Consolidated Financial Statements” for further information on these borrowings.

From time-to-time, we are involved in litigation arising in the ordinary course of our business. The Company believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our consolidated financial condition or results of operations.

NOTE 15—BENEFIT PLANS

401(K) Retirement Plan – The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute a percentage of their pay. The Company temporarily discontinued making matching contributions in 2009. Prior to this discontinuance, the Company made matching contributions to the Plan on behalf of eligible employees equal to 50% of the first 8% of the employees’ contributions. The Company contributed to the Plan in the amounts of $308,000, $346,000 and $454,000 during 2009, 2008 and 2007, respectively. Employees who have completed at least three months of service and have attained age 21 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee’s account. Company contributions, if made, become 20% vested when an employee has completed 1 year of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed 5 years of service.

2004 Salary Continuation Plan – The Company maintains a Salary Continuation Plan (the “SERP”) to provide supplemental income for the Company’s Chief Executive Officer after his retirement. The SERP, which is

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 15—BENEFIT PLANS (Continued)

unfunded, is structured such that each participant is scheduled to receive specified levels of salary continuation income after the retirement age of 65 for a certain number of years. In the event the participant leaves the employment of the Company before retirement, only the benefits vested through that date will be payable to the executive. The SERP originally provided for cliff vesting (50% vested) after five years from its effective date and for 100% vesting in the event of a change in control of the Company. On November 19, 2008, after extended consultations with its compensation consultants and outside counsel, and in recognition of the Chief Executive Officer’s longer than ten years of service to the Company, the Company revised the vesting schedule so that the Chief Executive Officer’s SERP benefit became 75% vested, with three years now remaining for full vesting. The Company had approximately $493,000 and $371,000 accrued at December 31, 2009 and 2008, respectively, towards the SERP, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company has also purchased bank-owned life insurance (“BOLI”) policies on the Chief Executive Officer and a previous SERP participant. BOLI is recorded at the amounts to be realized under the insurance contracts, which represent the amounts contributed to the cash surrender value of the policies. The Company recognizes revenue from the investment returns from the BOLI and compensation expense for the amounts accrued toward a specific participant’s retirement fund. Revenue earned from the BOLI amounted to $153,000, $143,000 and $134,000 during the years ended December 31, 2009, 2008 and 2007 respectively. Such revenue is included in other income in the accompanying consolidated statements of operations. The Company recognized net earnings of $31,000, $39,000 and $41,000, consisting of earnings on bank-owned life insurance policies, net of compensation expenses accrued in connection with the SERP, during 2009, 2008 and 2007, respectively.

Deferred Compensation Plan – On December 15, 2008, the Company established a Deferred Compensation Plan (“Deferred Plan”) to provide supplemental income for certain senior executive officers, excluding the Chief Executive Officer. The purpose of the Deferred Plan is to serve as a retention mechanism for key executives identified by the Chief Executive Officer in consultation with the Compensation Committee as being necessary to implement the Company’s long-term objectives. The Deferred Plan, which became effective January 1, 2008, is unfunded and is structured such that each participant is scheduled to receive supplemental income for a certain number of years after the retirement age of 65 as determined by the Company, but not to exceed 50% of the executive’s base salary, increased by not more than 2% each year following the first day in January of the year in which an individual commences participation in the Deferred Plan. The Deferred Plan provides for cliff vesting over the first five years after the effective date. Prior to the fifth anniversary of entry into the Deferred Plan, a participant will not be entitled to any retirement benefits under the Deferred Plan, unless there is a change in control of the Company at which time the participant will become 100% vested. Currently, there are three participants in the Deferred Plan. The Company had approximately $306,000 and $151,000 accrued for Deferred Plan benefits in 2009 and 2008, respectively.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 16—RELATED PARTY TRANSACTIONS

The Banks have granted loans to executive officers and directors of the Banks, Bank of Florida Trust Company, and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans is as follows (in thousands):

	2009	2008
Loan balances at beginning of year	$83,830	$41,753
New loans	29,353	27,302
Advances (Repayments), net	(7,561)	14,775
Adjustments for changes in executive officers and directors	(33,290)	—

Loan balances at end of year	$72,332	$83,830

The Banks also accept deposits from employees, officers and directors of the Banks and the Company and from affiliates of such officers and directors. The deposits are accepted on substantially the same terms as those of other depositors and totaled $37.8 million as of December 31, 2009.

The Company engaged Centuric, LLC of Ft. Lauderdale, Florida, to manage the Information Technology functions of the Company and the Banks. This service primarily includes the purchase of computer hardware and software, telephones, network management services and disaster recovery. Ramon A. Rodriguez, a director of Bank of Florida Corporation, is a member of Centuric Group, LLC, the parent company of Centuric, LLC. Centuric, LLC is a consulting and outsourcing firm specializing in system integration, network management and security, disaster recovery and business contingency planning. The Company paid Centuric, LLC approximately $630,000, $1,112,000 and $1,861,000 in 2009, 2008, and 2007, respectively. Of the $630,000 and $1,112,000 paid to Centuric, LLC in 2009 and 2008, respectively, $40,100 and $314,300 was for the purchase of computer equipment and software, including set-up fees.

In 2002, the Company entered into a lease for a banking facility and office space located at 1185 Immokalee Road, Naples, Florida owned by Citizens Reserve, LLC until being sold to Naples 9, LLC, an unrelated entity, in May of 2008. Citizens Reserve, LLC is principally owned by several directors of the Company. The Company paid Citizens Reserve, LLC $369,000 and $1,100,000 in 2008 and 2007, respectively.

Bank of Florida – Southwest leases a banking facility in Bonita Springs, Florida from Brooks Landing, LLC. Brooks Landing, LLC is owned in part by directors Donald R. Barber, John B. James, and LaVonne Johnson. Monthly lease payments as of December 31, 2009 were $18,700. The lease will expire in 2023.

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

Bank of Florida – Southeast leases the downtown Ft. Lauderdale facility from 200 Brickell Associates, Ltd., of which Terry W. Stiles, a director of Bank of Florida Corporation, is a partner. The lease commenced November 2007. The monthly lease payment as of December 2009 was $73,000.

On August 8, 2007, Bank of Florida – Southeast signed a binding lease agreement for the new branch facility in Coral Gables. The lease commenced April 2008 with 2521 Marathon, LLC, of which Terry W. Stiles, a director of Bank of Florida Corporation, is a partner. The monthly lease payment as of December 2009 was $29,000.

Bank of Florida – Tampa Bay sublet office space to Medi-Weight Loss Clinics. The Company received $5,600 in sublease income during 2009. Edward Kaloust, a director of Bank of Florida Corporation, is a managing member of Medi-Weight Loss Clinics. The sublease agreements with Medi-Weight Loss Clinics terminated January 31, 2009.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 17—STOCKHOLDERS’ EQUITY

During June 2009, the Company authorized the issuance and sale of up to 520 shares of Series B Preferred Stock, to accredited investors only. The Company issued 172 units of the Series B Preferred Stock for consideration of $4,300,000 at an offering price of $25,000 per unit. Each unit consists of one share of Series B Preferred Stock and one warrant to purchase shares of common stock.

The Preferred Stock is perpetual and nonvoting. Each share has a liquidation preference of $25,000 and pays a quarterly dividend of $625 per share, payable in arrears. Preferred stock dividends of $105,900 were paid to the preferred stock shareholders in October. If the Company conducts any offering for sale of any newly issued securities, the holders of Preferred Stock shall have the right to acquire such newly issued securities as part of such offering by converting shares of Preferred Stock into the offered securities. In any such conversion, each converted share of Preferred Stock shall be converted into an amount of securities with an offering price of $25,000. If the Company conducts an offering that results in proceeds of at least $30,000,000 prior to January 1, 2011, and a holder elects to not convert the holder’s shares of Preferred Stock in the offering, or if a change in control of the Company occurs, the Company will be obligated to redeem such shares of Preferred Stock at $25,000 per share. If such an offering is not completed by January 1, 2011, the Company shall have the right to redeem the shares of Preferred Stock at any time thereafter for $25,000 per share.

Each warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The warrants are nontransferable. The fair value of the warrants was reclassified from preferred stock to additional paid-in capital.

As of December 31, 2009, the Company’s Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratio were 2.41%, 2.94% and 5.33%, respectively.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 18—STOCK-BASED COMPENSATION

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

The exercise price of the stock options may not be less than the fair market value of common stock on the date the option is granted. The Plan provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At December 31, 2009, there were 463,268 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense was approximately $237,000, $273,000 and $292,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $0 and $296,000, respectively. As of December 31, 2009 and 2008, the Company had 92,530 and 131,573 nonvested options outstanding and there was $554,000 and $881,000 of total unrecognized compensation cost related to these nonvested options, respectively. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 15, 2013.

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

The per share weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $3.29, $5.32, and $11.04, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected dividend yield	0.00%	0.00%	0.00%

Expected volatility	124.20%	67.35%	48.03%

Risk free interest rate	3.09%	3.29%	4.64%

Expected life	7 years	7 years	7 years

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 18—STOCK-BASED COMPENSATION (Continued)

Stock option activity during the periods indicated was as follows:

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance, December 31, 2006	667,197	$15.40
Granted	90,150	19.22
Exercised	(65,437)	13.06
Forfeited	(90,782)	19.80

Balance December 31, 2007	601,128	$15.60
Granted	76,800	8.12
Forfeited	(60,257)	15.15

Balance, December 31, 2008	617,671	$14.71
Granted	38,414	3.03
Forfeited	(116,317)	13.27

Balance, December 31, 2009	539,768	$14.19	4.9 years	$—

Exercisable, December 31, 2009	447,238	$14.49	4.3 years	$—

The Company granted restricted stock for 176,500 shares to senior officers as of March 16, 2009. The stock may vest in installments or in total upon satisfaction of the stipulated conditions. If the conditions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. All shares of restricted stock will be held by the Company until the conditions are satisfied. The grants are divided into the following three categories: restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years and upon the Company’s achieving certain performance goals (63,000 shares) and restricted shares vesting over five years (82,000 shares). The Company also granted 21,378 shares of restricted stock, at $3.46 per share and which vested immediately, to certain members of the Board of Directors of the Company and its subsidiaries. There were 168,500 nonvested shares of restricted stock as of December 31, 2009 and 8,000 shares of restricted stock were forfeited upon the cessation of one officer’s employment. Compensation expense totaling $270,000 was recognized for the year ended December 31, 2009 in connection with restricted stock.

In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase 113,330 shares of common stock at an exercise price of $10 per share. These warrants were fully vested as of December 31, 2005 and expired on August 24, 2009.

In connection with the opening of a branch of the Bank of Florida - Southeast, in the Palm Beach area of Florida, the Company granted to Advisory Board members warrants to purchase 40,000 shares of common stock at an exercise price of $12.50 per share. The warrants vest in equal increments of 20% commencing on the date operations commenced (October 4, 2004) and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $12.50 per share beginning on the commencement date and expired on October 4, 2009. Compensation expense totaling $12,000, $5,000 and $38,000 was recognized during 2009, 2008 and 2007, respectively, in connection with these warrants. In addition, compensation expense totaling $1,000, $8,000 and $20,000 was recognized during 2009, 2008 and 2007, respectively, in connection with certain stock options which were also granted to these Advisory Board members during 2004.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 18—STOCK-BASED COMPENSATION (Continued)

As a result of the acquisition of Bank of Florida–Tampa Bay, the Company named certain individuals of an investor group as directors of Bank of Florida–Tampa Bay. These directors were awarded warrants to purchase 85,333 shares of common stock at an exercise price of $12.50. Twenty percent of the warrants became exercisable on the date that the bank opened for business (November 5, 2004), and twenty percent was scheduled to become exercisable on each of the four succeeding anniversaries of that date. The vesting period on these warrants was accelerated in December 2005. All of the warrants expired on November 5, 2009.

In connection with the issuance of Series B Preferred Stock, a total of 124,852 warrants were granted in 2009. Each warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The warrants are nontransferable.

At December 31, 2009 and December 31, 2008 warrants to purchase 124,852 and 145,131 common shares, respectively, at an average exercise price of $3.44 and $11.52, respectively, were outstanding. Of that amount, 124,852 and 136,377, respectively, were fully vested at December 31, 2009 and 2008, respectively. If, at any time, the holders of these warrants cease to serve as a director of the Company or a Company subsidiary, or an Advisory Board member, the warrants immediately expire. The following table summarizes information about the stock warrants outstanding for the periods indicated:

	WARRANTS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE
Balance, December 31, 2006	241,879	$11.06
Exercised	(95,148)	10.33

Balance December 31, 2007	146,731	$11.53
Expired	(1,600)	12.50

Balance December 31, 2008	145,131	$11.52
Granted	124,852	3.44
Forfeited	(145,131)	11.52

Balance December 31, 2009	124,852	$3.44

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 19—REGULATORY MATTERS

All of the Banks are Florida-chartered banks and are regulated and supervised by the Florida Office of Financial Regulation (the “OFR”). As Florida-chartered banks, they are also subject to Florida statutes regarding payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required for dividend payments if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained income (net income less any dividends paid) for that year and its retained income for the preceding two years. The Banks are currently precluded from approving any dividends.

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

At December 31 actual capital levels and minimum required levels were as follows (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk-weighted assets)
Consolidated	$64,825	5.33%	$97,294	8.00%	$—	N/A
Bank of Florida – Southwest	17,026	2.99%	45,626	8.00%	57,032	10.00%
Bank of Florida – Southeast	28,727	6.47%	35,546	8.00%	44,433	10.00%
Bank of Florida – Tampa Bay	9,190	4.37%	16,817	8.00%	21,022	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$35,761	2.94%	$48,647	4.00%	$—	N/A
Bank of Florida – Southwest	8,513	1.49%	22,813	4.00%	34,219	6.00%
Bank of Florida – Southeast	19,497	4.39%	17,773	4.00%	26,660	6.00%
Bank of Florida – Tampa Bay	6,495	3.09%	8,409	4.00%	12,613	6.00%
Tier 1 leverage (to average assets) – leverage ratio
Consolidated	$35,761	2.41%	$59,380	4.00%	$—	N/A
Bank of Florida – Southwest	8,513	1.24%	27,548	4.00%	34,435	5.00%
Bank of Florida – Southeast	19,497	3.44%	22,673	4.00%	28,341	5.00%
Bank of Florida – Tampa Bay	6,495	2.66%	9,776	4.00%	12,220	5.00%

2008
Total capital (to risk-weighted assets)
Consolidated	$145,436	11.12%	$104,647	8.00%	$—	N/A
Bank of Florida – Southwest	63,695	10.35%	49,214	8.00%	61,517	10.00%
Bank of Florida – Southeast	46,810	10.15%	36,892	8.00%	46,115	10.00%
Bank of Florida – Tampa Bay	22,814	10.12%	18,041	8.00%	22,552	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	$112,998	8.64%	$52,323	4.00%	$—	N/A
Bank of Florida – Southwest	45,905	7.46%	24,607	4.00%	36,910	6.00%
Bank of Florida – Southeast	35,015	7.59%	18,446	4.00%	27,669	6.00%
Bank of Florida – Tampa Bay	19,961	8.85%	9,021	4.00%	13,531	6.00%
Tier 1 leverage (to average assets) – leverage ratio
Consolidated	$112,998	7.86%	$57,520	4.00%	$—	N/A
Bank of Florida – Southwest	45,905	6.61%	27,774	4.00%	34,717	5.00%
Bank of Florida – Southeast	35,015	6.84%	20,477	4.00%	25,596	5.00%
Bank of Florida – Tampa Bay	19,961	8.08%	9,887	4.00%	12,359	5.00%

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 19—REGULATORY MATTERS (Continued)

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

At December 31, 2009, our consolidated Tier 1 leverage capital ratio was 2.41%, our consolidated total risk based capital ratio was 5.33% and our consolidated Tier 1 risk based capital ratio was 2.94%. These ratios have caused the Company to be considered “under capitalized.” In addition, each of our subsidiary banks is considered to be “under capitalized” as of December 31, 2009. Continued losses will cause these capital ratios to fall further. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception.

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

The board of directors of each of our subsidiary Banks agreed to the following provisions in the applicable Corrective Resolutions:

•

Ensure that each subsidiary Bank remains “well capitalized” at all times. Prepare and submit a capital plan to the OFR and the FDIC to achieve, by December 31, 2009, a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to achieve by June 30, 2010, a total risk-based capital ratio of at least 12%.

•

Prepare and submit a written risk reduction plan to reduce, in the aggregate, the balance of assets classified as “Substandard,” “Doubtful” or “Loss” according to a specific schedule for each subsidiary Bank.

•

Direct management to systematically reduce the subsidiary Bank’s concentration in high-risk commercial real estate loans, which include land, non-owner occupied commercial construction, and residential construction loans.

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

December 31, 2009, 2008 and 2007

NOTE 19—REGULATORY MATTERS (Continued)

•	Notify the OFR and the FDIC in writing when the subsidiary Bank proposes to add any individual to its board of directors or employ any individual as an executive officer.

•

Furnish quarterly progress reports to the FDIC and the OFR along with a report detailing the subsidiary Bank’s actual performance compared with the strategic plan and budget presented at each regular board meeting.

•	Refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the subsidiary Bank that has been charged off or classified.

We believe our subsidiary Banks are in compliance with the Corrective Resolutions except that the subsidiary Banks were not considered “well capitalized” as of December 31, 2009. Furthermore, we will not be in compliance with the capital requirements that will be effective as of June 30, 2010 until and unless we raise additional capital.

FDIC Actions

Based upon the financial condition of our subsidiary Banks, and subsequent correspondence with the FDIC, the FDIC has informed us that: (1) each of the subsidiary Banks must notify the FDIC and the OFR before adding or replacing a member of their respective boards of directors or employing any person (including any existing employee) as a senior executive officer, and (2) the subsidiary Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties. In addition, based on the subsidiary Banks’ financial condition late in the third quarter, including additional internally classified loans, non-performing assets, capital level and earnings performance, we understand that the FDIC plans to pursue and implement formal enforcement actions with respect to our subsidiary Banks in the form of consent orders (“FDIC Orders”). We currently expect the FDIC Orders will focus on the areas addressed by our existing Corrective Resolutions: to raise and maintain certain capital ratios, to improve asset quality, to reduce non-core funding dependence, and to reduce our commercial real estate loan concentrations, although the scope and terms of any FDIC Orders or any other action that the FDIC may take is unknown.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 20—OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the normal course of business, the Company uses various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Company’s balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. At December 31, 2009, these standby letters of credit are secured by real estate with a fair value of $885,000, Lines of Credit totaling $325,000 and $1.4 million in Money Market and Certificates of Deposits maintained by the Company. The remaining $1.2 million is unsecured.

The Company’s exposure to off-balance sheet financial risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	Contract Amount
	2009	2008

Unfunded commitments under lines of credit	$92,794	$160,864
Standby letters of credit	3,819	2,298
Commitments to extend credit	7,980	8,483

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 21—FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

Loans: Loans with no significant change in credit risk and with rates that are repriced in coordination with movements in market rates were valued at carrying amounts. The fair value of other loans is estimated by discounting scheduled cash flows to maturity using current market rates at which loans with similar terms would be made to borrowers of similar credit quality. Appropriate adjustments were made to reflect probable credit losses. Impaired loans are valued at the net realizable value of the collateral or the present value of the cash flows.

Restricted securities: The carrying value of restricted securities, including Federal Home Loan Bank stock, approximates fair value since there is no active market for such investments.

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

Subordinated debt: The fair value of this variable rate debt was previously estimated by discounting future cash flows using rates currently offered for instruments of similar remaining maturities. However, due to current market conditions, the fair value is calculated using a premium over LIBOR.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 21—FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following tables present the estimates of fair value of financial instruments as of December 31 (in thousands):

	2009
	CARRYING AMOUNT	ESTIMATED FAIR VALUE

Financial assets:
Cash and cash equivalents	$68,667	$68,667
Securities held to maturity	554	536
Securities available for sale	98,120	98,120
Loans, net	1,170,970	1,150,690
Restricted securities	8,643	8,643
Accrued interest receivable	4,805	4,805
Cash surrender value of life insurance	3,679	3,679
Financial liabilities:
Deposits	1,187,318	1,199,259
Subordinated debt	16,000	10,698
Other borrowings	32,681	34,087
Federal Home Loan Bank advances	118,457	125,081
Accrued interest payable	2,045	2,045

	2008
	CARRYING AMOUNT	ESTIMATED FAIR VALUE

Financial assets:
Cash and cash equivalents	$47,938	$47,938
Securities held to maturity	3,316	3,140
Securities available for sale	114,660	114,660
Net loans held for investment	1,245,778	1,242,767
Restricted securities	9,246	9,246
Accrued interest receivable	4,990	4,990
Cash surrender value of life insurance	3,526	3,526
Interest-rate swap	5,098	5,098
Financial liabilities:
Deposits	1,166,282	1,161,130
Subordinated debt	16,000	15,923
Other borrowings	20,000	21,844
Federal Home Loan Bank advances	152,474	159,674
Accrued interest payable	2,286	2,286

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 21— FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The following tables set forth the Company’s assets that are measured at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at December 31, 2009
	Fair Value Measurements 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Available for sale debt securities
Mortgage backed securities	$87,040	$45,414	$41,626	$—
U.S Treasury and other U.S agency obligations	10,571	5,112	5,459	—

Total available for sale debt securities	$97,611	$50,526	$47,085	$—

Available for sale equity securities
Other	$509	$—	$509	$—

Total available for sale equity securities	$509	$—	$509	$—

Securities available for sale	$98,120	$50,526	$47,594	$—

		Fair Value Measurements at December 31, 2008
	Fair Value Measurements 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Securities available for sale	$114,660	$—	$114,660	$—
Derivative Assets	5,098	—	5,098	—

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 21—FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

During the years ended December 31, 2009 and 2008, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. impaired loans). For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at year end, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2009 and 2008 (in thousands):

		Carrying value at December 31, 2009
	Carrying Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Impaired Loans	$178,820	—	$48,086	$130,734
Other real estate owned	$14,357	—	—	$14,357

		Carrying value at December 31, 2008
	Carrying Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description

Impaired Loans	$74,149	—	$18,930	$55,219

Impaired loans had a carrying amount of $213,380,000 with a valuation allowance of $27,707,000 at December 31, 2009. Included in this balance were impaired loans with a carrying value of $37,800,000 at December 31, 2009 that were measured for impairment and had fair value in excess of carrying value.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 22—CONDENSED FINANCIAL INFORMATION

The condensed financial information of Bank of Florida Corporation (parent company only) as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, is as follows (in thousands):

BALANCE SHEETS

	December 31
	2009	2008
Assets:
Cash and due from banks	$2,168	$2,699
Investment in subsidiaries	41,575	180,667
Premises and equipment	1,225	3,770
Other assets	117	5,225

TOTAL ASSETS	$45,085	$192,361

Liabilities:
Accrued expenses and other liabilities	$1,249	$2,382

TOTAL STOCKHOLDERS’ EQUITY	43,836	189,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,085	$192,361

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	2009	2008	2007
Income:
Interest on investment securities and other	$16	$152	$495
Holding Company service fee income	—	—	6,837

TOTAL INCOME	16	152	7,332

Expenses:
Salaries and employee benefits	1,653	1,587	6,497
Occupancy	501	537	1,504
General operating	2,230	1,764	3,104

TOTAL EXPENSES	4,384	3,888	11,105

(Loss) from operations before income tax benefit and equity in undistributed net (loss) income of subsidiaries	(4,368)	(3,736)	(3,773)
Income taxes (benefit)	416	(1,325)	(1,348)

(Loss) before equity in undistributed net (loss) income of subsidiaries	(4,784)	(2,411)	(2,425)
Equity in undistributed net (loss) income of subsidiaries	(142,714)	(10,811)	5,168

NET (LOSS) INCOME	(147,498)	(13,222)	2,743
Accumulated deficit:
Beginning of year	(15,030)	(1,808)	(4,551)
Dividends paid on preferred stock	(106)
End of year	$(162,634)	$(15,030)	$(1,808)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008 and 2007

NOTE 22—CONDENSED FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(147,498)	$(13,222)	$2,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed net loss (income) of subsidiaries	142,714	10,811	(5,168)
Loss on sale of assets	163	—	—
Depreciation and amortization	229	192	510
Stock compensation expense	520	286	350
(Increase) decrease in other assets	4,878	(2,909)	(874)
Increase (decrease) in accrued expenses and other liabilities	(1,105)	1,633	450

NET CASH USED IN OPERATING ACTIVITIES	(99)	(3,209)	(1,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary Banks	(4,602)	(1,090)	(24,709)
Purchase of premises and equipment	(24)	(16)	(6,157)

NET CASH USED IN INVESTING ACTIVITIES	(4,626)	(1,106)	(30,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Series B preferred stock	4,300	—	—
Dividends on preferred stock	(106)
Tax benefit from stock options exercised	—	—	397
Exercise of stock options	—	—	1,442

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,194	—	1,839

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(531)	(4,315)	(31,016)

Cash and cash equivalents:
Beginning of year	2,699	7,014	38,030

End of year	$2,168	$2,699	$7,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash Transactions:
Transfer of premises and equipment to subsidiary	$2,340	2,496	—
Transfer of prepaid assets to subsidiary	30	—	—
Transfer of deposit assets to subsidiary	113	—	—
Transfer of securities from subsidiary	87	—	—

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Date: March 5, 2010	By:	/S/ MICHAEL L. MCMULLAN
Michael L. McMullan
Principal Executive Officer

Date: March 5, 2010	By:	/S/ TRACY L. KEEGAN
Tracy Keegan
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL L. MCMULLAN	President, Chief Executive Officer, Principal Executive Officer, Director
Michael L. McMullan		March 5, 2010

/S/ DONALD R . BARBER
Donald R. Barber	Director	March 5, 2010

/S/ JOE B. COX
Joe B. Cox	Director	March 5, 2010

/S/ BRADFORD DOUGLAS
Bradford Douglas	Director	March 5, 2010

/S/ JOHN B. JAMES
John B. James	Director	March 5, 2010

/S/ EDWARD KALOUST
Edward Kaloust	Director	March 5, 2010

/S/ LAVONNE JOHNSON
LaVonne Johnson	Director	March 5, 2010

/S/ EDWARD MORTON
Edward Morton	Director	March 5, 2010
/S/ MICHAEL T. PUTZIGER Michael T. Putziger	Director	March 5, 2010

Signature	Title	Date

/S/ RAMON RODRIGUEZ
Ramon A. Rodriguez	Director	March 5, 2010

/S/ TERRY W. STILES
Terry W. Stiles	Director	March 5, 2010