Form 10-Q
period 2010-03-31
BANK OF FLORIDA CORP
filed 2010-05-17
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of the Registrant’s common stock, as of April 30, 2010 was 12,957,898 shares of $.01 par value common stock.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(In Thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$8,839	$10,161
Interest-bearing deposits due from other banks	172,010	58,506

Total cash and cash equivalents	180,849	68,667

Securities held to maturity	536	554
Securities available for sale	127,837	98,120

Loans	1,147,079	1,213,033
Less: Allowance for loan losses	46,147	42,063

Net loans	1,100,932	1,170,970

Restricted securities, at cost	8,643	8,643
Premises and equipment	26,873	27,282
Accrued interest receivable	4,925	4,805
Cash surrender value of life insurance	3,712	3,679
Deferred tax asset, net	—	200
Other real estate owned, net	18,323	14,357
Intangible assets, net	—	2,471
Other assets	3,446	2,595

TOTAL ASSETS	$1,476,076	$1,402,343

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Deposits	$1,310,021	$1,187,318
Subordinated debt	16,000	16,000
Other borrowings	32,928	32,681
Federal Home Loan Bank advances	118,453	118,457
Accrued interest payable	2,092	2,045
Accrued expenses and other liabilities	2,348	2,006

TOTAL LIABILITIES	1,481,842	1,358,507

Stockholders’ Equity/(Deficit):
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Series B Preferred stock, par value $.01 per share, 520 shares designated, 172 and 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,971	3,971
Undesignated Preferred stock, par value $.01 per share, 9,949,480 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, par value $.01 per share, 100,000,000 shares authorized, 12,957,898 and 12,968,898 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	130	130
Additional paid-in capital	201,185	201,173
Restricted stock, 115,600 and 168,500 shares at March 31, 2010 and December 31, 2009, respectively	(355)	(436)
Accumulated deficit	(210,842)	(162,634)
Accumulated other comprehensive income	145	1,632

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(5,766)	43,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$1,476,076	$1,402,343

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(In Thousands, except share data, unaudited)

	Three-months ended March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$14,811	$17,299
Interest on securities and other	1,093	1,492
Interest on federal funds sold	—	2

TOTAL INTEREST INCOME	15,904	18,793

INTEREST EXPENSE
Interest on deposits	6,514	7,686
Interest on subordinated debt	(4)	147
Interest on Federal Home Loan Bank advances and other	1,366	1,365

TOTAL INTEREST EXPENSE	7,876	9,198

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,028	9,595

PROVISION FOR LOAN LOSSES	43,077	6,693

NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR LOAN LOSSES	(35,049)	2,902

NONINTEREST INCOME
Service charges and other income	3,506	472
Trust fees	525	654
Gain (loss) on securities, net	(1,113)	—
Gain (loss) on sale of assets, net	(267)	29

TOTAL NONINTEREST INCOME	2,651	1,155

NONINTEREST EXPENSES
Salaries and employee benefits	4,619	5,211
Occupancy	1,799	1,769
Equipment rental, depreciation and maintenance	751	837
Data processing	682	585
Stationary, postage and office supplies	153	154
Professional fees	853	483
Advertising, marketing and public relations	187	219
Other real estate owned and repossession expense	1,416	337
Intangible impairment	2,471	—
Other	1,695	1,436

TOTAL NONINTEREST EXPENSES	14,626	11,031

LOSS BEFORE INCOME TAXES (BENEFIT)	(47,024)	(6,974)
Income taxes (benefit)	1,184	(2,601)

NET LOSS	$(48,208)	$(4,373)

NET LOSS PER SHARE: BASIC	$(3.76)	$(0.34)

NET LOSS PER SHARE: DILUTED	$(3.76)	$(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC	12,807,847	12,779,020

WEIGHTED AVERAGE SHARES OUTSTANDING: DILUTED	12,807,847	12,779,020

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

For the Year Ended December 31, 2009 and the Three-Months Ended March 31, 2010 (Unaudited)

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Restricted	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2008	—	$—	12,779,020	$128	$199,862	—	$(15,030)	$5,019	$189,979

Net loss	—	—	—	—	—	—	(147,498)	—	(147,498)

Preferred stock issued	172	3,971	—	—	329	—	—	—	4,300

Common stock issued	—	—	189,878	2	704	(706)	—	—	—
Paid-in-capital from stock compensation expense	—	—	—	—	250	270	—	—	520
Tax benefit from stock options exercised	—	—	—	—	28	—	—	—	28
Dividends on Series B preferred stock	—	—	—	—	—	—	(106)	—	(106)
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	—	(1,217)	(1,217)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(2,170)	(2,170)

Balance, December 31, 2009	172	$3,971	12,968,898	$130	$201,173	$(436)	$(162,634)	$1,632	$43,836

Net loss	—	—	—	—	—	—	(48,208)	—	(48,208)

Common stock forfeited	—	—	(11,000)	—	(41)	41	—	—	—
Paid-in-capital from stock compensation expense	—	—	—	—	53	40	—	—	93
Recognition of ineffective portion of interest rate swap, net of tax	—	—	—	—	—	—	—	(1,964)	(1,964)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	477	477

Balance, March 31, 2010	172	$3,971	12,957,898	$130	$201,185	$(355)	$(210,842)	$145	$(5,766)

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended March 31,
	2010	2009
Net loss	$(48,208)	$(4,373)

Other comprehensive income:

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the year, net of income taxes (benefit) of ($130) in 2010 and $388 in 2009, respectively	(217)	644

Reclassification adjustment for losses realized in net loss:
Reclassification adjustment for losses realized in net loss, net of income taxes (benefit) of $418 and $0 in 2010 and 2009, respectively	694	—

Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the year, net of income taxes (benefit) of ($144) in 2010 and $2 in 2009, respectively	—	3

Reclassification adjustment for gains realized in net loss:
Reclassification adjustment for gains realized in net loss, net of income taxes of ($1,184) and $0 in 2010 and 2009, respectively	(1,964)	—

Comprehensive loss	$(49,695)	$(3,726)

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three-Months Ended March 31, 2010 and 2009

(In Thousands)

	(Unaudited)
	Three-Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,208)	$(4,373)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	734	785
Provision for loan losses	43,077	6,693
Accretion of deferred loan fees and costs, net	(64)	(113)
Accretion of premiums and discounts on investments, net	214	3
Loss (gain) on assets, net	268	(29)
Other than temporary impairment on securities	1,113	—
Originations of loans held for sale	(1,987)	(8,681)
Proceeds from sale of loans held for sale	2,002	8,532
Amortization and writeoff of intangible assets	2,471	112
Decrease in accrued interest receivable	(120)	(131)
Deferred income taxes	1,184	1,820
Increase in cash surrender value of bank-owned life insurance	(33)	(38)
Increase in other assets	(4,001)	(2,412)
Stock compensation expense	93	81
Increase (decrease) in accrued interest payable	47	(146)
Decrease in accrued expenses and other liabilities	255	52

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,955)	2,155

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans held for investment	22,143	(25,156)
Purchase of securities available for sale	(32,760)	—
Purchase of restricted securities	—	(2,271)
Proceeds from sale of restricted securities	—	2,870
Proceeds from maturing securities and principal payments on available for sale securities	2,498	5,947
Proceeds from sale of other real estate owned	635	171
Purchase of premises and equipment, net	(325)	(313)

NET CASH USED IN INVESTING ACTIVITIES	(7,809)	(18,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	122,703	(1,015)
Proceeds from other borrowings	19,308	196,900
Payment of other borrowings	(19,061)	(136,900)
Proceeds from FHLB Advances	25,000	52,278
Repayment of FHLB Advances	(25,004)	(86,282)

NET CASH PROVIDED BY FINANCING ACTIVITIES	122,946	24,981

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,182	8,384

CASH AND CASH EQUIVALENTS:
Beginning of period	68,667	47,938

End of period	$180,849	$56,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,829	$9,344

Taxes	$—	$—

Noncash Transactions:
Unrealized holding (gain) loss on securities available-for-sale	$(217)	$644

Unrealized holding gain on derivatives	$—	$3

Transfer of loans to other real estate owned	$4,882	$812

See accompanying notes to condensed consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1— Organization and Basis of Presentation

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

As of March 31, 2010, each of our three subsidiary banks was “critically undercapitalized” under Federal Deposit Insurance Corporation (“FDIC”) rules. In addition, the FDIC has issued to each bank a Prompt Corrective Action Directive which required each bank to return to “adequately capitalized” condition by April 17, 2010; none of the banks met this deadline. If, in the very near term, we are not successful in our current $71.8 million capital raising effort, it is likely that each of the three banks will be closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the FDIC. In such case, our only remaining operations will be those of Bank of Florida Trust Company, which can not be expected to provide significant revenues or profits.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009, and the stockholders’ equity for the three and twelve months ended March 31, 2010 and December 31, 2009. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010 or any other interim period.

The accounting and reporting policies of the Company are in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified. Management has evaluated subsequent events for potential recognition or disclosure in the financial statements through the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. We did not identify subsequent events that were not reflected in the results herein.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

These unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Company’s 2009 Form 10-K. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010 or any other interim period.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 1— Organization and Basis of Presentation (cont’d)

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the March 31, 2010 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—GOING CONCERN

The Company’s capital and that of its Banks has been significantly depleted. The net loss of $147.6 million recorded by the Company in 2009 and the net loss of $48.2 million recorded by the Company in the first quarter of 2010 were primarily the result of significant increases in the provision for credit losses, the recognition of goodwill impairment and the establishment of a valuation reserve against the Company’s deferred tax asset. We cannot assure you that we will be able to continue meaningful operations, or resume profitable operations in the near future, or at all.

As a result of these losses, as of March 31, 2010, our total stockholders deficit decreased to ($5.8) million and our Tier 1 leverage capital ratio was (0.66)%, our total risk based capital ratio was (0.86)% and our Tier 1 risk based capital ratio was (0.86)%. These losses also resulted in each of our three subsidiary Banks being “critically undercapitalized.” As a result, the FDIC has issued to each bank a Prompt Corrective Action Directive (“Directives”) which required each Bank to return to “adequately capitalized” condition by April 17, 2010; none of the Banks met this deadline. If we are not successful in completing our $71.8 million common stock offering in the very near term, it is likely that each of our three subsidiary Banks will be closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the FDIC. In such case, our only remaining operations will be those of Bank of Florida Trust Company, which can not be expected to provide significant revenues or profits.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern. It is likely that any sale of our assets or transfer of our liabilities by the FDIC if it is named receiver will be at a discount to the values recorded on a going concern basis.

Based upon the financial condition of the Banks, each of our bank subsidiaries has received a Directive, due to its capital status. The Directives require that within 30 days of the effective date of the Directives (by April 17, 2010), the subsidiary banks must: (1) be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. Federal law also requires the FDIC to place a bank into receivership if it has remained “critically undercapitalized” for 90 days, unless the FDIC determines that other action is more appropriate. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks (even if they have complied with their Directives) in order to reduce any loss or cost to the FDIC. Therefore, if we are unable to successfully complete our $71.8 million stock offering in the very near term, it is highly likely that all three banks will be placed into receivership with the FDIC.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—GOING CONCERN (cont’d)

The Directives also prohibit our subsidiary banks from: (1) paying rates of interest in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) engaging in any new line of business; (4) making any capital distributions, dividend or subordinated debt payments to the Company or any affiliate; (5) establishing or acquiring a new branch and also require the subsidiary banks to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch; (6) paying management fees to the Company; and (7) growth in average assets and loans, except in certain limited circumstances. In addition, the Directives provide that the subsidiary banks may not pay any bonus to, or increase the compensation of, any director or officer without the prior approval of the FDIC, and that the subsidiary banks must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. Lastly, the Directives prohibit the subsidiary banks from entering into any material transaction, including any investment, expansion, acquisition, sale of assets or other similar transaction which would have a significant financial impact on the bank without prior approval of the FDIC.

NOTE 3—Stock-based Compensation

The Company has a stock option plan which provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The exercise price of the stock options may not be less than the book value of common stock on the date the option is granted. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At March 31, 2010, there were 477,708 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended March 31, 2010 and 2009 was approximately $53,000 and $68,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of March 31, 2010, the Company had 88,852 nonvested options outstanding and there was approximately $460,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 31, 2013.

The Company has examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company determined the estimated life of options issued to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rates are based on U. S. Treasury notes in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividends payments.

There were no stock options granted or exercised during the first quarter of 2010 and 2009. Stock option activity during the three months ended March 31, 2010 was as follows (in thousands, except per share data):

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Balance December 31, 2009	539,768	$14.19		$
Granted	—	—
Exercised	—	—
Forfeited	(25,010)	13.78

Balance, March 31, 2010	514,758	14.21	4.7 years		—

Exercisable, March 31, 2010	425,906	14.47	4.0 years		—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Stock-based Compensation (cont’d)

The Company granted restricted stock for 176,500 shares to Executive Officers as of March 16, 2009. Certain of the shares vest in installments and others vest in total upon satisfaction of the stipulated conditions. If the restrictions are not satisfied, the shares are forfeited and again become available for grant under the 2006 Stock Compensation Plan. All shares of restricted stock will be held by the Company until the restrictions are satisfied. The grants are divided into the following three categories: restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years and upon the Company’s achieving certain performance goals (63,000 shares) and restricted shares vesting over five years (82,000 shares). As of March 31, 2010, there were 115,600 nonvested and 41,900 vested shares of restricted stock and 19,000 shares of restricted stock were forfeited upon the cessation of two officers’ employment. Compensation expense totaling $39,000 and $11,000 was recognized during the three months ended March 31, 2010 and 2009, respectively, in connection with restricted stock.

In connection with the issuance of Series B Preferred Stock, a total of 124,852 warrants were granted in 2009. Each warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The warrants are nontransferable. At March 31, 2010 and December 31, 2009 warrants to purchase 124,852 common shares at an average exercise price of $3.44 were outstanding.

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries in connection with the formations of the Company and its subsidiaries. All of these warrants have been exercised or have expired. Compensation expense totaling $1,000 was recognized during the three months ended March 31, 2009.

NOTE 4—Accounting Standards Updates

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 provides amendments to Subtopic 855-10 as follows: 1) An entity that is an SEC filer or a conduit bond obligor for conduit debt securities traded in a public market is required to evaluate subsequent events through the date the financial statements are issued, 2) An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or the appropriate entity under Section 12(i) of the Securities Exchange Act of 1934, 3) An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated, 4) The definition of public entity has been removed, and 5) The scope of the reissuance disclosure requirements is refined to include revised financial statements only. All amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors which is effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11 (“ASU 2010-11”), Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 provides amendments to Subtopic 855-15 as follows: 1) Subtopic 815-15 clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting, 2) The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to Section 815-15-25, 3) Other embedded credit derivative features are considered embedded derivatives subject to the application of Section 815-15-25 provided the overall contract is not a derivative in its entirety under Section 815-10-15, 4) The economic characteristics and risks of an embedded credit derivative feature should be considered to be not clearly and closely related to the economic characteristics and risks of the host contract and thus to meet the criterion in paragraph 815-15-25-1(a), and 5) An entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset in its entirety. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010 with early adoption permitted. The adoption of this guidance will not have a material effect on the Company’s consolidated financial condition or results of operations.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5 — Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
At March 31, 2010
Available for sale securities:
Mortgage-backed securities	$116,536	$214	$—	$116,750
U.S. Treasury securities and other U.S. agency obligations	10,557	12	—	10,569
Equity securities	514	4	—	518

Total Securities available for sale	$127,607	$230	$—	$127,837

Securities held to maturity- other bonds	$536	$—	$—	$536

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
At December 31, 2009
Available for sale securities:
Mortgage-backed securities	$87,547	$41	$(548)	$87,040
U.S. Treasury securities and other U.S. agency obligations	10,598	12	(39)	10,571
Equity securities	508	1	—	509

Total Securities available for sale	$98,653	$54	$(587)	$98,120

Securities held to maturity- other bonds	$554	$—	$(18)	$536

There were no sales of securities for the three months ended March 31, 2010.

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

There were securities pledged with approximate market values of $29,912,000, $25,529,000, $23,313,000, $13,439,000, $9,569,000, and $541,000 as collateral to the Federal Home Loan Bank, Internal Repurchase Agreements, Citigroup Repo, Pacific Coast Bankers Bank, Federal Reserve, and the State of Florida, respectively, as of March 31, 2010.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Due to changes in circumstances, as further discussed in Note 2 – Going Concern, the Company recognized other than temporary impairment on held to maturity and available for sale securities. It is highly likely that all three banks will be placed into receivership with the FDIC, therefore, we cannot assert the ability to hold the securities for a sufficient amount of time to allow recovery. For the three months ended March 31, 2010, the Company recognized an impairment charge of $1.1 million.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5 — Securities (cont’d)

At March 31, 2010, there were twenty six out of forty one securities at a loss position. The losses on investment securities available for sale were caused by interest rate changes. Although the decline in fair value is attributable to changes in interest rates and not credit quality, and because it is highly likely that all three banks will be placed into receivership with the FDIC, we do not have the ability to hold the securities for a sufficient amount of time to allow recovery. Thus, the securities are considered other-than-temporarily impaired.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 5 — Securities (cont’d)

Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. As of March 31, 2010, the amortized cost and estimated fair value of investment securities, by contractual maturities, are as follows (in thousands):

Securities available for sale:	Amortized Cost	Fair Value
Due less than one year	$50	$50
Due after one through five years	10,018	10,028
Due after ten years	489	491

Subtotal	10,557	10,569
Mortgage-backed securities	116,536	116,750
Equity securities	514	518

Totals	$127,607	$127,837

Securities held to maturity:	Amortized Cost	Fair Value
Due less than one year	$25	$25
Due after five through ten years	124	124
Due after ten years	387	387

Totals	$536	$536

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6 — Loans

The composition of the loan portfolio at March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Real estate:
Commercial real estate	$612,206	$625,703
Land and construction	185,060	216,565
One-to-four family residential	161,891	167,015
Multi-family	33,311	35,522

Total real estate loans	$992,468	$1,044,805
Commercial and industrial loans	101,860	112,385
Lines of credit	43,695	45,247
Consumer loans	10,269	11,925

Total gross loans held for investment	1,148,292	1,214,362
Less: allowance for loan losses	(46,147)	(42,063)
Less: deferred loan fees, net	(1,213)	(1,329)

Total loans held for investment, net	$1,100,932	$1,170,970

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

	March 31, 2010	December 31, 2009

Impaired loans without a valuation allowance	$154,824	$72,343
Impaired loans with a valuation allowance	68,224	141,037

Total impaired loans	$223,048	$213,380

Valuation allowance related to impaired loans	$18,155	$27,707

Total nonaccrual loans	$153,513	$164,474
Loans defined as Troubled Debt Restructuring – accruing	$52,011	$48,899
Total loans ninety days or more past due and still accruing	$17,524	$7

Total impaired loans	$223,048	$213,380

Total other real estate owned	$18,323	$14,357
Loans defined as Troubled Debt Restructuring	$91,287	$90,592

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6 — Loans (cont’d)

There were no outstanding commitments to extend credit related to those loans in nonaccrual status or 90 days or more past due. In certain isolated cases, the Company has executed forbearance agreements whereby the Company will continue to fund construction loans to completion as long as the borrower meets the conditions of the forbearance agreement.

Of the $80.3 million total undisbursed lines of credit, there was approximately $8,600, or less than 1%, related to nonaccrual loans. Of the $171.0 million in nonperforming loans, $68.2 million was charged down to net realizable value of the collateral.

At March 31, 2010 the primary source of repayment with respect to $223.0 million of the impaired loans is sale of the related collateral. Approximately $116 million of the impaired loans were written down to collateral value during the first quarter of 2010.

The Company had $91.3 million and $27.3 million in loans that would be defined as troubled debt restructuring at March 31, 2010 and 2009, respectively. Of those amounts, $52.0 million and $9.4 million were accruing as of March 31, 2010 and 2009, respectively, as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest only period, reducing the interest rate to give the borrower relief, or other modifications of terms that deviate from the original contract. There were no unfunded lines of credit related to any troubled debt restructured loan at March 31, 2010.

Subsequent to March 31, 2010, we adjusted our provision due to further evaluation of our collateral values which we deemed material.

The activity in the allowance for loan losses for March 31, 2010 and the year ended December 31, 2009 is as follows (in thousands):

	March 31, 2010	December 31, 2009
Balance at beginning of year	$42,063	$29,533
Provision charged to operations	43,077	73,670
Charge-offs	(39,146)	(61,334)
Recoveries	153	194

Balance at end of year	$46,147	$42,063

The composition of net chargeoffs for the three months ended March 31, 2010 and 2009, respectively, is as follows (in thousands):

Net Chargeoffs	March 31, 2010	March 31, 2009

Real estate:
Commercial real estate	$13,930	$431
Land and construction	12,810	8,145
One-to-four family residential	6,349	1,581
Multi-family	1,952	87

Total real estate net chargeoffs	$35,041	$10,244
Commercial and industrial loans	1,943	1,428
Lines of credit	1,705	—
Consumer loans	304	101

Total net chargeoffs	$38,993	$11,773

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6 — Loans (cont’d)

The composition of the nonperforming loans, which includes nonaccrual loans and loans ninety days or more past due and still accruing, for March 31, 2010 and the year ended December 31, 2009 is as follows (in thousands):

Nonperforming loans	March 31, 2010	December 31, 2009

Real estate:
Commercial real estate	$77,359	$60,961
Land and construction	63,689	70,908
One-to-four family residential	22,514	24,657
Multi-family	4,503	2,764

Total real estate nonperforming loans	$168,065	$159,290
Commercial and industrial loans	1,369	1,953
Lines of credit	1,154	2,646
Consumer loans	449	592

Total nonperforming loans	$171,037	$164,481

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

Components used in computing loss per share for the three months ended March 31, 2010 and 2009, are summarized as follows (in thousands, except per share data):

	For the three months ended March 31,
	2010			2009
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Income	Weighted- Average Shares Outstanding	Income Per Share
Loss available to common shareholders - basic	$(48,208)	12,807,847	(3.76)	$(4,373)	12,779,020	(0.34)
Dilutive effect of stock options outstanding	—	—	—	—	—	—
Dilutive effect of warrants outstanding	—	—	—	—	—	—

Loss available to common shareholders - diluted	$(48,208)	12,807,847	(3.76)	$(4,373)	12,779,020	(0.34)

During the three months ended March 31, 2010 and 2009, all stock options and warrants were excluded from diluted earnings per share calculations because the Company recorded a loss for those periods.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8 — Fair Value Measurements

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

Securities: Investment securities classified as available-for-sale are recorded at fair value on a recurring basis while securities classified as held to maturity are recorded at fair value on a non recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar investment securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar investment securities (Level 2). Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. Any investment securities not valued based upon the methods above are considered Level 3.

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

Interest-rate swap: The interest-rate swap is recognized on the consolidated balance sheet at fair value. The Company utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves. The discounted net present value calculated represents the cost to terminate the swap if the Company should choose to do so on the applicable measurement date (Level 2). Additionally, any credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the applicable measurement date (Level 3).

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

(Unaudited)

NOTE 8 — Fair Value Measurements (cont’d)

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

The following tables present the estimates of fair value of financial instruments as of March 31, 2009 and December 31, 2009 (in thousands):

	March 31, 2010
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$180,849	$180,849
Securities held to maturity	536	536
Securities available for sale	127,837	127,837
Net loans held for investment	1,100,932	1,096,667
Restricted securities	8,643	8,643
Accrued interest receivable	4,925	4,925
Cash surrender value of life insurance	3,712	3,712
Financial liabilities:
Deposits	1,310,021	1,325,129
Subordinated debt	16,000	13,622
Other borrowings	32,928	34,330
Federal Home Loan Bank advances	118,453	125,215
Accrued interest payable	2,092	2,092

	December 31, 2009
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$68,667	$68,667
Securities held to maturity	554	536
Securities available for sale	98,120	98,120
Net loans held for investment	1,170,970	1,150,690
Restricted securities	8,643	8,643
Accrued interest receivable	4,805	4,805
Cash surrender value of life insurance	3,679	3,679
Financial liabilities:
Deposits	1,187,318	1,199,259
Subordinated debt	16,000	10,698
Other borrowings	32,681	34,087
Federal Home Loan Bank advances	118,457	125,081
Accrued interest payable	2,045	2,045

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8 — Fair Value Measurements (cont’d)

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands).

Fair Value Measurements at March 31, 2010

	Fair Value Measurements 3/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available for sale debt securities
Mortgage backed securities	$116,750	$56,555	$60,195	$—
U.S Treasury and other U.S agency obligations	10,569	5,096	5,473	—
Total available for sale debt securities	127,319	61,651	65,668	—
Available for sale equity securities
Other	518	—	518	—

Total available for sale equity securities	518	—	518	—

Securities available for sale	$127,837	$61,651	$66,186	$—

Fair Value Measurements at December 31, 2009

	Fair Value Measurements 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Available for sale debt securities
Mortgage backed securities	$87,040	$45,414	$41,626	$—
U.S Treasury and other U.S agency obligations	10,571	5,112	5,459	—

Total available for sale debt securities	97,611	50,526	47,085	—
Available for sale equity securities
Other	509	—	509	—

Total available for sale equity securities	509	—	509	—

Securities available for sale	$98,120	$50,526	$47,594	$—

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8 — Fair Value Measurements (cont’d)

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

During the three months ended March 31, 2010 and year ended December 31, 2009, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis (i.e. impaired loans, other real estate owned, and held to maturity securities). For assets measured at fair value on a nonrecurring basis that were still held on the balance sheet at the end of the period, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at March 31, 2010 and December 31, 2009 (in thousands):

Carrying value at March 31, 2010

	Fair Value Measurements 03/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans	$173,650	—	$45,108	$128,542
Other real estate owned	18,323	—	18,323	—
Held to maturity securities	536	—	536	—

Carrying value at December 31, 2009

	Fair Value Measurements 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans	$178,820	—	$48,086	$130,734
Other real estate owned	14,357	—	—	14,357

Impaired loans had a carrying amount of $223,048,000 with a valuation allowance of $18,155,000 at March 31, 2010. Included in this balance were impaired loans with a carrying value of $49,398,000 at March 31, 2010 that were measured for impairment and had fair value in excess of carrying value.

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

Derivative instruments are generally either negotiated over the counter contracts (‘OTC’) or standardized contracts executed on a recognized exchange. Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

As of September 30, 2009, the interest rate swap was terminated because the forecasted transaction was no longer probable. The resulting gain is recognized over the remaining life of the interest rate swap. Hedge ineffectiveness is generally measured as the amount by which the cumulative change in the fair value of the hedging instrument exceeds the present value of the cumulative change in the hedged item’s expected cash flows. Ineffectiveness is reported within other noninterest income in the Consolidated Statements of Operation. As of March 31, 2010, the cash flow hedge became entirely ineffective. For the three months ended March 31, 2010 ineffectiveness on cash flow hedges was approximately $2.9 million. The derivative transaction was deemed to be ineffective because it is highly likely that all three banks will be placed into receivership with the FDIC. The effective portion of the gains or losses on cash flow hedges are reported within accumulated other comprehensive income and are reclassified from accumulated other comprehensive income to current period earnings when the forecasted transaction affects earnings.

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

March 31,
2009
Notional amount	$45,000
Pay rate (Prime)	3.25%
Receive rate	7.51%
Maturity in years	4
Unrealized gain relating to interest-rate swaps	$5,103

These agreements provided for the Company to receive payments at a fixed-rate determined by a specified index (WSJ Prime) in exchange for making payments at a floating rate.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 10 — Other Borrowings

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

If Citi exercises its remedies under the Repos, then: (i) our subsidiary Banks would be obligated to immediately repurchase all securities sold to Citi under the Repos; (ii) all income paid after the declaration on the securities sold would be retained by Citi and applied to the aggregate unpaid repurchase prices and any other amounts owing by our subsidiary banks; and (iii) our subsidiary banks would have to immediately deliver to Citi any purchased securities subject to the Repos then in their possession or control. We have been informed that Citi would also charge our subsidiary banks an approximately $1.5 million of total penalty for early termination of these Repos. If Citi exercises its right to declare an event of default and exercises its remedies under the Repos, then our financial position, liquidity and earnings may be materially and adversely affected. Citi has not exercised their right to declare an event of default nor has made any indication to do so.

During June 2009, the Company established the Corporate Sweep Program. Funds from customers, who participate in the sweep program and whose balances exceed a target balance, will be placed in a repurchase agreement with the Company. Repurchase agreements are collateralized borrowings and are, therefore, not FDIC insured. The Company pledges securities as collateral to secure its obligation to pay the amount due under the repurchase agreement. The client repurchase obligations mature daily and the associated interest rate fluctuates accordingly. As of March 31, 2010, the Company had $12.9 million in funding through client repurchase agreements.

The following table provides the amount, interest rate and repurchase or maturity date of outstanding other borrowings at March 31, 2010 and December 31, 2009, respectively (in thousands):

	At March 31, 2010		At December 31, 2009
	Amount	Rate	Amount	Rate
Repurchase agreements; repurchase date 3/18/2013	$20,000	3.29%	$20,000	3.29%
Client repurchase agreements; mature daily	12,900	1.65	12,700	0.85

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 11 — Regulatory Matters

General

We are currently subject to a number of regulatory enforcement actions and may become subject to additional actions. Our failure to comply with our current enforcement actions, or any future ones, may result in the closure of our subsidiary banks and the placement of them into receivership with the FDIC. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks (even if they are in compliance with their enforcement actions) in order to reduce any cost or loss to the FDIC. As of March 31, 2010, stockholders equity/(deficit) of Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay were ($15.8) million, $7.1 million and ($2.2) million, respectively.

Prompt Corrective Action Directives

Each of our bank subsidiaries has received a Prompt Corrective Action Directive (the “Directives”) from the FDIC, due to their capital status. The Directives require that within 30 days of the effective date of the Directives (by April 17, 2010), the subsidiary banks must: (1) be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. Federal law also requires the FDIC to place a bank into receivership if it has remained “critically undercapitalized” for 90 days, unless the FDIC determines that other action is more appropriate. If a bank remains “critically undercapitalized” on average during the quarter beginning 270 days after the bank first became “critically undercapitalized,” the FDIC must place the bank into receivership. Bank of Florida – Southwest became “critically undercapitalized” on December 31, 2009 and Bank of Florida – Southeast and Bank of Florida – Tampa Bay became “critically undercapitalized” on March 31, 2010. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks (even if they have complied with their Directives) in order to reduce any loss or cost to the FDIC. Therefore, if we are unable to successfully complete our $71.8 million stock offering in the very near term, it is highly likely that all three banks will be placed into receivership with the FDIC.

The Directives also prohibit our subsidiary banks from: (1) paying rates of interest in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) engaging in any new line of business; (4) making any capital distributions, dividend or subordinated debt payments to the Company or any affiliate; (5) establishing or acquiring a new branch and also require the subsidiary banks to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch; (6) paying management fees to the Company; and (7) growth in average assets and loans, except in certain limited circumstances. In addition, the Directives provide that the subsidiary banks may not pay any bonus to, or increase the compensation of, any director or officer without the prior approval of the FDIC, and that the subsidiary banks must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. Lastly, the Directives prohibit the subsidiary banks from entering into any material transaction, including any investment, expansion, acquisition, sale of assets or other similar transaction which would have a significant financial impact on the bank without prior approval of the FDIC. The subsidiary banks were already substantially subject to each of these prohibitions immediately prior to the issuance of the Directives.

Each Directive will remain in effect until the respective subsidiary bank maintains “adequately capitalized” status for four consecutive quarters. Therefore, if a bank subsidiary falls below “adequately capitalized” during the four quarters following the issuance of the Directives, we will be required to quickly increase its capital. If our subsidiary banks fail to meet or satisfy the requirements of the Directives, it is likely that the FDIC will take further regulatory enforcement actions against our subsidiary banks, including the imposition of the consent orders or the closure of the subsidiary banks and the placement of them into receivership with the FDIC.

Subsidiary Bank Corrective Resolutions

The board of directors of each of our subsidiary banks has adopted corrective resolutions (“Corrective Resolutions”) at the request of the OFR. The Corrective Resolutions are specific to each of our subsidiary banks, but contain similar provisions and requirements, the material provisions and requirements of which are summarized below.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 11 — Regulatory Matters (cont’d)

•

Ensure that each subsidiary bank remains “well capitalized” at all times. Prepare and submit a capital plan to the OFR and the FDIC to achieve, by December 31, 2009, a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to achieve by June 30, 2010, a total risk-based capital ratio of at least 12%.

•

Prepare and submit a written risk reduction plan to reduce, in the aggregate, the balance of specific assets classified by the OFR as “Substandard,” “Doubtful” or “Loss” according to a specific schedule for each subsidiary bank.

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

•	Amend the subsidiary bank’s written policies and procedures to address examination report comments and recommendations regarding the use of interest reserves.

•	Establish a sound ALLL methodology, submit the revised ALLL methodology to the OFR and the FDIC for review and comment and review the adequacy of the ALLL prior to the end of each calendar quarter.

•	Improve commercial real estate lending underwriting and portfolio management.

•	Notify the OFR and the FDIC in writing when the subsidiary bank proposes to add any individual to its board of directors or employ any individual as an executive officer.

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

We consider the capital and asset quality provisions of the Corrective Resolutions to be the most significant and imperative. As of March 31, 2010, none of our subsidiary banks were in compliance with either requirement. Our subsidiary banks were not considered “well capitalized” as of March 31, 2010, and certain balances of classified assets and commercial real estate loans remain above the levels contemplated by the Corrective Resolutions. As of March 31, 2010, Bank of Florida—Southwest had a Tier 1 leverage capital ratio of (2.36%), total risk based capital ratio of (2.98%) and Tier 1 risk based capital ratio of (2.98%), Bank of Florida—Southeast had a Tier 1 leverage capital ratio of 1.19%, total risk based capital ratio of 3.33% and Tier 1 risk based capital ratio of 1.67%, and Bank of Florida—Tampa Bay had a Tier 1 leverage capital ratio of (0.85)%, total risk based capital ratio of (1.12)% and Tier 1 risk based capital ratio of (1.12)%. Bank of Florida—Southwest and Bank of Florida – Tampa Bay had also not sufficiently reduced the net non-core funding dependence ratio to the required 40%, and had only reached 44.95% and 48.51%, respectively, at March 31, 2010.

Potential Consent Orders

Based on the subsidiary banks’ financial condition, we understand that the FDIC plans to pursue and implement formal enforcement actions with respect to our subsidiary banks in the form of consent orders (“FDIC Orders”). We expect the FDIC to pursue these even if we do comply with the requirements of the Directives.

We currently expect the FDIC Orders will focus on the areas addressed by our existing Corrective Resolutions and the Directives: to raise and maintain certain capital ratios, to improve asset quality, to reduce non-core funding dependence, and to reduce our commercial real estate loan concentrations, although the scope and terms of any FDIC Orders or any other action that the FDIC may take is unknown.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 11 — Regulatory Matters (cont’d)

Holding Company Board Resolutions

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

The Board Resolutions provide that the Company may not, without prior Federal Reserve approval, incur debt, including trust preferred securities; declare or pay dividends including the payment of dividends on our outstanding Series B Preferred Stock; reduce the Company’s capital position by purchasing or redeeming any shares of our capital stock except for any redemption of shares of our outstanding Series B Preferred Stock following an equity offering of not less than $30 million; or make any payment representing a reduction of capital other than the payment of normal and routine operating expenses. The Board Resolutions also require our board of directors to submit financial statements and confirmation of compliance with the Board Resolutions.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

(Unaudited)

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
	(dollars in thousands, except per share data)
Statement of Operations Data:
Total interest income	$15,904	$16,668	$17,933	$18,069	$18,793
Total interest expense	7,876	8,600	8,379	8,634	9,198

Net interest income before provision for loan losses	8,028	8,068	9,554	9,435	9,595
Provision for loan losses	43,077	31,494	25,719	9,764	6,693

Net interest income (expense) after provision for loan losses	(35,049)	(23,426)	(16,165)	(329)	2,902
Noninterest income	2,651	3,443	1,595	2,676	1,155
Noninterest expense	14,626	11,802	73,014	12,704	11,031

Net (loss) income before income taxes (benefit)	(47,024)	(31,785)	(87,584)	(10,357)	(6,974)
Income taxes (benefit)	1,184	26,760	(9,504)	(3,857)	(2,601)

Net (loss) income	(48,208)	(58,545)	(78,080)	$(6,500)	(4,373)

Share Data:
Basic (loss) income per share	$(3.76)	$(4.58)	$(6.10)	$(0.51)	$(0.34)
Diluted (loss) income per share	(3.76)	(4.58)	(6.10)	(0.51)	(0.34)
Weighted-average shares outstanding—basic	12,807,847	12,800,398	12,795,054	12,779,020	12,779,020
Weighted-average shares outstanding—diluted	12,807,847	12,800,398	12,795,054	12,779,020	12,779,020
Total shares outstanding	12,957,898	12,968,898	12,968,898	12,947,520	12,955,520
Book value per common share (period end)	(0.75)	3.07	7.68	13.69	14.38

Balance Sheet Data:
Total assets	$1,476,076	1,402,343	$1,488,008	$1,528,879	$1,570,255
Total cash and cash equivalents	180,849	68,667	75,117	39,173	56,322
Interest-earning assets	1,456,105	1,378,856	1,367,131	1,380,871	1,410,313
Investment securities	128,373	98,674	104,950	104,822	113,058
Loans, gross	1,147,079	1,213,033	1,253,258	1,267,349	1,288,177
Allowance for loan losses	46,147	42,063	38,002	24,778	24,479
Intangible assets	—	2,471	2,569	64,631	64,738
Deposit accounts	1,310,021	1,187,318	1,223,369	1,167,052	1,165,267
Other borrowings	167,381	167,138	156,369	175,162	214,470
Stockholders’ equity/(deficit)	(5,766)	43,836	103,883	180,803	186,334

Performance Ratios:
Return on average assets	(12.89)%	(15.21)%	(20.47)%	(1.70)%	(1.15)%
Return on average common stockholders’ equity	(500.06)	(237.05)	(180.22)	(14.19)	(9.23)
Interest-rate spread during the period	2.57	2.53	2.99	2.89	2.71
Net interest margin	2.51	2.48	3.02	2.97	2.93
Efficiency ratio [1]	124.04	129.29	686.42	118.07	102.61

Asset Quality Ratios:
Allowance for loan losses to period end loans	4.02%	3.47%	3.03%	1.96%	1.90%
Allowance for loan losses to nonperforming loans	26.98	25.57	25.32	17.58	21.28
Net charge-offs to average loans	15.18	10.10	4.52	3.29	3.92
Nonperforming assets to period end total assets	12.83	12.75	10.79	9.74	7.67

Capital and Liquidity Ratios:
Average equity to average assets	2.84%	6.70%	11.64%	11.99%	12.43%
Leverage (4.00% required minimum)	(0.66)	2.41	5.60	7.23	7.62

Risk-based capital:
Tier 1	(0.86)%	2.94%	6.73%	8.18%	8.49%
Total	(0.86)	5.33	9.28	10.68	10.98
Average loans to average deposits	80.11	84.78	95.67	99.21	104.04

Trust Assets Under Administration:
Total assets under administration	$601,445	$740,545	$734,469	$630,657	$522,541

Trust fee income	525	700	651	574	654
Trust fees as a % of average assets under administration (annualized)	0.35%	0.38%	0.35%	0.36%	0.50%

[1]	Efficiency ratio = Noninterest expense divided by the total of net interest income before provision for loan losses plus noninterest income (excluding net securities gains and losses).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements made herein (or incorporated herein by reference) are “forward-looking statements” within the meaning and protections of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements.

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

Forward-looking statements may not be realized due to factors that include, but are not limited to:

•	the closure of our bank subsidiaries by the Florida Office of Financial Regulation and the placement of them into receivership with the Federal Deposit Insurance Corporation;

•	our inability to continue to operate as a going concern due to our cumulative losses or failure of our bank subsidiaries;

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

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

•

the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and other interest sensitive assets and liabilities;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the failure of estimates regarding the amount of capital we need to return our bank subsidiaries to “adequately capitalized” status;

•	changes in borrowers’ credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

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

•

the risk that sales of our capital stock in this offering and/or other transfers of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to recover for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in our Form 10-K for the year ended December 31, 2009.

All written and oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date hereof.

OVERVIEW

Bank of Florida Corporation, incorporated in Florida in September 1998, is a $1.5 billion financial services company and a registered bank holding company. We are currently undertaking a $71.8 million common stock offering. As of March 31, 2010, each of our three subsidiary banks was “critically undercapitalized” under Federal Deposit Insurance Corporation (“FDIC”) rules. In addition, the FDIC has issued to each bank a Prompt Corrective Action Directive which required each bank to return to “adequately capitalized” condition by April 17, 2010; none of the banks met this deadline. If, in the very near term, we are not successful in our current capital raising efforts, it is likely that each of the three banks will be closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the FDIC. In such case, our only remaining operations will be those of Bank of Florida Trust Company, which can not be expected to provide significant revenues or profits. Our subsidiary banks are separately chartered independent community banks with local boards that provide full-service commercial banking in a private banking environment. Our trust company offers investment management, trust administration, estate planning, and financial planning services largely to the Banks’ commercial borrowers and other high net worth individuals. The Company’s overall focus is to develop a total financial services relationship with its client base, which is primarily businesses, professionals, and entrepreneurs with commercial real estate borrowing needs. The Banks also provide technology-based cash management and other depository services. The holding company structure provides flexibility for expansion of the Company’s banking business, including possible acquisitions of other financial institutions, and support of banking-related services to its subsidiary banks. Our ability to execute the growth oriented aspects of our strategy is currently severely limited by our, and our subsidiary banks’ financial condition, capital levels and the regulatory enforcement actions to which we, and our subsidiary banks, are currently subject.

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

REGULATORY ENFORCEMENT MATTERS

General

We are currently subject to a number of regulatory enforcement actions and may become subject to additional actions. Our failure to comply with our current enforcement actions, or any future ones, may result in the closure of our subsidiary banks and the placement of them into receivership with the FDIC. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks (even if they are in compliance with their enforcement actions) in order to reduce any cost or loss to the FDIC. As of March 31, 2010, stockholders equity/(deficit) of Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay were ($15.8) million, $7.1 million and ($2.2) million, respectively.

Prompt Corrective Action Directives

Each of our bank subsidiaries has received a Prompt Corrective Action Directive (the “Directives”) from the FDIC, due to their capital status. The Directives require that within 30 days of the effective date of the Directives (by April 17, 2010), the subsidiary banks must: (1) be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. Federal law also requires the FDIC to place a bank into receivership if it has remained “critically undercapitalized” for 90 days, unless the FDIC determines that other action is more appropriate. If a bank remains “critically undercapitalized” on average during the quarter beginning 270 days after the bank first became “critically undercapitalized,” the FDIC must place the bank into receivership. Bank of Florida – Southwest became “critically undercapitalized” on December 31, 2009 and Bank of Florida – Southeast and Bank of Florida – Tampa Bay became “critically undercapitalized” on March 31, 2010. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks (even if they have complied with their Directives) in order to reduce any loss or cost to the FDIC. Therefore, if we are unable to successfully complete our $71.8 million stock offering in the very near term, it is highly likely that all three banks will be placed into receivership with the FDIC.

The Directives also prohibit our subsidiary banks from: (1) paying rates of interest in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) engaging in any new line of business; (4) making any capital distributions, dividend or subordinated debt payments to the Company or any affiliate; (5) establishing or acquiring a new branch and also require the subsidiary banks to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch; (6) paying management fees to the Company; and (7) growth in average assets and loans, except in certain limited circumstances. In addition, the Directives provide that the subsidiary banks may not pay any bonus to, or increase the compensation of, any director or officer without the prior approval of the FDIC, and that the subsidiary banks must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. Lastly, the Directives prohibit the subsidiary banks from entering into any material transaction, including any investment, expansion, acquisition, sale of assets or other similar transaction which would have a significant financial impact on the bank without prior approval of the FDIC. The subsidiary banks were already substantially subject to each of these prohibitions immediately prior to the issuance of the Directives.

Each Directive will remain in effect until the respective subsidiary bank maintains “adequately capitalized” status for four consecutive quarters. Therefore, if a bank subsidiary falls below “adequately capitalized” during the four quarters following the issuance of the Directives, we will be required to quickly increase its capital. If our subsidiary banks fail to meet or satisfy the requirements of the Directives, it is likely that the FDIC will take further regulatory enforcement actions against our subsidiary banks, including the imposition of the consent orders or the closure of the subsidiary banks and the placement of them into receivership with the FDIC.

Subsidiary Bank Corrective Resolutions

The board of directors of each of our subsidiary banks has adopted corrective resolutions (“Corrective Resolutions”) at the request of the OFR. The Corrective Resolutions are specific to each of our subsidiary banks, but contain similar provisions and requirements, the material provisions and requirements of which are summarized below.

•

Ensure that each subsidiary bank remains “well capitalized” at all times. Prepare and submit a capital plan to the OFR and the FDIC to achieve, by December 31, 2009, a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to achieve by June 30, 2010, a total risk-based capital ratio of at least 12%.

•

Prepare and submit a written risk reduction plan to reduce, in the aggregate, the balance of specific assets classified by the OFR as “Substandard,” “Doubtful” or “Loss” according to a specific schedule for each subsidiary bank.

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

•	Amend the subsidiary bank’s written policies and procedures to address examination report comments and recommendations regarding the use of interest reserves.

•	Establish a sound ALLL methodology, submit the revised ALLL methodology to the OFR and the FDIC for review and comment and review the adequacy of the ALLL prior to the end of each calendar quarter.

•	Improve commercial real estate lending underwriting and portfolio management.

•	Notify the OFR and the FDIC in writing when the subsidiary bank proposes to add any individual to its board of directors or employ any individual as an executive officer.

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

We consider the capital and asset quality provisions of the Corrective Resolutions to be the most significant and imperative. As of March 31, 2010, none of our subsidiary banks were in compliance with either requirement. Our subsidiary banks were not considered “well capitalized” as of March 31, 2010, and certain balances of classified assets and commercial real estate loans remain above the levels contemplated by the Corrective Resolutions. As of March 31, 2010, Bank of Florida—Southwest had a Tier 1 leverage capital ratio of (2.36%), total risk based capital ratio of (2.98%) and Tier 1 risk based capital ratio of (2.98%), Bank of Florida—Southeast had a Tier 1 leverage capital ratio of 1.19%, total risk based capital ratio of 3.33% and Tier 1 risk based capital ratio of 1.67%, and Bank of Florida—Tampa Bay had a Tier 1 leverage capital ratio of (0.85)%, total risk based capital ratio of (1.12)% and Tier 1 risk based capital ratio of (1.12)%. Bank of Florida—Southwest and Bank of Florida – Tampa Bay had also not sufficiently reduced the net non-core funding dependence ratio to the required 40%, and had only reached 44.95% and 48.51%, respectively, at March 31, 2010.

Potential Consent Orders

Based on the subsidiary banks’ financial condition, we understand that the FDIC plans to pursue and implement formal enforcement actions with respect to our subsidiary banks in the form of consent orders (“FDIC Orders”). We expect the FDIC to pursue these even if we do comply with the requirements of the Directives.

We currently expect the FDIC Orders will focus on the areas addressed by our existing Corrective Resolutions and the Directives: to raise and maintain certain capital ratios, to improve asset quality, to reduce non-core funding dependence, and to reduce our commercial real estate loan concentrations, although the scope and terms of any FDIC Orders or any other action that the FDIC may take is unknown.

Holding Company Board Resolutions

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

The Board Resolutions provide that the Company may not, without prior Federal Reserve approval, incur debt, including trust preferred securities; declare or pay dividends including the payment of dividends on our outstanding Series B Preferred Stock; reduce the Company’s capital position by purchasing or redeeming any shares of our capital stock except for any redemption of shares of our outstanding Series B Preferred Stock following an equity offering of not less than $30 million; or make any payment representing a reduction of capital other than the payment of normal and routine operating expenses. The Board Resolutions also require our board of directors to submit financial statements and confirmation of compliance with the Board Resolutions.

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

EXECUTIVE SUMMARY

The Company realized a first quarter net loss of $48.2 million, or ($3.76) per diluted share, versus ($0.34) per diluted share during the same period in 2009. The net loss was primarily due to a $36.4 million increase in provision for loan losses in addition to a $1.6 million or 16.3% decrease in net interest income mostly attributable to the decline in interest rates. As a result of these losses, as of March 31, 2010, our total stockholders equity/(deficit) decreased to $(5.8) million and our Tier 1 leverage capital ratio was (0.66)%, our total risk based capital ratio was (0.86)% and our Tier 1 risk based capital ratio was (0.86)%. These losses also resulted in each of our three subsidiary banks being “critically undercapitalized.” As a result, the FDIC has issued to each bank a Prompt Corrective Action Directive which required each bank to return to “adequately capitalized” condition by April 17, 2010; none of the banks met this deadline. If we are not successful in completing our $71.8 million common stock offering in the very near term, it is likely that each of our three subsidiary banks will be closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the FDIC. In such case, our only remaining operations will be those of Bank of Florida Trust Company, which can not be expected to provide significant revenues or profits.

Total assets grew to $1.5 billion at March 31, 2010, up $73.7 million or 5.3% from December 31, 2009. The increase is primarily the result of cash and due from banks and securities purchases partially offset by a decline in loan balances. Loans declined $66.0 million or 5.4% during the first three months of this year and investments securities increased $29.7 million or 30.1%, and cash and due from banks increased $112.2 million or 163.4%. Total deposits increased $122.7 million, or 10.3% since yearend, to $1.3 billion. Total core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100 thousand, decreased $14.7 million or 1.9% during the first three months of this year. Book value per share declined to $(0.75), down $3.82 over the last three months.

ANALYSIS OF FINANCIAL CONDITION

Asset quality

The Banks’ loan portfolios are subject to periodic reviews by our internal loan review department, our external loan review consultant and state and federal bank regulators. The Company’s nonperforming loans (nonaccrual and 90+ days past due) totaled $171.0 million at March 31, 2010, 14.91% of total loans outstanding, compared to $164.5 million at the end of 2009. Thirty-to-ninety day delinquent loans were $67.2 million or 5.86% of loans outstanding at March 31, 2010, an increase of $3.4 million in total loan delinquencies from December 31, 2009. There were $39.0 million in net charge-offs for the first three months of 2010, resulting in net charge-offs to average loans of 15.18%, an increase of 11.26% from the first three months of 2009. The increased level of nonperforming assets in 2010 is a result of a slowing economy and real estate market which is discussed further in Note 6 – Loans.

Real estate values in our markets deteriorated at an accelerated pace over recent quarters, resulting in increased credit losses. Our non-performing assets have increased since the beginning of the economic downturn in 2007 as management continues to recognize impaired loans based on our ongoing process of identifying early signs of stress in our loan portfolio. Additionally, we continue to track loans from pre-watch identification through disposition, using our history of trend analysis by loan type, industry, market and vintage. Subsequent to March 31, 2010, we adjusted our provision due to further evaluation of our collateral values which we deemed material.

Our Special Assets Division continues to monitor and manage our most problematic loans and other real estate owned. This division has grown to include five professionals with experience in managing non-performing loans. This division reports to our Senior Executive Vice President who has experience in managing special assets divisions, as well as reporting to the Special Assets Committee, a subcommittee of our Board of Directors, which meets monthly and oversees the management, marketing, and overall dissolution of these assets.

We had $91.3 million in loans that were defined as troubled debt restructuring as of March 31, 2010. Of those amounts, $52.0 million were accruing as they were performing in accordance with their restructured terms. The majority of the restructurings involve extending the interest-only period, reducing the interest rate to give the borrower relief, or other modifications of terms that deviate from the original contract.

Loans

Total gross loans outstanding (excluding deferred fees and including loans held for sale), totaled $1.1 billion at March 31, down $66.1 million or 5.4% for the first three months of 2010. Construction loans, largely secured by commercial real estate, totaled $185.1 million (16.1% of total loans) at March 31, 2010, down $31.5 million since the end of last year. Commercial real estate loans, including multi-family dwellings but excluding those in construction, decreased by $15.7 million to $645.5 million and total 56.2% of total loans outstanding, while commercial and industrial loans declined $10.5 million to $101.9 million or approximately 8.9% of total loans outstanding. One-to-four family residential loans, including loans held for sale, were $161.9 million (14.1% of total loans), down $5.1 million from year-end. Consumer lines of credit and installment and other loans decreased $3.2 million to $53.9 million (4.7% of total loans).

Investment securities and overnight investments

Securities available for sale totaled $127.8 million, an increase of $29.7 million from the level held at December 31, 2009. The Company had $536,000 classified as held to maturity at March 31, 2010 and December 31, 2009. The Company does not currently engage in trading activities and, therefore, did not hold any securities classified as trading at March 31, 2010 or December 31, 2009. Additional details related to the securities portfolio can be found in Note 5 – Securities.

Deposits

Total deposits increased $122.7 million or 10.3% during the first quarter of 2010 to $1.3 billion. Core deposits, which exclude wholesale brokered CDs, wholesale CDAR deposits, and CDs with balances in excess of $100 thousand, decreased $14.7 million or 1.9% in the past 90 days, with the decline in money market and NOW ($112.2 million) and retail CDAR’s ($9.5 million) accounts more than offsetting the increase in CDs greater than $100 thousand ($97.1 million), non interest bearing deposits ($9.0 million) and savings ($900 thousand) accounts. Non-core deposit accounts increased $137.4 million or 34.3% in the first three months of 2010.

The annualized average rate paid on total interest bearing deposits during the first three months of 2010 was 2.27%, a decrease of 69 basis points compared to the first quarter last year. This decrease resulted primarily from lower interest rate environment under which we currently operate.

Due to the Bank’s capital positions and the Resolutions as described under “Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2009, we are presently prohibited from accepting, renewing or rolling over brokered depositis, including CDAR’s, and from paying interest rates greater than 0.75% of the prevailing local rate or the national rates published by the FDIC.

Borrowings

While client deposits remain our primary source of funding for asset growth, management uses other borrowings as a funding source for loan growth, regulatory capital needs, and as a tool to manage the Company’s interest rate risk and margin. At March 31, 2010 borrowings totaled $167.4 million, an increase of $243 thousand compared to December 31, 2009. Total borrowings at March 31, 2010 consisted of $32.9 million of repurchase agreements, $16.0 million of subordinated debt and $118.5 million of FHLB advances compared to $32.7 million of repurchase agreements, 16.0 million in subordinated debt and $118.5 million in Federal Home Loan Bank (“FHLB”) Advances, respectively, at the end of 2009. Repurchase agreements and FHLB advances include $37.9 million that mature daily. The maturities of all borrowings range from October 2011 through July 2017.

Stockholders’ equity

Total stockholders’ equity was $(5.8) million at March 31, 2010 a $49.6 million decrease since December 31, 2009. Book value per common share was $(0.75) at March 31, 2010 while the tangible book value per common share was $(0.75). The Company’s Tier 1 leverage ratio decreased 307 basis points to (0.66)% at March 31, 2010 from 2.41% at December 31, 2009. The minimum Tier 1 leverage ratio for bank holding companies is 4.0%; however, regulators can require bank holding companies to satisfy higher capital requirements. At March 31, 2010, the Company’s three banks were critically undercapitalized. Additional details regarding stockholders equity and regulatory matters can be found in Note 2 – Going Concern and Note 11 – Regulatory Matters.

ANALYSIS OF RESULTS OF OPERATIONS

First Quarter 2010 Compared to First Quarter 2009

Consolidated net loss for the first quarter of 2010 totaled $48.2 million, an increase of $43.8 million or 995.5% compared to first quarter 2009.

The $1.6 million decrease in net interest income and $1.5 million increase in non-interest income against a $3.6 million or 32.6% increase in noninterest expense resulted in an efficiency ratio for the quarter of 124.0%. The increase in noninterest expense primarily relates to the writeoff of the intangible assets, repossession expenses, regulatory assessments, and professional fees. The provision for loan losses increased $36.4 million compared to the same period last year due to additional provisions for loan downgrades.

Net interest income

Net interest income in the first quarter totaled $8.0 million, down $1.6 million or 16.3% less than the first quarter of 2009. The spread between the yield on earning assets and cost of interest-bearing liabilities declined 14 basis points when comparing first quarter 2010 versus first quarter 2009. The yield on earning assets decreased 78 basis points over the same period last year to 4.97%, with continued pressures from the low rate environment under which we currently operate and the impact of non-earning assets. Interest bearing liabilities repriced during the quarter and resulted in a 64 basis point decrease in the cost of funds to 2.40%. Interest income was negatively impacted by approximately $785,000 in first quarter 2010 due to interest that was reversed on loans that migrated to nonaccrual status.

The following table represents, for the years indicated, certain information related to our average balance sheet and average yields on assets and average costs of liabilities (in thousands).

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Assets:
Earning assets:
Loans [1]	$1,027,698	$14,811	5.84%	$1,202,565	$17,299	5.83%
Interest earning deposits	142,472	86	0.24%	599	1	0.68%
Securities [2]	128,405	1,007	3.18%	121,540	1,491	4.98%
Federal funds sold	—	—	0.00%	1,581	2	0.51%

Total interest-earning assets	1,298,575	15,904	4.97%	1,326,285	18,793	5.75%

Non interest-earning assets	194,781			199,154

Total Assets	$1,493,356			$1,525,439

Liabilities:
Interest-bearing liabilities:
Interest bearing checking	$54,316	23	0.17%	$46,782	21	0.18%
Money market accounts	255,147	902	1.43%	333,778	1,553	1.89%
Savings	6,425	6	0.38%	5,975	3	0.20%
Time deposits	847,889	5,583	2.67%	666,861	6,109	3.72%
Other borrowings	167,211	1,362	3.30%	174,691	1,512	3.51%

Total interest-bearing liabilities	1,330,988	7,876	2.40%	1,228,087	9,198	3.04%
Non-interest bearing deposits	119,074			102,522
Other liabilities	761			5,252
Stockholders’ equity	42,533			189,578

Total Liabilities & Stockholders’ Equity	$1,493,356			$1,525,439

Net interest income		$8,028			$9,595

Interest-rate spread			2.57%			2.71%
Net interest margin			2.51%			2.93%
Ratio of average interest-bearing liabilities to average earning assets		102.5%			92.6%

INCREASE (DECREASE) DUE TO CHANGE IN (IN THOUSANDS)

	VOLUME	RATE	CHANGE
Increase (decrease) in interest income:
Loans[1]	$(2,520)	$32	$(2,488)
Interest earning deposits	86	(1)	85
Securities[2]	54	(538)	(484)
Federal funds sold	—	(2)	(2)

Total interest income	(2,380)	(509)	(2,889)

Increase (decrease) in interest expense:
Interest bearing checking and money market deposits	(275)	(374)	(649)
Savings deposits	—	3	3
Time deposits	1,192	(1,718)	(526)
Other borrowings	(68)	(82)	(150)

Total interest expense	849	(2,171)	(1,322)

Total change in net interest income	$(3,229)	$1,662	$(1,567)

[1]	For purposes of this analysis, non-accruing loans are not included in the average balances.
[2]	Tax-exempt income, to the extent included in the amounts above, is not reflected on a tax equivalent basis.

Noninterest income

Noninterest income was $2.7 million in the first quarter of 2010, an increase of $1.5 million or 129.6% over the same quarter last year. Gains on sale of assets, which includes gains (losses) on securities, decreased $1.4 million (down 4818.0%) as a result of securities losses ($1,112,000), more losses on sale of other real estate owned ($303,000) partially offset by greater secondary market fee income ($7,000).

Trust fees declined $129,000 or 19.7% to $525 thousand over the first quarter of 2009 primarily the result of the distressed equity market conditions. Over the past twelve months, assets under administration have increased $78.9 million, or 15.1%, to $601.4 million at March 31, 2010.

Service charges and other income increased approximately $3.0 million, or 642.2%, over the same quarter last year, due to hedge ineffectiveness ($2.9 million), greater service charge income ($60,000) due to the implementation of a more efficient process for commercial account analysis, and increased other income ($97,000) due to corrections from prior year, increased foreign exchange fees and miscellaneous fee income.

Noninterest expense

Noninterest expense totaled $14.6 million for the first quarter of 2010 compared to $11.0 million for the comparable quarter last year. This increase reflected a 32.6% or $3.6 million increase compared to first quarter 2009. Increases occurred in the areas of intangible amortization ($2.4 million or 2104.1%) related to the writeoff of the unamortized intangible balances, repossession expenses ($1.1 million or 320.5% increase) related to the increase in other real estate owned properties, regulatory assessments ($570,000 or 179.8% increase) driven by the increase in FDIC assessments, professional fees ($370,000 or 76.5% increase) driven by the capital campaign, and data processing ($97,000 or 16.6% increase). These increases in expense were partially offset by decreases in salaries and benefits ($592,000 or 11.4% decrease), equipment rental, depreciation and maintenance ($86,000 or 10.2% decrease), travel ($68,000 or 31.5% decrease), and advertising ($32,000 or 14.4% decrease).

Provision and Allowance for Loan Losses

The first quarter provision for loan losses was $43.1 million, up $36.4 million (543.3%) from first quarter 2009 as a result of loan downgrades and an increased level of net charge-offs due to the continued weakness in real estate values. At March 31, 2010, the loan loss allowance was 4.02% of total loans or 26.98% of the nonperforming loans. In comparison, the allowance for loan losses totaled $24.5 million or 1.9% of loans outstanding at March 31, 2009. There were $39.0 million in net charge-offs in the first quarter of 2010, compared to $11.8 million in the first quarter of 2009, resulting in net charge-offs to average loans of 15.18%. The primary factor impacting the amount of these charge-offs is the continued decline in property values across our Florida markets. Subsequent to March 31, 2010, we adjusted our provision due to further evaluation of our collateral values which we deemed material.

There were $171.0 million in nonperforming loans (90+ days past due and non-accruals) at March 31, 2010 compared to $115.0 million at March 31, 2009. The increase was primarily caused by the downturn in the residential real estate market which negatively impacted the liquidity of a number of borrowers. Loans thirty to eighty-nine days delinquent increased to $67.2 million at March 31, 2010 from $36.5 million at March 31, 2009.

Income Taxes

Income tax expense for the first quarter of 2010 was $1.2 million, as compared with a benefit of $2.6 million for the same period in 2009, representing effective tax rates of 2.5% and 37.2%, respectively. The effective tax rate was lower than the statutory tax rate in the current year primarily due to the valuation allowance established on the deferred tax asset.

ALLOWANCE FOR LOAN LOSSES

The Board of Directors of each Bank is responsible for overseeing the establishment of an appropriate level of the Allowance for Loan and Lease Losses in compliance with generally accepted accounting principles. An evaluation of the level of allowance for loan losses is performed on a recurring basis, and at least quarterly.

Homogenous Loan Pools

The Banks established general reserve allocations as a percentage of loans for homogeneous pools of loans where each category demonstrates similar risk characteristics. The reserve metrics are monitored and adjusted for adequacy on a quarterly basis. The following table sets forth, as of March 31, 2010, our reserves as a percentage of loans for each loan category:

Homogeneous Loan Pool	2010 BOF-Southwest	2010 BOF-Southeast	2010 BOF-Tampa Bay
Residential Land & Construction	15.80%	10.05%	40.35%
Land & Construction	7.05%	5.15%	5.40%
Home Equity Loans (Lines on 1-4 Family)	5.05%	2.45%	0.80%
1-4 Family Non Revolving – 1st Lien	2.85%	2.25%	3.75%
1-4 Family Non-Revolving – Jr Lien	8.65%	1.35%	0.75%
Multifamily	2.40%	0.55%	0.50%
Commercial Real Estate Owner Occupied	2.05%	1.20%	1.10%
Commercial Real Estate Non-Owner Occupied	3.70%	2.10%	2.55%
Commercial Non Real Estate Secured	3.95%	2.10%	1.35%
Consumer and Other Loans	2.85%	2.60%	4.80%

The total loan reserve allocations resulted in reserves of $24.6 million for the Southwest market, $12.3 million for the Southeast market, and $9.2 million for the Tampa market to total approximately $46.1 million on a consolidated basis.

Management has derived loss rates to each loan category to determine the appropriate level of allocation for that loan segment based on a 2 year loan loss history. Qualitative and environmental factors are used to adjust the historical loss rates which range between 10 and 75 basis points and include the following:

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

The factors are supported by the Banks’ history as well as economic reports and data. The trend of credit losses and delinquencies in the loan portfolio has increased dramatically since late 2008 and has begun to shift from the residential sector to commercial real estate. As criticized loans migrate to a non-performing status, the specific loan is measured individually for impairment. If the loan impairment is determined to be other than temporary, the loan is charged down to its fair market value. Management is of the opinion that the allowance for loan losses are supported and appropriate based on the following economic factors.

Delinquency and Non-Accrual Loans

Historically the delinquency experience and non-accrual loans have been low in comparison to our UBPR peers up until 2008 according to information available from the Federal Financial Institutions Examination

Council’s (FFIEC) Uniform Bank Performance Report (UBPR) summarized below. The recent economic downturn within the Banks’ footprint has caused each Bank to exceed its peers for the years ending 2008 and 2009 in all markets. The following chart shows the delinquency experience, including nonaccruals, of the individual banks against the UBPR peer group.

Year	BOFL - SW	UBPR PEER	BOFL - SE	UBPR PEER	BOFL - TB	UBPR PEER
2009	17.91%	4.73%	18.47%	4.73%	21.81%	5.60%
2008	9.26%	3.62%	5.80%	3.62%	5.53%	3.70%
2007	2.67%	2.23%	0.31%	2.23%	0.20%	1.55%
2006	0.07%	1.42%	0.26%	0.95%	1.29%	0.73%

Uniform Bank Performance Report - % Total P/D LN & LS including Nonaccrual

Changes in Charge-Offs and Recoveries

The historical loss experience for the Banks has been very minimal and below peers, prior to 2008. The recent economic downturn within the Banks footprint has caused each Bank to exceed their peers in 2009. Net charge-offs during the first quarter 2010 were $39.0 million, compared to $27.2 million in the fourth quarter 2009. The increase in net charge-offs was primarily related to valuation adjustments on commercial real estate projects.

Year	BOFL - SW	UBPR PEER	BOFL - SE	UBPR PEER	BOFL - TB	UBPR PEER
2009	5.56%	1.09%	3.64%	1.09%	5.11%	1.18%
2008	1.32%	0.53%	0.30%	0.53%	0.15%	0.49%
2007	0.07%	0.18%	0.00%	0.18%	0.00%	0.14%
2006	0.05%	0.11%	0.08%	0.14%	0.00%	0.04%

Uniform Bank Performance Report - Net Loss to Average Total LN & LS

Florida Outlook

The following table exemplifies the substantial increase in unemployment rates within the Bank’s footprint as of December 31, 2009 dating back to 2006:

Group	2009	2008	2007	2006
National	9.70%	7.10%	4.80%	4.30%
Florida	11.80%	7.80%	4.40%	3.50%
Collier County	12.00%	8.00%	4.80%	2.70%
Lee County	13.40%	9.80%	5.90%	2.90%
Broward County	10.20%	6.70%	3.90%	2.80%
Dade County	11.50%	8.50%	5.20%	3.90%
Palm Beach County	11.70%	7.90%	4.70%	3.30%
Hillsborough County	12.10%	7.90%	4.60%	3.20%
Pinellas County	12.00%	8.30%	4.70%	3.10%

As illustrated in the table above, Bank of Florida operates in many of the hardest hit counties as it relates to high unemployment rates. The high unemployment rates are due to the heavy reliance on real estate activity for employment and lack of industry as compared to Florida’s larger markets.

The general investment outlook for Florida real estate, though still mixed, remained unchanged according to the University of Florida Bergstrom Center for Real Estate Studies. While low prices and interest rates will continue to have a positive effect on absorption the continued negative trend in employment along with the nearing expiration of government incentives has curbed future expectations. The expectation for prices declined slightly this quarter as many continue to believe that prices will increase slower than inflation. The investment outlook for single family development also declined for the second consecutive quarter.

Industrial

The outlook for industrial occupancy is mixed this quarter with the expectations that there will be little to no change in occupancy. The outlook for investment in industrial remained slightly positive overall, however, the outlook in Warehouse declined from the previous quarter while the outlook improved in Flex space for the third consecutive quarter. Cap rates for industrial properties continued to move upward, suggesting increased investor uncertainty and expectations for future cap rates increased in both segments.

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

Retail

Surprisingly, according to the University of Florida Bergstrom Center for Real Estate Studies the expectations for occupancy increased for every sector but unanchored Strip Centers this quarter with the largest increase in Free Standing Retail, which indicates no change over the next quarter. The outlook for rental rate growth also improved in all but thet unanchored Strip Center segment, however all continue to expect stable rental rates. Actual cap rates declined slightly in Strip Survey of Emerging Market Conditions January 2010© 2008-9 University of Florida Bergstrom Center for Real Estate Studies Centers and Free Standing Retail and increased in the remaining sectors. The investment outlook in Retail remains mixed for all segments.

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

The Company has approved extensions of credit available from correspondent banks amounting to $79.2 million, sources for loan sales, and primarily short-term investments that could be liquidated if necessary. In addition, the Company’s banking subsidiaries are members of the Federal Home Loan Bank, but do not currently have any further borrowing capacity at this time. At March 31, 2010, the Company had $118.5 million in outstanding borrowings from the FHLB of its present $118.5 million line, and there was $79.2 million in other available lines from correspondents.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The FDIC has issued to each of our three subsidiary banks a Prompt Corrective Action Directive which required them to return to adequately capitalized status by April 17, 2010; none of the banks met this deadline.

At March 31, 2010, our consolidated Tier 1 leverage capital ratio was (0.66)%, our consolidated total risk based capital ratio was (0.86)% and our consolidated Tier 1 risk based capital ratio was (0.86)%. In addition, each of our subsidiary banks is considered to be “critically under capitalized” as of March 31, 2010. Continued losses will cause these capital ratios to fall further. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception.

Our failure to meet our regulatory capital requirements in the very near term will likely result in the closure of each of our three subsidiary banks by the OFR and the placement of them into receivership with the FDIC.

Off-Balance Sheet Financial Instruments

The Company uses various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit through loans approved but not yet funded, undisbursed lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2010, follows (in thousands):

Contract Amount
Standby letters of credit	$3,876
Undisbursed lines of credit	80,276
Commitments to extend credit	1,686

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Our market risk arises primarily from interest rate risk inherent in lending and deposit-taking and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments as of December 31, 2009, which reflect changes in market prices and rates, can be found in note 21 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe there have been no significant changes in our market risk exposure since December 31, 2009.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Porter Keadle Moore, LLP, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2009.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	Risk Factors.

Investing in shares of our common stock is speculative and involves a high degree of risk, including the risks described below. These risks are in addition to those Risk Factors described in our Form 10-K for the year ended December 31, 2009. You should carefully consider the following information about these risks, together with the other information contained in this Form 10-Q and the Risk Factors described in our Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition and the trading price of our common stock. The risks that we have highlighted here and in our Form 10-K for the year ended December 31, 2009 are not the only ones that we face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely could be material or could occur.

There are substantial doubts as to our ability to continue as a going concern and it is possible that our subsidiary banks may fail and be placed into receivership with the FDIC.

In its report dated March 2, 2010, our independent registered public accounting firm stated that our net losses raise substantial doubts about our ability to continue as a going concern. In that firm’s opinion, our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and is subject to our ability to service our existing loans in a manner that will return the Company to profitability or to identify and consummate a strategic transaction, including the potential sale of the Company. Furthermore, the Directives to require us to return our subsidiary banks to “adequately capitalized” status by April 17, 2010 or arrange for the sale of them (As of March 31, 2010, each of our bank subsidiaries was “critically undercapitalized and as of April 17, 2010, none of the banks met that deadline). If we are not able to successfully accomplish such actions, it is likely that our subsidiary banks will fail and be placed into receivership with the FDIC. Additionally, federal law also requires the FDIC to place a bank into receivership if it has remained “critically undercapitalized” for 90 days, unless the FDIC determines that other action is more appropriate. If a bank remains “critically undercapitalized” on average during the quarter beginning 270 days after the bank first became “critically undercapitalized,” the FDIC must place the bank into receivership. Bank of Florida – Southwest became “critically undercapitalized” on

December 31, 2009. Therefore, the FDIC may place it into receivership at any time. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks in order to reduce any loss or cost to the FDIC.

Our board of directors is actively considering strategic alternatives, including the offering. We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Company’s common stock. We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In addition, a transaction, which would involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. If we are unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

If any one of our subsidiary banks fails and is placed into receivership with the FDIC, it is highly likely that the FDIC will exercise its “cross guarantee” rights and take our other subsidiary banks into receivership.

Under Federal law, each of our subsidiary banks provides a “cross guarantee” to the FDIC for the other subsidiary banks. This means, that if the failure or closure of one subsidiary bank causes a loss to the FDIC, the FDIC may demand that the other subsidiary bank or banks indemnify the FDIC for such a loss. Due to the capital position of each of our subsidiary banks, it would be impossible for any of them to provide any such required indemnification payments to the FDIC. In such instance, the FDIC has the right to close such banks and take them into receivership. Therefore, it is highly likely that the failure of any of our subsidiary banks will result in the failure of all of our subsidiary banks. In such case, the Company would lose its status as a regulated bank holding company and its only operations would be that of our trust company subsidiary, which cannot be expected to provide returns or income similar to what could be expected from a multi-bank holding company.

The capital raised in our offering may not be sufficient to absorb future losses, stabilize the Company’s capital position or permit future growth.

We believe the $71.8 million size of our current offering will provide sufficient capital to return each of our bank subsidiaries to “adequately capitalized” status through the end of 2010, meet the immediate requirements of the Directives and stabilize the Company’s capital position. Each Directive will remain in place until the respective subsidiary bank remains “adequately capitalized” for four consecutive quarters. Therefore, if we experience future losses, due to continued degradation of asset quality or otherwise, the capital raised in our offering may not be sufficient to stabilize the Company and may result in further regulatory action, including the possible issuance of new Directives or the failure of our subsidiary banks and the placement of them into receivership with the FDIC. If one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks in order to reduce any loss or cost to the FDIC. Even if our subsidiary banks and the Company do continue to operate, the amount of capital we are raising in our offering may not be sufficient to permit us to resume our previous growth strategy. We expect to raise additional capital for our subsidiary banks through a subsequent offering within the next year. We are also considering borrowing funds to contribute as capital to our banks, attempting to redeem our subsidiary banks’ subordinated debentures at a discount (which would increase Tier 1 capital, but decrease total capital), consolidating our bank subsidiaries, or selling of one or more of our subsidiaries. There can be no assurance that any of these actions will be successful.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

Each of our subsidiary banks is subject to a Directive to return itself to “adequately capitalized” status by April 17, 2010; none of the banks met this deadline. Each Directive will remain in effect until the respective subsidiary bank remains “adequately capitalized” for four consecutive quarters. Furthermore, the board of directors of each of our subsidiary banks has adopted Corrective Resolutions, which commit the respective subsidiary banks to remain “well capitalized” at all times and to reach by December 31, 2009 (and thereafter maintain), a Tier 1 leverage capital ratio of at least 8% and a total risk-based capital ratio of at least 11% and to reach, by June 30, 2010 (and thereafter maintain), a total risk-based capital ratio of at least 12%. As of March 31, 2010, however, none of our subsidiary banks were “adequately capitalized” or “well capitalized,” rather each bank was “critically undercapitalized.” Any further enforcement action taken by our regulators, whether pursuant to the Directives, FDIC Orders or otherwise, could require our subsidiary banks and/or the Company to maintain higher levels of capital.

Our ability to achieve these goals depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to satisfy these capital ratios and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to meet our regulatory capital requirements could result in further formal enforcement actions against us or our subsidiary banks, the possible failure of the subsidiary banks, and could further affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends, our ability to make acquisitions, and our business, results of operations and financial condition.

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-K. The exhibits which are denominated by an (a.) were previously filed as a part of Form 10-K filed with the SEC on March 9, 2009. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (d.) were previously filed as a part of Form S-4 filed with the SEC on October 3, 2006. The exhibits which are denominated by a (e.) were previously filed as a part of Form 10-Q filed with the SEC on November 5, 2008. The exhibits which are denominated by a (f.) were previously filed as part of Form 10-QSB/A filed on September 10, 2002. The exhibits which are denominated by a (g.) were previously filed as part of Form 8-K filed on July 2, 2009. The exhibits which are denominated by a (h.) were previously filed as part of Form 10-Q filed on November 9, 2007. The exhibits which are denominated by a (i.) were previously filed as part of a Registration Statement on Form SB-2 filed with the SEC on September 24, 2004, File No. 333-116833. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (k.) were previously filed as part of Form 10-Q filed with the SEC on November 3, 2005. The exhibits that are denominated by a (l.) were previously filed as part of Form 10-K filed with the SEC on March 5, 2008. The exhibits that are denominated by a (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibits that are denominated by a (p.) were previously filed as part of Form S-8 filed with the Securities and Exchange Commission on October 30, 2009. The exhibits that are denominated by a (q) were previously filed as part of Form 8-K filed on October 19, 2009. The exhibits that are denominated by a (t) were previously filed as part of Form 8-K filed on March 24, 2010. The exhibit numbers correspond to the exhibit numbers in the referenced document.

Exhibit Number	Description of Exhibit

j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

g.3.4	Articles of Amendment to Articles of Incorporation dated June 26, 2009

q.3.5	Articles of Amendment to Restated Articles of Incorporation dated August 27, 2009

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

g.4.4	Specimen Series B Preferred Stock Certificate

g.4.7	Form of Warrant 2009 Offering

k.10.1	Amended and Restated Employment Agreement of Michael L. McMullan dated February 1, 2005

a.10.2	Change in Control Agreement of Roy N. Hellwege effective January 1, 2009

a.10.3	Change in Control Agreement of Charles K. Cross effective January 1, 2009

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

a.10.6	Deferred Compensation Plan of Bank of Florida dated November 19, 2008

a.10.7	Change in Control Agreement of Julie W. Husler effective January 1, 2009

a.10.9	Change in Control Agreement of Christopher Willman effective January 1, 2009

a.10.10	Change in Control Agreement of John B. James effective January 1, 2009

e.10.12	Change in Control Agreement of John Klumpp dated August 1, 2008

e.10.13	Change in Control Agreement of Wayne Gilmore dated August 1, 2008

a.10.14	Change in Control Agreement of Roberto Pelaez effective January 1, 2009

e.10.15	Change in Control Agreement of Charles Tipton dated August 1, 2008

a.10.17	Amendment to Amended and Restated Employment Agreement of Michael L. McMullan dated December 15, 2008

a.10.18	Deferred Compensation Agreement of Tracy L. Keegan dated December 21, 2008

a.10.19	Deferred Compensation Agreement of John S. Chaperon dated December 21, 2008

a.10.20	Deferred Compensation Agreement of Roy N. Hellwege dated December 21, 2008

p.10.21	401(k) Plan

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

o.21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

t.99.10	Supervisory Prompt Corrective Action Directive for Bank of Florida—Southeast

t.99.11	Supervisory Prompt Corrective Action Directive for Bank of Florida—Southwest

t.99.12	Supervisory Prompt Corrective Action Directive for Bank of Florida—Tampa

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: May 17, 2010	By:	/s/ Michael L. Mcmullan
Michael L. McMullan
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Tracy L. Keegan
Tracy L. Keegan
Chief Financial Officer (Principal Financial Officer)