Form 10-Q
period 2010-06-30
BANK OF FLORIDA CORP
filed 2010-12-28
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

Commission File Number 000-50091

BANK OF FLORIDA CORPORATION

A Florida Corporation

IRS Employer Identification No. 59-3535315

1185 Immokalee Road

Naples, Florida 34110

(239) 254-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐ *The registrant has not yet been phased into the interactive data requirements.

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

The number of shares outstanding of the Registrant’s common stock, as of December 28, 2010 was 12,915,898 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

(In Thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$479	$—
Interest-bearing deposits due from other banks	—	—

Total cash and cash equivalents	479	—

Restricted securities, Federal Home Loan Bank stock, at cost	76	76
Premises and equipment	1,143	1,225
Assets of discontinued operations	3,113	1,401,001
Other assets	16	41

TOTAL ASSETS	$4,827	$1,402,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities of discontinued operations	$193	$1,358,296
Accrued expenses and other liabilities	77	211

TOTAL LIABILITIES	$270	$1,358,507

Stockholders’ Equity:
Series A Preferred stock, par value $.01 per share, no shares designated, authorized, issued or outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Series B Preferred stock, par value $.01 per share, 520 shares designated, 172 shares issued and outstanding at June 30, 2010 and December 31, 2009	3,971	3,971
Undesignated Preferred stock, par value $.01 per share, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,915,898 and 12,968,898 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	130	130
Additional paid-in capital	201,256	201,173
Restricted stock, 73,600 and 168,500 shares at June 30, 2010 and December 31, 2009, respectively	(202)	(436)
Accumulated deficit	(200,606)	(162,634)
Accumulated other comprehensive income	8	1,632

TOTAL STOCKHOLDERS’ EQUITY	4,557	43,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,827	$1,402,343

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six-Months Ended June 30, 2010 and 2009

(In Thousands, except share data, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
NONINTEREST EXPENSES
Salaries and employee benefits	$333	$533	$734	$943
Occupancy	65	81	148	161
Equipment rental, depreciation and maintenance	5	45	12	96
Data processing	12	20	66	34
Stationary, postage and office supplies	30	3	7	9
Professional fees	356	258	834	508
Advertising, marketing and public relations	—	16	7	20
Other	(55)	361	34	552

TOTAL NONINTEREST EXPENSES	746	1,317	1,842	2,323

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(746)	(1,317)	(1,842)	(2,323)

Income taxes	—	(464)	—	(819)

LOSS FROM CONTINUING OPERATIONS	(746)	(853)	(1,842)	(1,504)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations
(Net of gain on disposal of $14,591)	10,983	(9,040)	(34,945)	(15,008)

Income taxes	2	(3,393)	1,185	(5,639)

GAIN (LOSS) ON DISCONTINUED OPERATIONS	10,981	(5,647)	(36,130)	(9,369)

NET INCOME (LOSS)	$10,235	$(6,500)	$(37,972)	$(10,873)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED (see footnote 8)	$0.80	$(0.51)	$(2.96)	$(0.85)

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	12,842,298	12,779,020	12,824,936	12,779,020

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six-Months Ended June 30, 2010 (unaudited)

(In Thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Restricted	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2009	172	$3,971	12,968,898	$130	$201,173	$(436)	$(162,634)	$1,632	$43,836
Net loss	—	—	—	—	—	—	(37,972)	—	(37,972)
Common stock forfeited	—	—	(53,000)	—	(153)	153	—	—	—
Stock compensation expense	—	—	—	—	236	81	—	—	317
Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	—	(1,964)	(1,964)
Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	340	340

Balance, June 30, 2010	172	$3,971	12,915,898	$130	$201,256	$(202)	$(200,606)	$8	$4,557

See accompanying notes to consolidated financial statements

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$10,235	$(6,500)	$(37,972)	$(10,873)
Other comprehensive income :
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period, net of income tax of $83, $1,110, $215 and $722, respectively	(137)	(1,842)	(354)	(1,198)
Reclassification adjustment for losses realized in net loss:
Reclassification adjustment for losses realized in net loss, net of income tax benefit of $418	—	—	694	—
Unrealized (losses) gains on interest rate swap:
Unrealized holding losses arising during the period, net of income tax benefit of $500, and $498, respectively	—	(829)	—	(826)
Reclassification adjustment for gains realized in net loss:
Reclassification adjustment for gains realized in net loss, net of income tax (benefit) of $1,184	—	—	(1,964)	—

Comprehensive income (loss)	$10,098	$(9,171)	$(39,596)	$(12,897)

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Months Ended June 30, 2010 and 2009

(In Thousands)

	(unaudited)
	Six-Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,972)	$(10,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47	119
Net adjustment to net loss from discontinued operations	51,840	14,695
Gain on discontinued operations, net	(14,591)	—
Deferred income taxes	—	251
(Increase) decrease in other assets	216	(1,582)
Stock compensation expense	317	77
Increase (decrease) in accrued expenses and other liabilities	(258)	781

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(401)	3,468

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans held for investment	—	—
Net investing activity from discontinued operations	(152,994)	(3,180)
Disposed (purchase) of premises and equipment, net	122	(36)

NET CASH USED IN INVESTING ACTIVITIES	(152,872)	(3,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Net financing activity from discontinued operations	87,577	(12,542)
Issuance of Series B preferred stock	—	3,525

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	87,577	(9,017)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65,696)	(8,765)

CASH AND CASH EQUIVALENTS:
Beginning of period, including cash and cash equivalents of discontinued operations of $68,667 and $47,938, respectively	68,667	47,938

End of period, including cash and cash equivalents of discontinued operations of $2,492 and $39,173, respectively	$2,971	$39,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,499	$18,111

Noncash Transactions:
Unrealized holding loss on securities available-for-sale	$354	$(1,198)

Unrealized holding (loss) gain on derivatives	$—	$(826)

Transfer of Loans to Other Real Estate Owned	$13,836	$6,332

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiary Bank of Florida Trust Company (the “Trust Company”). In addition, such financial statements also include the accounts of the Company’s previous three subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, Bank of Florida – Tampa Bay (collectively, the “Banks”), through May 28, 2010, the date on which they were closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). All significant intercompany balances and transactions have been eliminated.

Since the Banks were placed into receivership, our only remaining operations are those of theTrust Company, which can not be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transactions. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company.

The Banks provided a broad range of commercial and consumer banking services primarily within the Naples, Ft. Myers, Ft. Lauderdale, Palm Beach, Miami-Dade and Tampa Bay areas of Florida. The Trust Company offers investment management, trust administration, estate planning, and financial planning services. The assets under administration of theTrust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of June 30, 2010 and December 31, 2009, and the results of operations and cash flows for the six month period ended June 30, 2010 and 2009. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010 or any other interim period.

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

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the June 30, 2010 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 2—Discontinued Operations and Assets Held for Sale

On May 28, 2010, the Banking subsidiaries were closed and all of their assets and liabilities were transferred into receivership with the FDIC. All balance sheet and operating data for these subsidiaries are reflected as discontinued operations.

The following presents the components of the assets and liabilities of discontinued operations as of June 30, 2010 and December 31, 2009 and revenues, expenses and income (loss) from discontinued operations, excluding the gain resulting from the transfer of the banking subsidiaries to the FDIC receivership of $14.6 million, for the three months and six months ended June 30, 2010 and 2009 ( in thousands):

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Cash and cash equivalents	$2,492	$68,667
Securities	557	98,674

Loans	—	1,213,033
Less: Allowance for loan loss	—	42,063

Net loans	—	1,170,970
	—
Restricted securities, Federal Home Loan Bank stock, at cost	—	8,567
Premises and equipment	4	26,057
Accrued interest receivable	3	4,805
Cash surrender value of life insurance	—	3,679
Deferred tax asset	(7)	200
Intangible asset	—	2,471
Foreclosed real estate, net	—	14,357
Other assets	64	2,554

Total assets from discontinued operations	$3,113	$1,401,001

Deposits	$	$1,187,318
Subordinated debt	—	16,000
Other borrowings	—	32,681
Federal home loan bank advances	—	118,457
Accrued interest payable	—	2,045
Accrued expenses and other liabilities	193	1,795

Total liabilities from discontinued operations	193	1,358,296

Net assets of discontinued operations	$2,920	$42,705

	Three-months ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Net interest income	$4,561	$9,435	$12,589	$19,029
Loan loss provision	—	9,764	43,077	16,456
Noninterest income	520	2,677	3,151	3,832
Noninterest expense	8,689	11,388	22,197	21,413
Income taxes	2	(3,393)	1,187	(5,639)

Loss from discontinued operations	$3,610	$5,647	$50,721	$9,369

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 3—Going Concern

On May 28, 2010, the Banks were closed by the OFR and placed into receivership with the FDIC. Our failure to comply with the capital requirements of a number of regulatory enforcement actions to which we were subject was the cause of the failure of the Banks. Since then, our only remaining operations are those of the Trust Company, which can not be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transactions. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following the divestiture of the Trust Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

NOTE 4—Stock-based Compensation

The Company has a stock option plan which provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The exercise price of the stock options may not be less than the book value of common stock on the date the option is granted. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At June 30, 2010, there were 575,430 shares available for grant under the Plan.

The total fair value of shares vested and recognized as compensation expense for the three months ended June 30, 2010 and 2009 was $30,000 and $53,000, respectively. The total fair value of shares vested and recognized as compensation expense for the six-months ended June 30, 2010 and 2009 was $83,000 and $121,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of June 30, 2010, the Company had 44,008 nonvested options outstanding and there was $235,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis, over the vesting periods, through December 15, 2013.

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

There were no options exercised in the six months ended June 30, 2010 and 2009. Stock option activity during the period was as follows (in thousands, except per share data):

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2009	539,768	$14.19

Granted	—	—

Exercised	—	—

Forfeited	(98,111)	12.57

Balance, June 30, 2010	441,657	$14.55	4.0 years	$—

Exercisable, June 30, 2010	397,649	$14.34	3.7 years	$—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Stock-based Compensation (Cont’d)

The Company granted restricted stock for 176,500 shares to senior officers as of March 16, 2009. The stock may vest in installments or in total upon satisfaction of the stipulated conditions. If the restrictions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. All shares of restricted stock will be held by the Company until the restrictions are satisfied. The grants are divided into the following three categories: restricted shares vesting in one year (31,500 shares), performance based restricted shares vesting over three years and upon the Company’s achieving certain performance goals (63,000 shares) and restricted shares vesting over five years (82,000 shares). There were 73,600 nonvested shares of restricted stock as of June 30, 2010 and 61,000 shares of restricted stock were forfeited upon the cessation of eight officer’s employment. Compensation expense totaling $28,000 and $81,000 was recognized during the three and six months ended June 30, 2010 in connection with restricted stock.

In connection with the issuance of Series B Preferred Stock, a total of 124,852 warrants were granted in 2009. Each warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The warrants are nontransferable. At June 30, 2010 and December 31, 2009 warrants to purchase 124,852 common shares at an average exercise price of $3.44 were outstanding.

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries in connection with the formations of the Company and its subsidiaries. All of these warrants have been exercised or have expired. Compensation expense totaling $1,000 was recognized during the six months ended June 30, 2010.

NOTE 5—Recent Accounting Pronouncements

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Securities

The Company had $557,000 in securities included with assets of discontinued operations as of June 30, 2010 and all remaining securities were transferred to the FDIC as receiver as of May 28, 2010.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets as of December 31, 2009 are as follows (In thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

Available for sale securities:
Mortgage-backed securities	$87,547	$41	$(548)	$87,040
U.S. Treasury and government agency securities	10,598	12	(39)	10,571
Equity securities	508	1	—	509

Total securities available for sale	$98,653	$54	$(587)	$98,120

Securities held to maturity- other bonds	$554	$—	$(18)	$536

There were no sales of securities available for sale for the six months ended June 30, 2010.

NOTE 7—Loans

The company had no loans outstanding at June 30, 2010 as all loans were transferred to the FDIC as receiver for the Bank subsidiaries as of May 28, 2010.

The composition of the loan portfolio at December 31, 2009 is as follows (In thousands):

December 31, 2009
Real estate:
Commercial real estate	$625,703
Land and construction	216,565
One-to-four family residential	167,015
Multi-family	35,522

Total real estate loans	$1,044,805
Commercial and industrial loans	112,385
Lines of credit	45,247
Consumer loans	11,925

Total gross loans held for investment	1,214,362
Less: allowance for loan losses	(42,063)
Less: deferred loan fees, net	(1,329)

Total loans held for investment, net	$1,170,970

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Loans (cont’d)

The following is a summary of information pertaining to collateral dependant impaired and nonaccrual loans (In thousands):

December 31, 2009
Impaired loans without a valuation allowance	$72,343
Impaired loans with a valuation allowance	141,037

Total impaired loans	$213,380

Valuation allowance related to impaired loans	$27,707

Total nonaccrual loans	$164,474
Loans defined as Troubled Debt Restructuring – accruing	$48,899
Total loans ninety days or more past due and still accruing	$7

Total impaired loans	$213,380

Total other real estate owned	$14,357
Loans defined as Troubled Debt Restructuring	$90,592

The Company had $90.6 million in loans that were defined as troubled debt restructuring at December 31, 2009.

The activity in the allowance for loan losses for June 30, 2010 and the year ended December 31, 2009 is as follows (In thousands):

	June 30, 2010	December 31, 2009
Balance at beginning of period	$42,063	$29,533
Provision charged to operations	43,077	73,670
Charge-offs	(42,219)	(61,334)
Recoveries	2,895	194
Eliminated due to FDIC receivership of subsidiaries	(45,816)	—

Balance at end of period	$—	$42,063

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—(Loss) Income Per Common Share

Basic (loss) income per share represents net (loss) income divided by the weighted-average number of common shares outstanding during the period. Dilutive (loss) income per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing (loss) income per share for the three months ended June 30, 2010 and 2009 are summarized as follows (in thousands, except share data):

	For the three months ended June 30,
	2010			2009
	Net Income	Weighted- Average Shares Outstanding	Income Per Share	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share
Loss available to common shareholders from continuing operations	$(746)	12,842,298	$(0.06)	$(853)	12,779,020	$(0.07)
(Loss) income available to common shareholders from discontinued operations	10,981	12,842,298	0.86	(5,647)	12,779,020	(0.44)

(Loss) income available to common shareholders	$10,235	12,842,298	$0.80	$(6,500)	12,779,020	$(0.51)

Components used in computing income per share for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands, except share data):

	For the six months ended June 30,
	2010			2009
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share
Loss available to common shareholders from continuing operations	$(1,842)	12,824,936	$(0.14)	$(1,504)	12,779,020	$(0.12)
Loss available to common shareholders from discontinued operations	(36,130)	12,824,936	(2.82)	(9,369)	12,779,020	(0.73)

Loss available to common shareholders	$(37,972)	12,824,936	$(2.96)	$(10,873)	12,779,020	$(0.85)

During the three and six months ended June 30, 2010 and 2009, all stock options and warrants were excluded from diluted earnings per share calculations because the Company recorded a loss for those periods or the Company’s stock price was lower than the exercise price for all options and warrants outstanding.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 9—Fair Values of Financial Instruments and Fair Value Measurements

The fair value estimates are presented for financial instruments without attempting to estimate the value of the Company’s long-term relationships with depositors and the benefit that results from low cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

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

The following tables present the estimates of fair value of financial instruments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Cash and cash equivalents	$479	479
Restricted securities	76	76

	December 31, 2009
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Restricted securities	$76	$76

NOTE 10—Regulatory Matters

General

On May 28, 2010, the Banks were closed by the OFR and placed into receivership with the FDIC. Our failure to comply with the capital requirements of a number of regulatory enforcement actions to which we were subject was the cause of the failure of the Banks.

Prompt Corrective Action Directives

Each of our bank subsidiaries received a Prompt Corrective Action Directive (the “Directives”) from the FDIC, due to their capital status. The Directives required that within 30 days of the effective date of the Directives (by April 17, 2010), the subsidiary banks must: (1) be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution. By May 28, 2010, we had been unable to successfully complete our $71.8 million stock offering, find an alternative source of capital or arrange to be acquired. As a result, all three Banks were closed and placed into receivership with the FDIC on that date.

Consent Orders

In May 2010, the board of directors of each of the Banks stipulated to the entry of formal enforcement actions with respect to the Banks in the form of consent orders (“FDIC Orders”). Among other requirements, but most significantly, the FDIC Orders required that each “Bank shall have capital at a level sufficient to restore the Bank to an “adequately capitalized” capital category” and, within 30 days, submit to the FDIC a plan to achieve and maintain a Tier 1 leverage capital ratio of at least 8% and a total risk based capital ratio of at least 12%. As described above, it was apparent that we would be unable to comply with these requirements and each Bank was closed on May 28, 2010.

Holding Company Board Resolutions

Prior to the closure of the Banks, the Company was subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). At the request of the Federal Reserve Bank of Atlanta our board of directors adopted certain resolutions (“Board Resolutions”) on October 19, 2009. The essential provisions of the Board Resolutions provided that the Company would not, without prior Federal Reserve approval, incur debt or reduce the Company’s capital position other than the payment of normal and routine operating expenses. The Company’s status as a bank holding company and the Federal Reserve’s ability to enforce the Board Resolutions terminated when the Banks were closed on May 28, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of Bank of Florida Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect Bank of Florida Corporation’s financial performance and could cause actual results for fiscal 2010 and beyond to differ materially from those expressed or implied in such forward-looking statements. Bank of Florida Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Bank of Florida Corporation was incorporated in Florida in September 1998. On May 28, 2010, each of our three subsidiary banks (Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay) was closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). Since then, our only remaining operations are those of Bank of Florida Trust Company (“the Trust Company”), which can not be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transaction. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets decreased to $4.8 million at June 30, 2010 from $1.4 billion at December 31, 2009 as a result of assumption by the FDIC as receiver of all assets and liabilities of the Bank subsidiaries on May 28, 2010. The remaining assets of the Company are primarily related to the Trust Company, our only remaining operating subsidiary, which can not be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transaction. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company.

Consolidated net loss from continuing operations for the second quarter of 2010 was $746,000 compared to $853,000 for the second quarter of 2009. Consolidated net loss from continuing operations for the first six months of 2010 was $1.8 million compared to $1.5 million for the first six months of 2009. These operating losses reflect the expenses related to the remaining corporate activities as all of the assets and liabilities of the operating subsidiaries have been transferred to the FDIC as receiver or are in the process of being divested.

Consolidated net income from discontinued operations for the second quarter of 2010 was $11.0 million compared to a net loss of $5.6 million for the second quarter of 2009. Net income for the second quarter of 2010 included a $14.6 million gain on the disposal of the banking subsidiaries as certain estimated net losses and expenses reported in prior periods were not realized on a cash basis prior to transfer of the banking subsidiary assets and liabilities to the FDIC as receiver. Consolidated net loss from discontinued operations for the first six months of 2010 was $36.1 million compared to $9.4 million for the first six months of 2009.

Total stockholders’ equity was $4.6 million at June 30, 2010 compared to $43.8 million at December 31, 2009. Book value per common share was $0.05 at June 30, 2010 while tangible book value was $0.05.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

On May 28, 2010, each of our three subsidiary banks (Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay) was closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). Since then, our only remaining operations are those of Bank of Florida Trust Company. The revenues and profits of the Trust Company are greatly influenced by the value of assets held under advice. The value of assets under advice, in turn, is greatly affected by market factors such as stock market performance and interest rate fluctuations. .

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Porter Keadle Moore, LLP, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2009.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the six months ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Shares of our common stock likely have no value.

Due to the size, revenues, profit potential and value of our Trust Company operations relative to our preferred stock’s $5.8 million in liquidation preference, it is likely that the shares of our common stock have no value.

There are substantial doubts as to our ability to continue as a going concern or to continue viable operations.

On May 28, 2010, our three bank subsidiaries were closed by the Florida Office of Financial Regulation and placed into receivership with the Federal Deposit Insurance Corporation. Bank of Florida Trust Company can not be expected to provide significant revenue or profits relative to the potential of our prior operations. Although we are presently continuing to operate the Trust Company we are also currently evaluating our options relative to the Trust Compnay, which include continuing to operate it, selling it, merging it into another financial and any other reasonable, viable strategic transaction. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company. If we do elect to divest of the Trust Company, or if we are not successful in continuing its operations in a profitable manger, we may not be able to continue as a going concern. In which case, share of our common stock will have no value.

Any dividends received from the profitable operation of the Trust Company, or proceeds received from a sale of the Trust Company, will likely be distributed to our Series B Preferred Stockholders and our common shareholders will receive nothing for their shares

If we successfully operate the Trust Company, or are successful in divesting of the Trust Company, it is likely that any dividends or proceeds will be distributed to the holders of our Series B Preferred Stock, which has a $5.8 million aggregate liquidation preference relative to our common stock. Our common shareholders should expect to receive nothing from the continued operations of the Trust Company or from the sale of the Trust Company (and subsequent dissolution or winding up of the Company).

Shares of our common stock are extremely illiquid.

Following the failure of our three bank subsidiaries, our common stock was delisted from the Nasdaq stock market. Shares of our common stock now trade on the “pink sheets,” which is far less liquid than the Nasdaq. Therefore, you may not be able to sell your stock at a price you find acceptable, or at all.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

The Company has not declared or paid the dividends due on January 1, 2010, April 1, 2010, July 1, 2010 or October 1, 2010 on the outstanding shares of its Series B Preferred Stock. As of June 30, 2010, the aggregate amount of dividends in arrears totaled $215,000 and as of December 16, 2010, totaled $430,000.

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-K. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (g.) were previously filed as part of Form 8-K filed on July 2, 2009. The exhibits which are denominated by a (h.) were previously filed as part of Form 10-Q filed on November 9, 2007. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a The exhibits that are denominated by a (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibits that are denominated by a (p.) were previously filed as part of Form S-8 filed with the Securities and Exchange Commission on October 30, 2009.

Exhibit Number	Description of Exhibit

j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

g.3.4	Articles of Amendment to Articles of Incorporation dated June 26, 2009

q.3.5	Articles of Amendment to Restated Articles of Incorporation dated August 27, 2009

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

g.4.4	Specimen Series B Preferred Stock Certificate

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

p.10.21	401(k) Plan

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: December 16, 2010	By:	/s/ Joe B. Cox
Joe B. Cox
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)