Form 10-Q
period 2010-09-30
BANK OF FLORIDA CORP
filed 2011-03-03
CIK 1082368

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

Commission File Number 000-50091

BANK OF FLORIDA CORPORATION

A Florida Corporation

IRS Employer Identification No. 59-3535315

850 Park Shore Drive

Suite 204

Naples, Florida 34103

(239) 322-3706

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

The number of shares outstanding of the Registrant’s common stock, as of March 2, 2011 was 12,842,298 shares of $.01 par value common stock.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

(In Thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$209	$—

Restricted securities, Federal Home Loan Bank stock, at cost	76	76
Premises and equipment	1,117	1,225
Assets of discontinued operations	2,984	1,401,001
Other assets	13	41

TOTAL ASSETS	$4,399	$1,402,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities of discontinued operations	$194	$1,358,296
Accrued expenses and other liabilities	230	211

TOTAL LIABILITIES	$424	$1,358,507

Stockholders’ Equity:
Series B Preferred stock, par value $.01 per share, 520 shares designated, 172 shares issued and outstanding at September 30, 2010 and December 31, 2009	3,971	3,971
Common stock, par value $.01 per share, 20,000,000 shares authorized, 12,842,298 and 12,968,898 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	130	130
Additional paid-in capital	201,065	201,173
Restricted stock, 168,500 shares at December 31, 2009	—	(436)
Accumulated deficit	(201,196)	(162,634)
Accumulated other comprehensive income	5	1,632

TOTAL STOCKHOLDERS’ EQUITY	3,975	43,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,399	$1,402,343

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Months Ended September 30, 2010 and 2009

(In Thousands, except share data, unaudited)

	Three-months ended Sept 30,		Nine-months ended Sept 30,
	2010	2009	2010	2009

NONINTEREST EXPENSES
Salaries and employee benefits	$120	$428	$854	$1,370
Occupancy and equipment	34	123	194	380
Professional fees	233	344	1,067	853
Other	65	172	187	786

TOTAL NONINTEREST EXPENSES	452	1,067	2,302	3,389

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(452)	(1,067)	(2,302)	(3,389)

Income taxes	—	(257)	—	(1,076)

LOSS FROM CONTINUING OPERATIONS	(452)	(810)	(2,302)	(2,313)

DISCONTINUED OPERATIONS
Loss from discontinued operations (Net of gain on disposal of $14,591)	(175)	(86,517)	(35,075)	(101,526)

Income taxes	—	(9,247)	1,185	(14,886)

LOSS ON DISCONTINUED OPERATIONS	(175)	(77,270)	(36,260)	(86,640)

NET LOSS	$(627)	$(78,080)	$(38,562)	$(88,953)

NET LOSS PER SHARE: BASIC AND DILUTED (see footnote 8)	$(0.05)	$(6.10)	$(3.01)	$(6.96)

WEIGHTED-AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	12,842,298	12,795,054	12,824,936	12,784,423

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine-Months Ended September 30, 2010 (unaudited)

(In Thousands, except share and per share data)

					Additional			Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Restricted	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2009	172	$3,971	12,968,898	$130	$201,173	$(436)	$(162,634)	$1,632	$43,836

Net loss	—	—	—	—	—	—	(38,562)	—	(38,562)

Common stock forfeited	—	—	(126,600)	—	(363)	363	—	—	—

Stock compensation expense	—	—	—	—	255	73	—	—	328

Changes in fair value of interest rate swap, net of tax	—	—	—	—	—	—	—	(1,964)	(1,964)

Changes in fair value on available-for-sale securities, net of tax	—	—	—	—	—	—	—	337	337

Balance, September 30, 2010	172	$3,971	12,842,298	$130	$201,065	$—	$(201,196)	$5	$3,975

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands, unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2010	2009	2010	2009
Net loss	$(627)	$(78,080)	$(38,562)	$(88,953)
Other comprehensive loss :
Unrealized gain (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of income tax of ($432), $215, ($217), respectively	—	716	(354)	361
Reclassification adjustment for (losses) gains realized in net loss:
Reclassification adjustment for (losses) gains realized in net loss, net of income tax of $193, ($418), $701, respectively	—	(318)	691	(1,163)
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period, net of income tax of $122, and $620, respectively	—	(203)	—	(1,029)
Reclassification adjustment for losses realized in net loss:
Reclassification adjustment for losses realized in net loss, net of income tax of $1,184	—	—	(1,964)	—

Comprehensive loss	$(627)	$(77,885)	$(40,189)	$(90,784)

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Months Ended September 30, 2010 and 2009

(In Thousands)

	(unaudited)
	Nine-Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,562)	$(88,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	71	176
Loss on write-off of other securities	—	163
Net adjustment to net loss from discontinued operations	51,701	94,759
Deferred income taxes	—	301
Gain on discontinued operations, net	(14,591)	—
Change in other assets	16	(5,276)
Stock compensation expense	328	164
Change in accrued expenses and other liabilities	141	196

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(896)	1,530

CASH FLOWS FROM INVESTING ACTIVITIES
Net investing activity from discontinued operations	(152,909)	(3,614)
Disposed (purchase) of premises and equipment, net	37	(19)

NET CASH USED IN INVESTING ACTIVITIES	(152,872)	(3,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Net financing activity from discontinued operations	87,577	24,982
Issuance of Series B preferred stock	—	4,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	87,577	29,282

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,191)	27,179

CASH AND CASH EQUIVALENTS:
Beginning of period, including cash and cash equivalents of discontinued operations of $68,667 and $47,938, respectively	68,667	47,938

End of period, including cash and cash equivalents of discontinued operations of $2,267 and $75,117, respectively	$2,476	$75,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,499	$26,525

Noncash Transactions:
Change in unrealized holding gains/losses on securities available-for-sale	$354	$(361)

Transfer of loans to other real estate owned	$13,836	$11,654

See accompanying notes to consolidated financial statements.

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Organization and Basis of Presentation

The consolidated financial statements of Bank of Florida Corporation (the “Company”) include the accounts of the Company and its wholly-owned subsidiary Florida Trust Company (the “Trust Company”). In addition, such financial statements also include the accounts of the Company’s previous three subsidiaries, Bank of Florida – Southwest, Bank of Florida – Southeast, Bank of Florida – Tampa Bay (collectively, the “Banks”), through May 28, 2010, the date on which they were closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). All significant intercompany balances and transactions have been eliminated.

Since the Banks were placed into receivership, our only remaining operations are those of the Trust Company, which cannot be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transactions. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company.

The Banks provided a broad range of commercial and consumer banking services primarily within the Naples, Ft. Myers, Ft. Lauderdale, Palm Beach, Miami-Dade and Tampa Bay areas of Florida. The Trust Company offers investment management, trust administration, estate planning, and financial planning services. The assets under administration of the Trust Company, as well as the obligations associated with those assets, are not included as part of the consolidated financial statements of the Company.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to present fairly our financial position as of September 30, 2010 and December 31, 2009, and the results of operations and cash flows for the nine month period ended September 30, 2010 and 2009. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2010 or any other interim period.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

Reclassifications:

Certain reclassifications have been made to prior period financial statements to conform to the September 30, 2010 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

NOTE 2—Discontinued Operations and Assets Held for Sale

On May 28, 2010, the Bank subsidiaries were closed and all of their assets and liabilities were transferred into receivership with the FDIC. All balance sheet and operating data for these subsidiaries are reflected as discontinued operations.

The following presents the components of the assets and liabilities of discontinued operations as of September 30, 2010 and December 31, 2009 and revenues, expenses and loss from discontinued operations, excluding the gain resulting from the transfer of the banking subsidiaries to the FDIC receivership of $14.6 million, for the three months and nine months ended September 30, 2010 and 2009 ( in thousands):

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Cash and cash equivalents	$2,370	$68,667
Securities	559	98,674

Loans	—	1,213,033
Less: Allowance for loan loss	—	42,063

Net loans	—	1,170,970
	—
Restricted securities, Federal Home Loan Bank stock, at cost	—	8,567
Premises and equipment	5	26,057
Accrued interest receivable	1	4,805
Cash surrender value of life insurance	—	3,679
Deferred tax asset	—	200
Intangible asset	—	2,471
Foreclosed real estate, net	—	14,357
Other assets	49	2,554

Total assets from discontinued operations	$2,984	$1,401,001

Deposits	$	$1,187,318
Subordinated debt	—	16,000
Other borrowings	—	32,681
Federal home loan bank advances	—	118,457
Accrued interest payable	—	2,045
Accrued expenses and other liabilities	194	1,795

Total liabilities from discontinued operations	194	1,358,296

Net assets of discontinued operations	$2,790	$42,705

	Three-months ended September 30,		Nine-months ended September 30,
	2010	2009	2010	2009
Net interest income	$6	$9,553	$12,595	$28,582
Loan loss provision	—	25,719	43,077	42,176
Noninterest income	398	1,595	3,549	5,426
Noninterest expense	579	71,946	22,733	93,358
Income taxes	—	(9,247)	1,185	(14,886)

Loss from discontinued operations	$175	$77,270	$50,851	$86,640

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

NOTE 4—Stock-based Compensation

The Company has a stock option plan which provides for the grant of options at the discretion of the Board of Directors or a committee designated by the Board of Directors to administer the Plan. Each stock option granted under the Plan has a maximum term of ten years subject to earlier termination in the event the participant ceases to be an employee. The exercise price of the stock options may not be less than the book value of common stock on the date the option is granted. The committee shall determine the period during which stock options vest at the date of grant. The Plan will terminate on June 8, 2016. At September 30, 2010, there were no shares available for grant under the Plan.

All shares were forfeited as of September 30, 2010. The total fair value of shares vested and recognized as compensation expense for the three and nine months ended September 30, 2010 was $9,000 and $328,000, respectively. The total fair value of shares vested and recognized as compensation expense for the three and nine months ended September 30, 2009 was $192,000 and $387,000, respectively. There was no associated tax benefit recognized in connection with these incentive stock options. As of September 30, 2010, the Company had no options outstanding.

There were no options exercised in the nine months ended September 30, 2010 and 2009. Stock option activity during the period was as follows:

Stock Option Plan

	OPTIONS OUTSTANDING	WEIGHTED AVERAGE OPTION PRICE PER SHARE	REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE (in thousands)
Balance December 31, 2009	539,768	$14.19
Granted	—	—
Exercised	—	—
Forfeited	(539,768)	14.19

Balance, September 30, 2010	—	$—	—	$—

Exercisable, September 30, 2010	—	$—	—	$—

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 4—Stock-based Compensation (Cont’d)

The Company granted restricted stock for 176,500 shares to senior officers as of March 16, 2009. The stock was to vest in installments or in total upon satisfaction of the stipulated conditions. If the restrictions are not satisfied, the shares are forfeited and again become available under the 2006 Stock Compensation Plan. All shares of restricted stock were forfeited as of September 30, 2010.

In connection with the issuance of Series B Preferred Stock, a total of 124,852 warrants were granted in 2009. Each warrant permits its holder to purchase 720, 742, or 772 shares of Company common stock at $3.47, $3.37, or $3.24, respectively, per share at any time during the ten year period commencing on issuance. The warrants are nontransferable. At September 30, 2010 and December 31, 2009 warrants to purchase 124,852 common shares at an average exercise price of $3.44 were outstanding.

The Company has also issued warrants to certain members of the Boards of Directors and Advisory Boards of the Company and its subsidiaries in connection with the formations of the Company and its subsidiaries. All of these warrants have been exercised or have expired. Compensation expense totaling $1,000 was recognized during the nine months ended September 30, 2010.

NOTE 5—Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 provides amendments to Subtopic 855-10 as follows: 1) An entity that is an SEC filer or a conduit bond obligor for conduit debt securities traded in a public market is required to evaluate subsequent events through the date the financial statements are issued, 2) An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or the appropriate entity under Section 12(i) of the Securities Exchange Act of 1934, 3) An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated, 4) The definition of public entity has been removed, and 5) The scope of the reissuance disclosure requirements is refined to include revised financial statements only. All amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors which is effective for interim and annual periods ending after June 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 6—Securities

The Company had $559,000 in securities included with assets of discontinued operations as of September 30, 2010 and all remaining securities were transferred to the FDIC as receiver as of May 28, 2010.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale shown in the consolidated balance sheets as of December 31, 2009 were as follows (In thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Available for sale securities:
Mortgage-backed securities	$87,547	$41	$(548)	$87,040
U.S. Treasury and government agency securities	10,598	12	(39)	10,571
Equity securities	508	1	—	509

Total securities available for sale	$98,653	$54	$(587)	$98,120

Securities held to maturity- other bonds	$554	$—	$(18)	$536

There were no sales of securities available for sale for the nine months ended September 30, 2010.

NOTE 7—Loans

The company had no loans outstanding at September 30, 2010 as all loans were transferred to the FDIC as receiver for the Bank subsidiaries as of May 28, 2010.

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

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 7—Loans (cont’d)

The following is a summary of information pertaining to collateral dependant impaired and nonaccrual loans (In thousands):

December 31, 2009

Impaired loans without a valuation allowance	$72,343
Impaired loans with a valuation allowance	141,037

Total impaired loans	$213,380

Valuation allowance related to impaired loans	$27,707

Total nonaccrual loans	$164,474
Loans defined as Troubled Debt Restructuring – accruing	$48,899
Total loans ninety days or more past due and still accruing	$7

Total impaired loans	$213,380

Total other real estate owned	$14,357
Loans defined as Troubled Debt Restructuring	$90,592

The Company had $90.6 million in loans that were defined as troubled debt restructuring at December 31, 2009.

The activity in the allowance for loan losses for September 30, 2010 and the year ended December 31, 2009 is as follows (In thousands):

	September 30, 2010	December 31, 2009
Balance at beginning of period	$42,063	$29,533
Provision charged to operations	43,077	73,670
Charge-offs	(42,219)	(61,334)
Recoveries	2,895	194
Eliminated due to FDIC receivership of subsidiaries	(45,816)	—

Balance at end of period	$—	$42,063

BANK OF FLORIDA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Unaudited)

NOTE 8—Loss Per Common Share

Basic loss per share represents net loss divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share is computed based on the weighted-average number of common shares outstanding plus the effect of stock options and warrants outstanding computed using the treasury stock method.

Components used in computing loss per share for the three months ended September 30, 2010 and 2009 are summarized as follows (in thousands, except share data):

	For the three months ended September 30,
	2010			2009
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share
Loss available to common shareholders from continuing operations	$(452)	12,842,298	$(0.04)	$(810)	12,795,054	$(0.06)
Loss available to common shareholders from discontinued operations	(175)	12,842,298	(0.01)	(77,270)	12,795,054	(6.04)

Loss available to common shareholders	$(627)	12,842,298	$(0.05)	$(78,080)	12,795,054	$(6.10)

Components used in computing income per share for the nine months ended September 30, 2010 and 2009 are summarized as follows (in thousands, except share data):

	For the nine months ended September 30,
	2010			2009
	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share	Net Loss	Weighted- Average Shares Outstanding	Loss Per Share
Loss available to common shareholders from continuing operations	$(2,302)	12,824,936	$(0.18)	$(2,313)	12,784,423	$(0.18)
Loss available to common shareholders from discontinued operations	(36,260)	12,824,936	(2.83)	(86,640)	12,784,423	(6.78)

Loss available to common shareholders	$(38,562)	12,824,936	$(3.01)	$(88,953)	12,784,423	$(6.96)

During the three and nine months ended September 30, 2010 and 2009, all stock options and warrants were excluded from diluted earnings per share calculations because the Company recorded a loss for those periods or the Company’s stock price was lower than the exercise price for all options and warrants outstanding.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Restricted securities: The carrying value of Federal Home Loan Bank Stock approximates its fair value since it is restricted stock and would only be sold to the Federal Home Loan Bank at cost.

The following tables present the estimates of fair value of financial instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	CARRYING AMOUNT	ESTIMATED FAIR VALUE

Financial assets:
Cash and cash equivalents	$209	209
Restricted securities	76	76

	December 31, 2009
	CARRYING AMOUNT	ESTIMATED FAIR VALUE
Financial assets:
Restricted securities	$76	$76

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

OVERVIEW

Bank of Florida Corporation was incorporated in Florida in September 1998. On May 28, 2010, each of our three subsidiary banks (Bank of Florida – Southwest, Bank of Florida – Southeast and Bank of Florida – Tampa Bay) was closed by the Florida Office of Financial Regulation (“OFR”) and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). Since then, our only remaining operations are those of Florida Trust Company (“the Trust Company”), which can not be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transaction. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total assets decreased to $4.4 million at September 30, 2010 from $1.4 billion at December 31, 2009 as a result of assumption by the FDIC as receiver of all assets and liabilities of the Bank subsidiaries on May 28, 2010 and subsequent losses related to expenses incurred for our continuing operations. The remaining assets of the Company are primarily related to the Trust Company, our only remaining operating subsidiary, which can not be expected to provide significant revenues or profits relative to the potential of our prior operations. At the present time, we are continuing to operate the Trust Company in our traditional markets. We are also currently in the process of evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial institution and any other reasonable, viable strategic transaction. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company.

Consolidated net loss from continuing operations for the third quarter of 2010 was $452,000 compared to $810,000 for the third quarter of 2009. Consolidated net loss from continuing operations for the first nine months of 2010 was $2.3 million compared to $2.3 million for the first nine months of 2009. These operating losses reflect the expenses related to the remaining corporate activities as all of the assets and liabilities of the Bank subsidiaries have been transferred to the FDIC as receiver or are in the process of being divested.

Consolidated net loss from discontinued operations for the third quarter of 2010 was $175,000 compared to a net loss from discontinued operations of $77.3 million for the third quarter of 2009. Consolidated net loss from discontinued operations for the first nine months of 2010 was $36.3 million compared to $86.6 million for the first nine months of 2009. Net loss for 2010 includes a $14.6 million gain on the disposal of the banking subsidiaries as certain estimated net losses and expenses reported in prior periods were not realized on a cash basis prior to transfer of the banking subsidiary assets and liabilities to the FDIC as receiver.

Total stockholders’ equity was $4.0 million at September 30, 2010 compared to $43.8 million at December 31, 2009. Book value per common share was $0.05 at September 30, 2010 while tangible book value was $0.05.

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

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Porter Keadle Moore, LLP, an independent registered public accounting firm, as stated in their report included in our Form 10-K for the year ended December 31, 2009.

(c) Changes in Internal Controls

Bank of Florida Corporation has made no significant changes in its internal controls over financial reporting during the nine months ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Due to the size, revenues, profit potential and value of our Trust Company operations relative to our preferred stock’s $5.8 million in liquidation preference and accumulated dividends since January 2010, it is likely that the shares of our common stock have no value.

There are substantial doubts as to our ability to continue as a going concern or to continue viable operations.

On May 28, 2010, our three bank subsidiaries were closed by the Florida Office of Financial Regulation and placed into receivership with the Federal Deposit Insurance Corporation. Florida Trust Company can not be expected to provide significant revenue or profits relative to the potential of our prior operations. Although we are presently continuing to operate the Trust Company we are also currently evaluating our options relative to the Trust Company, which include continuing to operate it, selling it, merging it into another financial and any other reasonable, viable strategic transaction. If we ultimately elect an option other than continuing to operate the Trust Company, it is our intent to wind down our operations following divestiture of the Trust Company. If we do elect to divest of the Trust Company, or if we are not successful in continuing its operations in a profitable manger, we may not be able to continue as a going concern. In which case, share of our common stock will have no value.

Any dividends received from the profitable operation of the Trust Company, or proceeds received from a sale of the Trust Company, will likely be distributed to our Series B Preferred Stockholders and our common shareholders will receive nothing for their shares

If we successfully operate the Trust Company, or are successful in divesting of the Trust Company, it is likely that any dividends or proceeds will be distributed to the holders of our Series B Preferred Stock, which has a $5.8 million aggregate liquidation preference relative to our common stock and accumulated dividends since January 2010. Our common shareholders should expect to receive nothing from the continued operations of the Trust Company or from the sale of the Trust Company (and subsequent dissolution or winding up of the Company).

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

The Company has not declared or paid the dividends due on January 1, 2010, April 1, 2010, July 1, 2010, October 1, 2010 or January 1, 2011 on the outstanding shares of its Series B Preferred Stock. As of September 30, 2010, the aggregate amount of dividends in arrears totaled $322,000 and as of January 1, 2011, totaled $537,500.

ITEM 6.	EXHIBITS

The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-K. The exhibits which are denominated by a (b.) were previously filed as a part of Amendment No. 1 to Form SB-2, filed with the SEC on May 7, 1999. The exhibits which are denominated by a (c.) were previously filed as a part of Form 10-KSB filed with the SEC on March 30, 2000. The exhibits which are denominated by a (g.) were previously filed as part of Form 8-K filed on July 2, 2009. The exhibits which are denominated by a (h.) were previously filed as part of Form 10-Q filed on November 9, 2007. The exhibits that are denominated by a (j.) were previously filed as part of Form 10-Q filed with the SEC on August 4, 2005. The exhibits that are denominated by a (m.) were previously filed as part of Schedule DEF 14A filed with the SEC on April 21, 2006. The exhibits that are denominated by a (n.) were previously filed as part of Form 10-K filed with the SEC on March 8, 2007. The exhibits that are denominated by a (o.) were previously filed as part of Form 10-Q filed with the SEC on August 7, 2008. The exhibits that are denominated by a (p.) were previously filed as part of Form S-8 filed with the Securities and Exchange Commission on October 30, 2009. The exhibit that is denominated by a (q.) was previously filed as part of a Form 8-K filed with the SEC on October 21, 2009.

Exhibit Number	Description of Exhibit

j.3.1	Amended and Restated Articles of Incorporation

o.3.2	Third Amended and Restated Bylaws dated April 24, 2008

n.3.3	Article of Amendment to Restated Articles of Incorporation dated December 20, 2006

g.3.4	Articles of Amendment to Articles of Incorporation dated June 26, 2009

q.3.5	Articles of Amendment to Restated Articles of Incorporation dated August 27, 2009

b.4.1	Specimen Common Stock Certificate

m.4.2	2006 Stock Compensation Plan

g.4.4	Specimen Series B Preferred Stock Certificate

c.10.4	1999 Stock Option Plan

c.10.5	Form of Incentive Stock Option Agreement

p.10.21	401(k) Plan

h.14.1	Code of Ethical Conduct (for Principal Executive and Financial Officer) approved on September 20, 2007

h.14.2	Code of Ethics approved on September 20, 2007

21.1	Subsidiaries of the Registrant

Exhibit Number	Description of Exhibit

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK OF FLORIDA CORPORATION

Dated: March 2, 2011	By:	/s/ Joe B. Cox
Joe B. Cox Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)